Form 10QSB
period 1996-09-30
MURDOCK COMMUNICATIONS CORP
filed 1996-12-10
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996
                                             OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   / /      EXCHANGE ACT OF 1934

            For the transition period from _______ to _________

                     Commission File Number      000-21463
                                             ------------------

                       MURDOCK COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            Iowa                                       42-1337746
 ------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                1112 29th Avenue S.W., Cedar Rapids, Iowa 52404
                -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  319-362-6900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes       No  X*
                               ---      ----

*The Registrant became subject to the filing requirements of sections 13 or 15(d) of the Securities Exchange Act of 1934 on October 21, 1996.

On October 25, 1996, there were outstanding 3,925,351 shares of the Registrant's no par value common stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                  FORM 10-QSB

                               SEPTEMBER 30, 1996

                                     INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page
Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995
         (Unaudited)......................................................     3

         Statements of Income for the Three Months and Nine Months Ended
         September 30, 1996 and September 30, 1995 (Unaudited)............     4

         Statements of Cash Flows for the Nine Months Ended September 30,
         1996 and September 30, 1995 (Unaudited)..........................     5

         Notes to Financial Statements (Unaudited)........................     6

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         Results of Operations............................................    10


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   19

Item 2.  Changes in Securities.............................................   19

Item 3.  Defaults Upon Senior Securities...................................   20

Item 4.  Submission of Matters to a Vote of Security Holders...............   20

Item 5.  Other Information.................................................   21

Item 6.  Exhibits and Reports on Form 8-K..................................   21

         Signatures........................................................   22

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       MURDOCK COMMUNICATIONS CORPORATION
                                 Balance Sheets


                                                                         September 30, 1996 *     December 31, 1995 *
                                                                         ------------------       -----------------
                                                                                    (Amounts in thousands)
ASSETS
CURRENT ASSETS:
    Cash                                                                           $      -        $      159
    Accounts receivable, less allowance for doubtful accounts                           729               547
    AT&T commission receivable                                                        1,000               750
    Inventory                                                                            51                51
    Prepaid expenses                                                                    335                73
                                                                                   --------        ----------
            Total current assets                                                      2,115             1,580
                                                                                   --------        ----------
PROPERTY AND EQUIPMENT:
    Land and building                                                                   429               429
    Telecommunications equipment                                                      1,506             1,156
    Furniture and equipment                                                             216               209
    Vehicles                                                                             28                29
                                                                                   --------        ----------
                                                                                      2,179             1,823
    Accumulated depreciation and amortization                                        (1,086)             (870)
                                                                                   --------        ----------
                                                                                      1,093               953
    Telecommunications equipment under capital lease, net of accumulated              2,593             3,632
       amortization                                                                --------        ----------

            Property and equipment, net                                               3,686             4,585
                                                                                   --------        ----------
OTHER ASSETS:
    Leased equipment deposits                                                            13                 6
    Cost of purchased equipment location contracts, net of accumulated                  356               991
      amortization
    Technology license from a related party, net of accumulated amortization            263               342
    Direct financing lease receivable, less unearned income                             106                 -
    Other                                                                               114                 -
                                                                                   --------        ----------
            Total other assets                                                          852             1,339
                                                                                   --------        ----------
            Total                                                                  $  6,653        $    7,504
                                                                                   ========        ==========
LIABILITIES, REDEEMABLE SECURITIES AND COMMON SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Notes payable, including $750,000 to a related party                           $  2,190        $    1,225
    Outstanding checks in excess of cash balances                                       364                 -
    Accounts payable                                                                    847               777
    Accrued expenses                                                                    892               629
    Current portion of capital lease obligations principally with a related party     1,674             1,353
    Current portion of long-term debt with related parties                               35               315
    Current portion of long-term debt, others                                            15                14
                                                                                   --------        ----------
         Total current liabilities                                                    6,017             4,313

LONG-TERM LIABILITIES:
    Capital lease obligations principally with a related party, less current          4,072             4,129
      portion
    Long-term debt with related parties, less current portion                         1,085               956
    Long-term debt, others, less current portion                                        282               294
    Deferred income                                                                     185               245
    Deferred gain related to a related party restructuring                                -             1,800
                                                                                   --------        ----------
            Total liabilities                                                        11,641            11,737
                                                                                   --------        ----------

REDEEMABLE SECURITIES:
    10% Series A Redeemable Preferred Stock, no par or stated value
         Authorized   45,000 shares
         Issued and outstanding:  22,650                                              2,292             2,001
    Common stock put warrants   14,706 warrants held by a related party                 162               162
                                                                                   --------        ----------
            Total redeemable securities                                               2,454             2,163
                                                                                   --------        ----------

COMMON SHAREHOLDERS' DEFICIT:
    Common stock, no par or stated value
         Authorized 7,500,000 shares
         Issued and outstanding 1,168,986 shares                                        194               194
    Common stock warrants
         Authorized 45,000 detachable warrants
         Issued and outstanding:  22,650                                                639               559
    Additional paid-in-capital                                                          124               124
    Accumulated deficit                                                              (8,399)           (7,273)
                                                                                   --------        ----------
            Total common shareholders' deficit                                       (7,442)           (6,396)
                                                                                   --------        ----------
            Total                                                                  $  6,653        $    7,504
                                                                                   ========        ==========

    The accompanying notes are an integral part of the financial statements.

    *The balance sheet as of September 30, 1996 is unaudited. The balance sheet as of December 31,1995, is derived from audited financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Three Months Ended           Nine Months Ended
                                                   ------------------           -----------------
                                                 September 30,   September 30, September 30, September 30,
                                                      1996          1995          1996         1995
                                                 --------------  ------------- ------------- -------------
                                                   (amounts in thousands, except per share amounts)
REVENUES:
  Call processing revenues                        $    1,367    $    1,620   $    3,807   $    5,680
  AT&T commissions                                       438             -        2,038          500
  Sales of equipment inventory                            98            82          155          347
  Recognition of gains deferred from equipment
     sales with a related party                           38            68          110          220
  Other income                                             2             -            2           58
                                                  ----------    ----------   ----------   ----------
       Total revenues                                  1,943         1,770        6,112        6,805
                                                  ----------    ----------   ----------   ----------
COST OF SALES:
  Call processing                                      1,452         1,076        3,603        3,945
  Equipment inventory                                     16            68           27          236
                                                  ----------    ----------   ----------   ----------
       Total cost of sales                             1,468         1,144        3,630        4,181
                                                  ----------    ----------   ----------   ----------
GROSS OPERATING PROFIT                                   475           626        2,482        2,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE              723           590        1,947        1,759
DEPRECIATION AND AMORTIZATION EXPENSE                    461           590        1,513        1,728
                                                  ----------    ----------   ----------   ----------
OPERATING INCOME (LOSS)                                 (709)         (554)        (978)        (863)
INTEREST EXPENSE:
  Interest on capital leases, principally to a
  related party                                          179           238          576          631
  Other interest expense                                 299            35          558          255
                                                  ----------    ----------   ----------   ----------
       Total interest expense                            478           273        1,134          886
                                                  ----------    ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                    (1,187)         (827)      (2,112)      (1,749)
INCOME TAXES                                               -             -            8            -
                                                  ----------    ----------   ----------   ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (1,187)         (827)      (2,120)      (1,749)
EXTRAORDINARY GAIN ON RELATED PARTY
RESTRUCTURING                                              -             -        1,084            -
                                                  ----------    ----------   ----------   ----------
NET INCOME (LOSS)                                 $   (1,187)   $     (827)  $   (1,036)  $   (1,749)
                                                  ----------    ----------   ----------   ----------
PRO FORMA NET INCOME (LOSS)                       $   (1,173)   $     (820)  $   (1,003)  $   (1,725)
                                                  ----------    ----------   ----------   ----------
PRO FORMA NET INCOME (LOSS) PER
   COMMON AND COMMON EQUIVALENT SHARE
  Income before extraordinary item                $    (0.54)   $    (0.38)  $    (0.96)  $    (0.79)
  Extraordinary item                                       -             -         0.50            -
                                                  ----------    ----------   ----------   ----------
  Net income (loss)                               $    (0.54)   $    (0.38)  $    (0.46)  $    (0.79)
PRO FORMA COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING            2,172,858     2,172,858    2,172,858    2,172,858
                                                  ----------    ----------   ----------   ----------

  The accompanying notes are an integral part of the financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30
                                                                          ------------
                                                                        1996         1995
                                                                        ----         ----
   OPERATING ACTIVITIES:
   Net income (loss):                                               $ (1,036)    $ (1,749)
   Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
   Extraordinary gain on related party restructuring                  (1,084)           -
   Depreciation and amortization                                       1,513        1,728
   Noncash interest expense                                              190          119
   Write-off of deferred lease restructuring costs                         -            -
   Write-off of deposits                                                   -            -
   Recognition of deferred income                                       (110)        (220)
   Changes in operating assets and liabilities, excluding
       the effects of an acquisition:
   Receivables                                                          (432)       1,427
   Inventory                                                              (1)          14
   Prepaid expenses                                                     (262)          11
   Outstanding checks in excess of cash balances                         364            -
   Accounts payable                                                       70         (148)
   Accrued expenses                                                      263          455
   Deferred income                                                        50           17
                                                                    --------     --------
        Net cash flows from operating activities                        (475)       1,654
                                                                    --------     --------
   INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (488)        (259)
   Proceeds from sales of property and equipment                           9            -
   Purchase of equipment leased to
       others under direct finance lease                                (109)           -
   Cash acquired with acquisition                                          -            2
                                                                    --------     --------
        Net cash flows from investing activities                        (588)        (257)
                                                                    --------     --------
   FINANCING ACTIVITIES:
   Payments on capital lease obligations                                (274)        (721)
   Proceeds from capital lease obligations                               489          240
   Borrowings on notes payable                                         1,890          475
   Payments on notes payable                                            (925)           -
   Borrowings of long-term debt with related parties                     179            -
   Payments on long-term debt with related parties                      (330)      (1,315)
   Payments on long-term debt, others                                    (10)          (9)
   Payment of underwriter and offering expenses                         (115)           -
   Dividends paid on 10% Series A Redeemable Preferred Stock               -         (129)
   Repurchase of 10% Series A Redeemable Preferred Stock                   -          (92)
      and detachable common stock warrants                                 -            -
                                                                    --------     --------
        Net cash flows from financing activities                         904       (1,551)
                                                                    --------     --------
   NET INCREASE (DECREASE) IN CASH                                      (159)        (154)
   CASH AT BEGINNING OF PERIOD                                           159          157
                                                                    --------     --------
   CASH AT END OF PERIOD                                            $      -     $      3
                                                                    ========     ========
   SUPPLEMENTAL DISCLOSURE
   Cash paid during the period for interest                         $    944     $    767
   Cash paid during the period for income taxes                     $      8     $      0

   The accompanying notes are an integral part of the financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



Unaudited Financial Statements

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operation of Murdock Communications Corporation for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December, 1995, and the six months ended June 30, 1996, included in the Company's Registration Statement on Form SB-2, Registration No. 333-05422C, filed with the Securities and Exchange Commission on October 16, 1996.

Pro Forma Per Share Information

     Due to the conversion of the 10% Series A Redeemable Preferred Stock and related Common Stock warrants and of certain shareholder notes upon closing of the Company's initial public offering, historical per share information is not considered relevant. The Company's pro forma net loss per common and common equivalent share is based on the weighted average number of shares of common and common equivalent shares, using the treasury stock method and an offering price of $5.00 per share, outstanding during the periods presented and the shares issuable upon the conversion of the 10% Series A Redeemable Preferred Stock and related Common Stock warrants and of certain shareholder notes. Equivalent shares in the form of stock options and other warrants are excluded from the calculations during loss periods since they are antidilutive. Retroactive restatement has been made in the financial statements to all share and per share data for a 15.4456 for 1 stock split.

Debt

     As previously reported, the Company entered into a bridge financing arrangement with its underwriter for up to $650,000 of 12% subordinated notes. The notes were issued in tranches of $400,000, and $250,000. The first tranche of notes of $400,000 was automatically converted into the Units, each consisting of two shares of common stock and one common stock purchase warrant ("Units") at a conversion ratio equal to 50% of the initial public offering price effective upon completion of the initial public offering ("the Offering"). The second tranche of notes was issued with warrants to purchase the number of Units equal to the principal amount of the notes divided by 60% of the initial public offering price. In July 1996, the Company borrowed $400,000 under this arrangement. The Company will record additional interest expense over the term of the note in the amount of $80,000 based upon the 10% greater discount of the first tranche over the discount reflected in the exercise price of the warrants issued in the second tranche of the bridge financing. In August 1995, the Company borrowed the remaining $250,000 under the second tranche of bridge financing and issued a warrant for 41,667 units at an exercise price of $6.00 per unit.

In September 1996, the Company borrowed $140,000 under a $150,000 revolving credit facility with a financial institution due in October 1996.

In September 1996, the Company borrowed $350,000 under a promissory note issued by a financial institution, with the interest payable at 1.5% over the prime rate and with all principal and accrued interest due on demand or, if no demand is made, in March 1997.

Income Taxes

     At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2 million to use to offset future taxable income. For the nine months ending September 30, 1996, the Company had a pretax loss of $1 million. A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

The Company has recorded current income tax expense in the amount of $8,000. This relates primarily to certain state income taxes.

Contingencies

     As previously disclosed, the Company received a notice and demand dated September 20, 1996 (the "Demand") from the trustee for the Value-Added Communications Litigation Trust, as successor-in-interest to the bankruptcy estate of Value-Added Communications, Inc. (collectively, "VAC"), relating to revenues received by the Company for providing telecommunications services to the hotels managed by Larken. The Demand alleges that all revenues received by the Company for providing telecommunications services to the Larken managed hotels constitute avoidable transfers under the federal Bankruptcy Code and demands payment to VAC of all such amounts. The amount of revenues subject to the Demand is not specified. The Company generated revenues of $591,725 for the fiscal year ended December 31, 1995 in connection with such telecommunications services, and paid an aggregate of $432,689 to Mr. Cahill during 1995 and the first six months of 1996 for commissions accrued during 1995 in connection with such revenues. The Company believes that the Demand is without merit, that it has meritorious defenses to VAC's allegations as set forth in the Demand and that a loss with respect to this matter is not probable, primarily because the Company's agreements to provide telecommunications services to Larken were made by the Company in good faith, for value and without knowledge as to the alleged avoidable nature of such agreements. In addition, Larken and Mr. Cahill have acknowledged that the VAC matter is covered by the Larken indemnification agreement and Mr. Cahill's guarantee, and that such indemnification agreement with Larken will cover any losses, costs or expenses incurred by the Company in connections with this threatened claim. Pursuant to the indemnification agreement, Larken has assumed the defense of the VAC claims. VAC's attorney sent a second threatening letter, but has not filed a lawsuit. Nonetheless, such a lawsuit could be filed at any time. Pursuant to the indemnification agreement, Larken is obligated to defend any such lawsuit and indemnify the Company for any costs, damages or expenses relating to the lawsuit, including attorney's fees. The indemnification agreement requires Larken to keep the Company informed regarding the status of the litigation, if any. The Company intends to actively monitor this matter, and any litigation that might be commenced, to be sure that the Company's interests are being adequately represented by Larken and the attorneys retained by Larken on the Company's behalf pursuant to the indemnification agreement. The Company has not made an independent investigation of Mr. Cahill's financial position or net worth, although Mr. Cahill has previously represented to the Company that he is an accredited investor as defined in Regulation D under the Securities Act of 1933, with net worth in excess of $1 million. The outcome of this matter cannot presently be determined and no assurance can be given that the Company will not incur liability or expenses in connection with the allegations contained in the Demand. Also, no assurance can be given that either Larken or Mr. Cahill will have sufficient assets to meet their respective obligations in the event that the Company incurs liability pursuant to this matter. No provisions for any loss that may result upon the resolution of this matter has been made in the financial statements.

Initial Public Offering

     On October 21,1996, the Company completed an initial public offering of the Company's common stock and common stock warrants. To date, 800,000 unit comprised of two shares of common stock and one warrant to purchase common stock have been sold. The Company has received proceeds as follows:

Sale of 800,000 Units                        $8,008,000
Estimated Expenses to Date                    1,432,512
                                             ----------
Net Proceeds to Company                      $6,575,488
                                             ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere within.

RESULTS OF OPERATIONS

Three Months ending September 30, 1996 and 1995

The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                     Three Months Ending
                                     September 30,
                                     ----------------------
                                        1996        1995
                                     ----------  ----------
Revenues                                100%        100%
Cost of sales                            76%         65%
Selling, general and administrative      37%         33%
Depreciation and amortization            24%         33%
                                     ------      ------
Total operating expenses                136%        131%
                                     ------      ------
Operating income (loss)                 -36%        -31%
Interest expense                         25%         15%
Income taxes                              0%          0%
Extraordinary gain                        0%          0%
                                     ------      ------
Net income (loss)                       -61%        -47%
                                     ======      ======

REVENUES. Call processing revenues decreased to $1.4 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995, representing a decrease of $.2 million, or 13%. This decrease was primarily caused by the decrease in OSP calls carried by the Company as it converted customers into the Lodging Partnership program with AT&T because the Company receives a commission on a per call basis under the Lodging Partnership rather than recording the gross amount of each phone call based on the phone call's duration. OSP revenues decreased to $300,000 for the three months ended September 30, 1996, from $400,000 for the three months ended September 30, 1995, representing a decrease of $100,000 or 25%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. One-plus revenues decreased to $214,000 for the three months ended September 30, 1996 from $247,000 for the three months ended September 30, 1995, representing a decrease of $33,000 or 13%. The decrease was attributable to a decrease in the number of hotel or motel properties provided one-plus services, from 38 to 22, as a result of the reduction in the number of properties owned by Larken, the hotel management company that purchases the Company's one-plus services. The Company believes that the movement of its hotel and motel customers from OSP services to the Lodging Partnership will provide more consistent recurring revenues over a longer period of time. However, the Company's experience with the new payment criteria is limited, and no assurance can be given that the Company will be able to successfully replace nonrecurring signing bonuses with revenues derived from monthly bonuses based on call volume. Furthermore, the Company to date has not been profitable during its transition from OSP services to the Lodging Partnership and no assurance can be given that this business will become profitable.

     Calling commissions from AT&T decreased to $831,000 for the three months ended September 30, 1996 from $934,000 for the three months ended September 30, 1995, a decrease of $103,000 or 11%. This decrease was caused primarily by a reduction in call volume per room caused by dial around calling such as 1-800-CALL ATT. The Company does not expect to see a significant increase in dial around traffic. Signing commissions and bonuses from AT&T increased to $438,000 for the three months ended September 30, 1996 from $0 for the three months ended September 30, 1995, an increase of $438,000 . This increase was caused by the addition of monthly bonuses pursuant to the AT&T Agreement.

     The Company provided services to a total of 105,000 hotel and motel rooms as of September 30, 1996, as compared to 90,000 hotel and motel rooms as of September 30, 1995.

     Equipment sales and rentals generated a net profit of $82,000 for the three months ended September 30, 1996, and a net profit of $14,000 for the three months ended September 30, 1995, for an increase of $68,000 or 83%.

     COST OF SALES. Cost of sales increased to $1.5 million for the three months ended September 30, 1996, from $1.1 million for the three months ended September 30, 1995, an increase of $400,000 or 36%. This increase was primarily due to an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership. Commissions paid to hotels and motels increased to $1.2 million for the three months ended September 30, 1996 from $850,000 for the three months ended September 30, 1995, and increased as a percent of revenues to 60% from 49 % in the corresponding prior period. Commissions paid to hotels and motels are based on the gross profits derived with respect to that property regardless of whether services are provided through OSP or the Lodging Partnership. Cost of sales as a percentage of revenues increased to 75% for the three months ended September 30, 1996, from 65% for the three months ended September 30, 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased to $723,000 for the three months ended September 30, 1996, from $590,000 for the three months ended September 30, 1995, an increase of $133,000 or 22%. This increase is due primarily to normal salary increases and the addition of four full time employees and establishing an office and warehouse in Dallas, Texas. Selling, general and administrative expenses include expenses incurred as the Company expands its customer base.

Adding new customers to the Company's base generally requires up-front selling expenses and equipment installation expenses which may vary significantly depending on the customer.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $461,000 for the three months ended September 30, 1996 from $590,000 for the three months ended September 30, 1995. This was a result of a reduction in purchase price of assets associated with the recognition of a deferred gain on restructuring of debt which resulted in a reduction in carrying value of $500,000 to the cost of purchased equipment location contracts. During 1995, the Company adopted Statements of Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Adoption of this standard resulted in the reduction in carrying amount of idle assets in the amount of $400,000.

     INTEREST EXPENSE. Interest expense increased to $478,000 for the three months ended September 30, 1996, from $273,000 for the three months ended September 30, 1995, an increase of $205,000 or 43%. The increase is attributable to additional borrowings in the form of notes payable and new lease obligations with Berthel, bridge financing arranged through the underwriter and the corresponding discounts and fees, and additional notes from financial institutions.

Nine Months ending September 30, 1996 and 1995

The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                      Nine Months Ending
                                     --------------------
                                        September 30,
                                     --------------------
                                       1996       1995
                                     ---------  ---------
Revenues                               100%       100%
Cost of sales                           59%        61%
Selling, general and administrative     32%        26%
Depreciation and amortization           25%        25%
                                      -----      -----
Total operating expenses               116%       112%
                                      -----      -----
Operating income (loss)                -16%       -12%
Interest expense                        19%        13%
Income taxes                             0%         0%
Extraordinary gain                      18%         0%
                                      -----      -----
Net income (loss)                      -17%       -25%
                                      =====      =====


REVENUES. Call processing revenues decreased to $3.8 million for the nine months ended September

30, 1996 from $5.7 million for the nine months ended September 30, 1995, representing a decrease of $1.9 million, or 33%. This decrease was primarily caused by the decrease in OSP calls carried by the Company as it converted customers into the Lodging Partnership program with AT&T because the Company receives a commission on a per call basis under the Lodging Partnership rather than recording the gross amount of the phone call based on the phone calls' duration. OSP revenues decreased to $932,000 for the nine months ended September 30, 1996, from $2.9 million for the nine months ended September 30, 1995, representing a decrease of $2 million or 69%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. One-plus revenues decreased to $628,000 for the nine months ended September 30, 1996 from $818,000 for the nine months ended September 30, 1995, representing a decrease of $190,000 or 23%. The decrease was attributable to a decrease in the number of hotel or motel properties provided one-plus services, from 38 to 22, as a result of the reduction in the number of properties owned by Larken, the hotel management company that purchases the Company's one-plus services. The Company believes that the movement of its hotel and motel customers from OSP services to the Lodging Partnership will provide more consistent recurring revenues over a longer period of time. However, the Company's experience with the new payment criteria is limited, and no assurance can be given that the Company will be able to successfully replace nonrecurring signing bonuses with revenues derived from monthly bonuses based on call volume. Furthermore, the Company to date has not been profitable during its transition from OSP services to the Lodging Partnership and no assurance can be given that this business will become profitable.

     Calling commissions from AT&T increased to $2.2 million for the nine months ended June 30, 1996 from $1.9 million for the nine months ended June 30, 1995, an increase of $300,000 or 16%. Signing commissions and bonuses from AT&T increased to $2.0 million for the nine months ended June 30, 1996 from $500,000 for the nine months ended June 30, 1995, an increase of $1.5 million or 300%. This increase was caused by the addition of monthly bonuses pursuant to the AT&T Agreement of $1.0 million and an increase in signing bonuses of $500,000, including earning a single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996. In subsequent quarters, the Company expects to earn commissions and bonuses under the Lodging Partnership program based primarily on the volume of calling traffic rather than on the placement of hotel rooms in the Lodging Partnership program. The Company believes that this change in the criteria for payment under the AT&T Agreement will even out revenues and provide the opportunity for increased revenues for the term of a given contract with a hotel or motel in the Lodging Partnership based on historical occupancy percentages and guest calling patterns.

     The Company provided services to a total of 105,000 hotel and motel rooms as of September 30, 1996, as compared to 90,000 hotel and motel rooms as of September 30, 1995.

     Equipment sales and rentals generated a net profit of $128,000 for the nine months ended September 30, 1996, and a net profit of $111,000 for the nine months ended September 30, 1995, for an increase of $17,000 or 15%.

     COST OF SALES. Cost of sales decreased to $3.6 million for the nine months ended September 30, 1996, from $3.9 million for the nine months ended September 30, 1995, a decrease of $300,000 or 8%. Cost of transmission associated with providing OSP services and 1+ services decreased to $726,000 for the nine months ended September 30, 1996, from $992,000 for the nine months ended September 30, 1995, for a decrease of $266,000 or a decrease of 27%. Other expenses of providing OSP services decreased to $59,000 for the nine months ended September 30, 1996, from $221,000 for the nine months ended September 30, 1995, for a decrease of $162,000 or a decrease of 73%. These decreases were offset by an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership. Commissions paid to hotels and motels increased to $2.8 million for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995, and increased as a percent of revenues to 46% from 38% in the corresponding prior period. Commissions paid to hotels and motels are based on the gross profits derived with respect to that property regardless of whether services are provided through OSP or the Lodging Partnership. Cost of sales as a percentage of revenues increased to 59% for the nine months ended September 30, 1996, from 58% for the nine months ended September 30, 1995.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased to $1.9 million for the nine months ended September 30, 1996, from $1.8 million for the nine months ended September 30, 1995, an increase of $100,000 or 6%. This increase is due primarily to normal salary increases and the addition of four full time employees and establishing an office and warehouse in Dallas, Texas. Selling, general and administrative expenses include expenses incurred as the Company expands its customer base. Adding new customers to the Company's base generally requires up-front selling expenses and equipment installation expenses which may vary significantly depending on the customer.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $1.5 million for the nine months ended September 30, 1996 from $1.7 for the nine months ended September 30, 1995. This was a result of a reduction in purchase price of assets associated with the recognition of a deferred gain on restructuring of debt which resulted in a reduction in carrying value of $500,000 to the cost of purchased equipment location contracts. This gain was recognized June 29, 1996.

During 1995, the Company adopted Statements of Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Adoption of this standard resulted in the reduction in carrying amount of idle assets in the amount of $400,000.

     INTEREST EXPENSE. Interest expense increased to $1.1 million for the nine months ended September 30, 1996, from $886,000 for the nine months ended September 30, 1995, an increase of $214,000 or 24%. The increase is attributable to additional borrowings in the form of notes payable and new lease obligations with Berthel, bridge financing arranged through the underwriter and the corresponding discounts and fees, and additional notes from financial institutions.

     EXTRAORDINARY GAIN. In 1996, the Company repaid certain obligations to Intellicall, Inc. resulting in an extraordinary gain on debt restructuring on $1.1 million. This was a one time gain resulting from a 1994 restructuring of debt and the purchase price of a group of assets purchased from Intellicall, Inc. by the Company. The gain was deferred pending payment of all amounts due under a note issued in connection with the restructuring. This note was repaid on June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's current liabilities of $6.0 million exceeded current assets of $2.1 million resulting in a working capital deficit of $3.9 million. During the nine month period ended September 30, 1996, the Company used $475,000 in cash for operating activities, and used $588,000 in investing activities, primarily the purchase of equipment. The Company received proceeds from new debt and capital lease financing of $2.6 million and repaid borrowings on notes payable and made payments on capital lease obligations of $1.5 million, and paid underwriting expenses of $115,000, resulting in a decrease in available cash of $159,000 for the nine months ended September 30, 1996.

     The Company's principal sources of capital to date have been cash flow from its operations, private offerings of debt and equity securities and lease financing arrangements with Berthel, Fisher & Co. ("Berthel") to purchase telecommunications equipment. The total amount of lease financing with Berthel at September 30, 1996 was $5.7 million. The Company currently makes monthly lease payments of approximately $144,000 in the aggregate and anticipates that it will be obligated to make monthly lease payments to Berthel of approximately $83,000 in the aggregate after the offering, pursuant to these lease financing arrangements. Berthel also holds demand notes issued by the Company totaling $750,000, collateralized by $1,750,000 of bonus payments to be received by the Company under the AT&T Agreement. Berthel agreed, effective upon the completion of the Company's Offering and the buy out of certain leases with Berthel affiliates, to convert these demand notes into a 48 month term note, collateralized by certain equipment and contracts owned by the Company with a value of $750,000 as determined by Berthel, and to release the $1,750,000 of bonus payments as collateral for this obligation.

     The Company has also borrowed $250,000 under a revolving credit facility with Firstar Bank Iowa ("Firstar") ending December 1, 1996 and $140,000 under a $150,000 revolving credit facility with Firstar ending October 17, 1996. Although the Company currently does not have any borrowing capacity under the Firstar credit facility ending on December 1, 1996, the Company plans to use $250,000 of the proceeds of the Offering to repay indebtedness under this facility. The Company borrowed $350,000 from a financial institution under a promissory note, with interest payable at 1.5% over the applicable prime rate, and with the principal and all accred but unpaid interest payable on demand or, if no demand is made, on March 5, 1997. The Company used part of the proceeds of this note to acquire certain of the assets of PowerTel of Delaware, Inc.

     In July 1996, the Company completed the offer and sale of $400,000 aggregate principal amount of 12% Convertible Promissory Notes ("Convertible Bridge Notes") as a private placement. The Convertible Bridge Notes were automatically be converted into 80,000 Units effective upon the completion of the Offering. The Company paid commissions of $24,000 to two placement agents in connection with the offering of the Convertible Bridge Notes, and the Company received net proceeds of approximately $372,000.

     In August 1996, the Company sold a 12% promissory note in the principal amount of $250,000 along with the associated warrant to purchase 41,667 Units (the "Bridge Warrant"). The Bridge Warrant is exercisable at any time until its expiration on August 5, 1998. The exercise price of the Bridge Warrant is $6.00 per Unit.

     On October 21, 1996, the Company completed the Offering. To date, 800,000 units each consisting of two shares of common stock and one warrant to purchase common stock have been sold, and the Company has received net proceeds of $6,575,488.

     The Company believes that the net proceeds from the offering, together with existing capital and anticipated funds from operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and is subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such statements include statements identified as based on the Company's belief or expectation. Such risks and uncertainties include, but are not limited to, general economic conditions in the geographical areas and markets that the Company is targeting for its services, the availability of adequate equipment to meet the Company's marketing plans and customer demand, the successful development, testing and deployment of new technology, access to sufficient debt or equity capital to meet the Company's operating and financial needs, and the quality and price of similar or comparable communications services offered by the Company's competitors.

                          PART II - OTHER INFORMATION

    Item 1.      Legal Proceedings.

        The Company is not a party to any material pending legal proceedings.

    Item 2.      Changes in Securities.

           The Company made the following sales of unregistered securities during the three month period ended September 30, 1996.

           In July 1996, the Company solicited from each holder of the Company's 10% Series A Preferred Stock (the "Preferred Stock") irrevocable offers for the Company to exchange, effective as of the date of the closing of the offering, shares of the Company's Common Stock for all of such holder's shares of Preferred Stock and the warrants issued to such holder in connection therewith. The number of shares of Common Stock that a holder of Preferred Stock will be entitled to receive is equal to (a) the number of shares of Preferred Stock held by such holder multiplied by (b) (i) the applicable redemption price of the Preferred Stock on the date of the closing of the offering divided by (ii) 35% of the price per unit of the units (the "Units") offered in the offering made pursuant to this Registration Statement (the "Public Offering").
      The Company will not receive any proceeds with respect to this exchange offer, and will not pay any fee or commission with respect to the solicitation of offers to exchange. The Company is conducting the exchange offer as an offering exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to section 3
      (a) (9) of the Act. As of the date of the Registration Statement, the Company has received offers to exchange from the holders of all of the outstanding shares of Preferred Stock.

           In July 1996, the Company completed the first tranche of a bridge financing as a private placement exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D under the Act. The first tranche of the bridge financing consisted of $400,000 aggregate principal amount of 12% convertible promissory notes (the "Conversion Bridge Notes"). The Convertible Bridge Notes will automatically be converted into Units of $5.00 per Unit effective upon the completion of the Public Offering. The Convertible Bridge Notes were sold to 11 purchasers. Each purchaser has certified to the Company that he or she is an "accredited investor" within the meaning of Rule 501 (a) of Regulation D under the Act. The Company paid commissions of $24,000 to two placement agents in connection with the offering of the Convertible Bridge Notes, and the Company received net proceeds of approximately $372,000.

           In August 1996, the Company completed the second tranche of the bridge financing as a private placement exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D under the Act. The second tranche of the bridge financing consisted of the sale of a 13% promissory note in the principal amount of $250,000 to one purchaser along with an associated warrant to purchase 41,667 Units (the "Bridge Warrant"). The Bridge Warrant is exercisable at any time after the completion of this offering until its expiration on August 5, 1998. The exercise price of the Bridge Warrant is $6.00 per Unit. The purchaser has certified to the Company that he is an "accredited investor" within the meaning of Rule 501 (a) of Regulation D under the Act. The Company paid commissions of $15,000 to two placement agents in connection with the offering of the Note and the Bridge Warrant, and the Company received net proceeds of approximately $232,000.

Item 3.  Defaults Upon Senior Securities.

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     A special meeting (the "Special Meeting") of the shareholders of the Company was held on July 29, 1996. The holders of the Company's no par value common stock and the Company's no par value preferred stock (collectively, the "Voting Stock") voted as a single class at the Special Meeting, and 82,584 shares of Voting Stock, or 83% of the 98,334 shares of Voting Stock outstanding were represented in person or by proxy at the Special Meeting, constituting a quorum. The three proposals submitted by the Company at the Special Meeting and the results of the voting on such proposals are as follows:

     The first proposal provided for the approval of Amended and Restated Articles of Incorporation of the Company, amending the Articles of Incorporation to (i) change the name of the Company to "Murdock Communications Corporation," (ii) increase the total number of authorized shares of common stock from 200,000 to 7,500,000 and (iii) provide for the indemnification of the Company's directors and officers by the Company to the fullest extent allowed by the laws of the State of Iowa. This proposal was adopted with 80,984 shares voted for the proposal, 100 shares voted against and 1,500 shares abstaining.

     The second proposal provided for the amendment of the Company's 1993 Stock Option Plan to increase the aggregate number of shares of common stock which may be sold thereunder from 12,250 to 5% of the outstanding shares of Common Stock, on a fully diluted basis, after the completion of an initial public offering of the Company's securities. This proposal was adopted with 81,084 shares voted for the proposal, 200 shares voted against the proposal and 1,300 shares abstaining.

     The third proposal provided for the approval of an incentive equity plan to provide performance-based grants of common stock, or warrants or options to purchase shares of common stock, to the executive officers of the Company or to other key employees of the Company as may be designated by the Compensation Committee of the Company's Board of Directors, and providing that the maximum aggregate number of shares of common stock which may be granted under this Plan will be 5% of the outstanding shares of common stock, on a fully diluted basis, after the completion of the initial public offering of the Company's securities. This proposal was adopted with 80,884 shares voted for the proposal, 400 shares voted against the proposal and 1,300 shares abstaining.

Item 5.   Other Information.

       Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibits:

          3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (Registration No. 333-05422C) filed by the Company with the Securities and Exchange Commission on August 13, 1996.)

          3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Registration No. 333-05422C) filed by the Company with the Securities and Exchange Commission on August 13, 1996.)

          27 Financial Data Schedule

          Reports on Form 8-K:  None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 9th day of December, 1996.

                                        MURDOCK COMMUNICATIONS CORPORATION

                                        BY  Guy O. Murdock
                                            ----------------------------------
                                            Guy O. Murdock, Chief Executive
                                            Officer

                                        BY David F. Schultz
                                           -----------------------------------
                                           David F. Schultz, Chief Financial
                                           Officer and Secretary