Form 10KSB
period 1996-12-31
MURDOCK COMMUNICATIONS CORP
filed 1997-03-31
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to
____.

                        Commission file number 000-21463

                       Murdock Communications Corporation
       (Exact name of small business issuer as specified in its charter)



               Iowa                                    42-1337746
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

     1112 29th Avenue S.W., Cedar Rapids, Iowa                52404
---------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


         Issuer's telephone number, including area code:  319-362-6900

      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                   Name of each exchange on
  Title of each class                                 which registered
         NA                                                   NA
  -------------------                              ------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of class)

                   Redeemable Common Stock Purchase Warrants
                   -----------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X ]

     State the issuer's revenues for its most recent fiscal year. $8,164,602

     The aggregate market value of the common stock held by nonaffiliates of the issuer as of February 28, 1997 was $14,077,039.

     On February 28, 1997, there were outstanding 4,152,494 shares of the issuer's no par value common stock.

     Transitional Small Business Disclosure Format (check one):  Yes      No  X

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the Shareholders of the issuer to be held May 28, 1997 are incorporated by reference into Part III of this report.

                                     PART I
                                     ------
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Murdock Communications Corporation ("MCC" or the "Company") is a provider of telecommunications services principally to hotels and motels. MCC was founded and incorporated in 1989 by Guy O. Murdock, who has served as its Chief Executive Officer since inception. From 1989 to 1994, MCC primarily provided traditional automated operator and call processing services ("OSP services") to its customers. These OSP services consisted of reselling credit card and collect calls originating at the hotel property and providing a commission to the hotel property. By 1994, the Company determined that dial-around, fueled by the intense advertising of AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"), would continue to reduce the number of calls that traditional OSP companies could carry and require the OSP companies to charge higher prices to maintain the same commission levels.

     The Company adapted to this fundamental change in the industry by pursuing a cooperative marketing relationship with AT&T. In October 1994, the Company entered into a contract with AT&T to route operator services traffic to AT&T through the Lodging Partnership program. Because AT&T currently bills more calls than any other carrier, the Company has experienced a dramatic increase in call traffic since starting the Lodging Partnership program. At the same time end users pay less for calls directed to AT&T through the Lodging Partnership than that charged by most other OSP companies. Accordingly, the Company can offer its hotel and other customers payment on more calls and, at the same time, the value added technology and services of MCC. In late 1995, the Company entered into the Management Company Commission Agreement with AT&T (as amended, the "AT&T Agreement") to supersede the Company's 1994 agreement with AT&T. Under the AT&T Agreement, the Company will continue to receive commissions on calls routed to AT&T's network and will also receive a monthly recurring management fee for these calls.

     MCC's revenues are currently generated primarily through the Lodging Partnership program with AT&T. Through the Lodging Partnership, the Company offers AT&T's operator services bundled with certain "value-added" systems provided by MCC. These systems include answer detection technology, fraud prevention, equipment sales such as Private Automatic Branch Exchanges ("PABX") and specialized management consulting and reporting targeted at improving the profitability of the hotel's telecommunications department. The Company receives recurring revenue in the form of commissions and management fees from AT&T for calling card or collect long-distance calls placed from hotel rooms subscribing to this program. The Company also provides automated operator and call processing services to certain hotels not suitable for enrollment with the Lodging Partnership. In July 1996, the Company commenced introduction of its "TeleManager" system in key pilot sites around the country. TeleManager monitors telephone activity at a hotel to identify and locate problems in the hotel's telecommunications system and to produce reports reflecting analyses of the costs and revenues derived from the hotel's telecommunications system. Effective March 10, 1997, the Company formed a joint venture with MATRIXMedia Holdings, Inc. ("MMH") to market telephones with a patented credit card-swipe feature and speed dial access to restaurants and other businesses and services. The Company also is developing a system to allow hotels to offer and charge guests for high-speed Internet access from designated hotel rooms.

     Based on the Company's internal market research, management estimates that there are approximately 60,000 hotels and motels in the United States. MCC currently targets hotels and motels that have 100 or more rooms or have owners that control multiple hotel or motel properties. Of the 60,000 properties, management estimates, based on the Company's internal market research, that 20,000 have more than 100 rooms or have owners that control more than one property, and that these properties consist of approximately 3,000,000 to 3,500,000 rooms in total. As of December 31, 1996, MCC provided services to approximately 96,000 rooms or slightly more than 2.5% of the rooms in its targeted market. As of December 31, 1996, hotels representing approximately 91,000 rooms had enrolled in the Lodging Partnership program. As of December 31, 1996, the Company provided OSP services to approximately 5,000 rooms. As of February 28, 1997, the Company provided services to approximately 108,000 rooms, including approximately 104,000 rooms enrolled in the Lodging Partnership program.

     To date, MCC has provided its services through equipment installed at the hotel premises. The Company has recently entered into a strategic alliance with Gateway Technologies Inc. (the "DSP Provider") to develop an off-premise network-based technology referred to as the Digital Services Platform ("DSP") to deliver the same value-added services currently provided by the Company's premise-based equipment. If implemented, this network-based technology is expected to make it possible to provide services profitably to significantly small hotels, thus increasing the number of rooms in MCC's target market.

     The Company completed its initial public offering of securities in October 1996. The Company's Common Stock and Redeemable Common Stock Purchase Warrants are listed on the Nasdaq SmallCap Market under the symbols "MURC" and "MURCW," respectively.

THE AT&T AGREEMENT

     The Company entered into the AT&T Agreement effective December 16, 1995, superseding the October 1994 agreement between the Company and AT&T. The AT&T Agreement provides that the Company will route collect, calling card and operator assisted calls from hotels included in the Lodging Partnership program through AT&T's long-distance network. The Company is entitled to receive three different types of payments from AT&T under the AT&T Agreement: call processing commissions, compliance incentive bonuses and a guest room attainment bonus. The Company derived 63% and 42% of its revenues from AT&T for the years ended December 31, 1996 and 1995, respectively.

     Call processing commissions are payable monthly, generally at a rate of between $.35 and $.44 for each completed call directed by MCC to the AT&T long-distance network. For the year ended December 31, 1996, the Company earned $2.9 million in call processing commissions from AT&T.

     Each quarter AT&T will pay to the Company a compliance incentive bonus based on the number of completed calls directed by MCC to the AT&T long-distance network for each month during the quarter. For the year ended December 31, 1996, MCC earned compliance incentive bonuses of $1 million. AT&T may conduct audits of a sample of hotel locations included in the Lodging Partnership to determine if MCC's system in such hotels complies with certain standards set forth in the AT&T Agreement. These standards include matters such as identifying AT&T as the provider of operator services, providing dialing instructions near each telephone and assuring the quality of telephone service and minimum standards for connection. Based on the results of these audits, the compliance incentive bonus may be reduced by up to 100% depending on the percentage of noncomplying locations. For purposes of the AT&T compliance audits, any hotel property with one or more noncomplying rooms is considered to be noncomplying as an entirety. Accordingly, the Company would not be entitled to commissions or bonus payments with respect to calls from rooms in any such hotel property until the hotel property was brought into full compliance. AT&T has generally performed compliance audits on a monthly basis and, as of December 31, 1996, had not found any noncomplying locations.

     The Company earned a single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996. This guest room attainment bonus is payable in four installments of $250,000. As of December 31, 1996, the Company had received $500,000 of this bonus from AT&T. AT&T paid the third installment of $250,000 on February 28, 1997. In the fourth quarter of 1996 the Company and AT&T executed an amendment to the AT&T Agreement which provides that, if the Company falls below 100,000 rooms after February 28, 1997 and prior to May 1, 1998, the Company will be required to reimburse $250,000 to AT&T.

     The AT&T Agreement expires on December 16, 1998, although it is automatically renewed for an additional two year period unless either party thereto terminates the AT&T Agreement by providing written notice to the other party within 30 days of the expiration date. If the Company terminates the AT&T Agreement for any reason, the Company must reimburse AT&T for certain payments that have been paid by AT&T. The amount of such bonus payments subject to reimbursement upon termination by the Company as of December 31, 1996 was $1 million. AT&T has also reserved a number of grounds to terminate the AT&T Agreement prior to its expiration, including (1) the receipt by AT&T of complaints regarding MCC, (2) claims made against AT&T arising from MCC's acts or omissions, (3) if AT&T determines that its tariffed services or its public image or goodwill may be adversely affected by the AT&T Agreement, (4) MCC uses AT&T's name, logo or trademark in an unauthorized manner, or (5) AT&T's audits establish that more than 20% of the hotels included in the Lodging Partnership are not in compliance with the standards set forth in the AT&T Agreement for two successive quarters.

THE COMPANY'S SERVICES AND TECHNOLOGY

     MCC generally provides telecommunications services to hotels and motels pursuant to three to five year contracts. These contracts normally are negotiated with a management company or owner for multiple properties. Operator service is either provided as part of the Lodging Partnership utilizing AT&T operator services, or is provided by MCC's traditional OSP service. In both cases MCC generally utilizes an "intelligent" call processing system to process the calls. This equipment is attached by MCC technicians directly to the hotel's telephone trunk lines. The microcomputer in the call processing system is programmed with procedures defining how to route and process calling card and collect calls depending on which operator service program the property utilizes. The Company pays commissions to its customers based on calling card and collect calls as well as providing the benefit of other value-added services available from MCC. These value-added services are provided by equipment installed by MCC at the customer's premises.

     CALL PROCESSING THROUGH THE LODGING PARTNERSHIP. If the Company's call processing equipment is used in conjunction with the Lodging Partnership, the equipment routes all calling card and collect calls to the AT&T network. AT&T then processes and bills the calls to the end user and is responsible for the collection of the amounts billed. The Company's equipment stores the origination and destination number and the length, date and time of the call. This information is sent by modem to MCC's Cedar Rapids facility where it is compared to the calls AT&T shows as being processed. On a monthly basis AT&T remits commissions, fees and management bonuses to the Company.

     CALL PROCESSING THROUGH OSP SERVICE. If the call processing equipment is used for MCC's OSP service, most calling card and collect calls are handled on an automated basis. When a guest makes a calling card or collect call, the microprocessor in MCC's equipment provides dialing instructions via digitized voice messages, identifies the long distance carrier as MCC, and validates the calling card being used. The equipment then stores the billing information of the call. This would include the length of the call, date, time of the call, calling card number, and the origination and destination telephone numbers. This information is accumulated and sent by modem to MCC's Cedar Rapids facilities where it is priced and processed for billing to the guest. The priced billing records are then forwarded to a billing and collection service where they are billed to the guest with his or her monthly phone bill.

     CHARGED SERVICES. Although the Company earns most of its revenues by routing calling card, collect and operator assisted calls (0+) to AT&T through the Lodging Partnership, the Company also charges its institutional customers for certain other technology and services offered by the Company. The Company currently expects that it will also charge for its TeleManager program. See "Forward-Looking Statements."

     Equipment Sales. MCC provides its customers with communications technology and support, including voice mail and PABX. MCC generally owns or leases the telephone equipment. MCC also provides lease financing to its customers, primarily through Berthel Fisher & Company, Inc. and certain of its affiliates (collectively "Berthel"), for the equipment and installs the equipment on the hotel's premises.

     One-plus Services. Hotels using MCC's call processing services for calling card, collect and operator assisted calls can continue to access long distance carriers for direct dial (one-plus) calls through their own arrangements with a preferred long-distance carrier. MCC, however, also offers its customers access to long distance carriers, such as MCI and AT&T, for one-plus services. Any such one-plus services are outside the scope of the Lodging Partnership program with AT&T. In providing one-plus services to its customers, MCC arranges access with the long distance carrier and resells long distance access to its customer at a price greater than MCC's cost.

     VALUE-ADDED TECHNOLOGY AND SERVICES. Along with operator services MCC also provides its customers with technical expertise, equipment maintenance services and other value-added offerings without additional charge. These value-added offerings include answer detection, fraud deterrence, equipment maintenance and consulting and management reporting aimed at improving the profitability of hotel telecommunications departments.

     Answer Detection. The Company's call processing equipment provides answer detection to ensure that all room billed calls are timed correctly. Answer detection not only makes the hotel more money by ensuring that all room billed calls are charged to the guest, but it also ensures that uncompleted calls do not appear on the guest's bill at check out. If answer detection were not provided by MCC's equipment, the hotel would need to invest in expensive stand alone equipment to receive this same benefit.

     Fraud Deterrence. MCC's equipment can be programmed to provide fraud control by denying completion of certain collect 800 and 900 calls.

     Equipment Maintenance. Equipment located on customer premises can be accessed remotely by MCC technicians, enabling rapid response to customer problems. All technicians are trained and manufacturer certified to service and install equipment manufactured by leading industry vendors, thus enabling MCC to diagnose problems with all types of telecommunications equipment. Technicians are on call 24 hours a day and can be dispatched immediately to the customer site. Additionally, MCC maintains a relationship with qualified technicians located in all regions of the United States who also are on call 24 hours a day.

     Consulting and Management Assistance. MCC provides its customers with a wide variety of assistance in the management of the customer's telecommunications system. As MCC contracts with a new customer, it provides assistance in determining the selection of services. Thereafter, MCC serves as a single point of contact to support the customer's telecommunications needs and to address problems, including service issues relating to third party vendors of telecommunications equipment or services. MCC expects that its new TeleManager program will complement its traditional consulting and management services, although the Company expects to offer TeleManager separately for an additional fee. See "Forward-Looking Statements."

     TELEMANAGER. MCC's TeleManager system commenced operation in July 1996 with its installation at a few key pilot sites. TeleManager provides the Company's customers with information regarding the hotel's telecommunications system in graphs and reports which are easy to read and understand by persons lacking specialized expertise in telecommunications. MCC generates this information by remotely accessing information from the hotel's PABX, premise-based call processing equipment or, potentially in the future, by the DSP. The information is then analyzed based on proprietary computer software programs developed by MCC. The results of this analysis are summarized in reports and graphs, and remotely transmitted to the hotel. Thus, MCC can provide hotel and motel general managers with succinct and useful information on a daily, weekly or monthly basis, including evaluations and recommendations regarding system performance and an analysis of equipment, service and billings. TeleManager allows hotels to monitor the accuracy of costs charged and refunds paid by telephone carriers. The Company will be able to market TeleManager both to hotels participating in the Lodging Partnership program and to hotels using the Company's OSP services.

     Commencing in July 1996, the Company installed the TeleManager system in a few key pilot sites to develop system enhancements and to establish customer references prior to a wider installation program which the Company started late in the first quarter of 1997. The Company expects to charge its customers for TeleManager either through flat monthly fees or through a contingent fee based on a percent of the cost savings realized by the TeleManager customer. The Company may also offer TeleManager as a value-added service without charge to certain customers and/or for a limited period of time while TeleManager gains market acceptance. See "Forward-Looking Statements."

     DSP. The Company and Gateway Technologies, Inc. (the "DSP Provider") entered into a memorandum of understanding on July 5, 1995 (the "DSP Memorandum"), providing for the development of DSP for use in the hospitality industry. Similar to MCC, the DSP Provider provides call processing services primarily to correctional facilities through the installation of premise-based equipment. However, the DSP Provider utilizes its own proprietary system which was developed by its own engineering staff. Both the DSP Provider and MCC identified the need for a "network" based alternative to premise-based systems. A large segment of the market is comprised of hotel and motel properties too small to economically justify the cost of on-site equipment. In recent years, traditional switching technology has begun to merge with personal computer technology. Today, numerous components and proven technology are available to construct small, cost effective switches. The DSP Provider and MCC saw the opportunity to install these "small switch" DSPs in areas where either or both companies had a high concentration of customers. Using these DSPs, the companies could provide most of the services provided by premise-based equipment, but at a capital cost low enough to justify marketing to smaller properties. The DSP technology uses a scaleable open architecture platform, facilitating system expansion and upgrades, and includes integrated voice response, a feature allowing the user to trigger various options and prompts using simple voice commands.

     Pursuant to the DSP Memorandum, the DSP Provider and MCC currently are jointly developing DSP. The DSP Provider is currently working to enhance the design of the DSP system to reduce costs and thereby increase its potential utilization. The DSP Provider and the Company have decided to delay the anticipated testing of the DSP system in certain of the Company's markets until the third quarter of 1997 while the DSP Provider continues the system enhancements. If implemented, the DSP is expected to significantly expand MCC's target market and reduce the capital cost of expansion, regardless of property size. Additionally, MCC plans to combine the capabilities of the DSP with TeleManager. See "Forward-Looking Statements."

     ACCESS TELEPHONES. Effective upon the filing of Articles of Organization with the State of Iowa on March 10, 1997, the Company and MMH formed Link* Star, LLC as a joint venture (the "Joint Venture") to market telephones with a patented card-swipe feature and speed dial access to restaurants and other businesses and services. The access telephones, along with the Company's interactive voice response ("IVR") technology, allow hotel guests to order and pay for goods and to access information services such as news, weather, sports headlines and financial reports, from a hotel room. MMH currently markets advertising for IVR applications.

     The Company contributed contractual rights to use the speed dial access and the IVR technology to the Joint Venture. In consideration for the Company's contribution, the Company received a 50% ownership interest in the Joint Venture and the right to receive distributions based upon the Joint Venture's cash flow in preference to payments to MMH until approximately $496,000 of the Company's contribution to the Joint Venture is returned. The Company expects that it will seek to provide telecommunications services for the access telephones, while the Joint Venture will market access to the telephones to local restaurants and other businesses. The access telephones are currently installed in approximately 100,000 hotel rooms across the nation and the Company also has approximately 33,000 access telephones available to be installed.

     INTERNET ACCESS. The Internet is the world's largest computer network allowing people with computers around the world to interact with each other. Persons who use general hotel telephone lines to access the Internet tend to remain on the telephone for a much longer duration than other users. Hotel telecommunications systems have limited capacity to handle outgoing calls. Generally, the amount of capacity is based upon past experience with respect to the number and the average duration of calls from the rooms in the hotel. A few lengthy Internet calls during any given period can cause the use of the hotel's telephone system to exceed capacity, preventing other users from being able to complete calls. In addition, because most Internet calls are local calls, hotel call processing revenues from such calls are based on the number of calls placed rather than their duration, so that a hotel will not generate additional revenue as a result of the longer duration of calls placed by Internet users.

     The Company has recently introduced an Internet consulting service designed to evaluate the effect of Internet use at specific hotels and to provide those hotels with recommendations regarding Internet-related revenue opportunities and service enhancements. The Company will also work with hotels to develop programs to use the Internet as a marketing tool. This service will include assistance in the design of home pages and other Internet links.

     To complement its Internet consulting services, the Company is also currently developing a program to provide special Internet access from designated hotel rooms. The Company would offer its hotel customers the opportunity to have a number of rooms equipped with more efficient, high speed lines designed to better accommodate Internet use. The telephone lines from these rooms would be separate from the rest of the hotel's telecommunications system so that Internet users in such rooms would not burden the hotel's capacity. The Company anticipates that hotel guests would be able to access the Internet from the other hotel rooms, but that the telephone lines from such rooms would lack the high speed access capability that would be present in the special Internet rooms. The Company and its hotel customers could generate additional revenues from Internet use either from charging premium rates to guests who use the designated Internet rooms or by charging usage fees for calls from the Internet rooms. The Company expects to have its Internet access program available to offer to hotels during the second quarter of 1997. See "Forward-Looking Statements."

THE COMPANY'S EXISTING MARKETS

     MCC currently markets its products primarily to hotel chains and management groups controlling multiple properties. The Company concentrates on groups with properties having 100 or more rooms. By developing relationships with these owners and managers, and providing additional value-added services, MCC has been able to enter into long-term contracts with these properties.

     The Company's standard location agreement has a term of three to five years, with optional renewal periods of one to two years.

     MCC provides services to hotels and motels in 40 states and in the District of Columbia. These customers range from properties primarily serving the business traveler in metropolitan areas to resort properties serving the vacationing public. Although there are many independent hotels and motels in MCC's customer base, the majority of the properties are affiliated with one of the more well known franchise operations. MCC's base includes properties affiliated with the following franchise names:

                   Holiday Inn              Radisson
                   Marriott                 Sheraton
                   Hilton                   Embassy Suites
                   Harvey's                 Doubletree
                   Howard Johnson           Econolodge
                   Ramada Inn               Comfort Inn
                   Days Inn                 Hampton Inn
                   Regency Suites           Travelodge
                   Best Western             Roadway Inn
                   Meridian

     The Company is also exploring opportunities to provide telecommunications services to hospitals, universities and military bases. As of December 31, 1996, the Company provided telecommunications services to two hospitals and one university through the Lodging Partnership under agreements similar to those the Company uses with its hotel customers. Hospitals and universities provided less than 1% of the Company's gross revenues in 1996. The Company has not yet secured a contract to provide telecommunications services to a military base.

COMPETITION

     The hospitality telecommunications market in the United States totals 60,000 properties with over 6 million hotel rooms. MCC currently targets a segment of this market that totals 20,000 properties and nearly 3.5 million rooms. The Company competes for hospitality long distance business with a variety of long distance interexchange carriers, including Sprint, MCI and AT&T. Secondarily, MCC also competes with traditional OSP companies who specialize in providing services to hotels and pay phone providers. Should Sprint, MCI or AT&T choose to compete directly with the Company in providing bundled telephone services to the hospitality industry, such entity would be capable of devoting substantially greater financial, lobbying, technical and marketing resources to such a venture than the Company is capable of providing. There can be no assurance that the Company will be able to compete successfully in its markets. The Telecommunications Act also may increase competition by reducing barriers to competition. As a result, startup companies may also choose to enter into the Company's markets with similar products. Any of these companies could form a strategic alliance with a significant partner, such as the Company's relationship with AT&T, and establish itself as a formidable competitor. In addition, the Company may face competition from alternative technologies which are currently under development or which may be developed in the future.

     MCC believes that the 50% of the market not controlled by the three long-distance major carriers may provide the best opportunity for growth. As dial-around continues to adversely impact the profitability of OSP providers and as the hospitality industry continues to move away from OSP providers, the Company anticipates that the Lodging

Partnership will provide additional opportunities for growth. Competition to provide telecommunications services to the hospitality industry is based principally on price, quality, reliability and customer service. The Company believes that customer service is a particularly significant factor because many hotel managers have recognized that the costs and complications of operating a telecommunications system for their guests may outweigh the revenue opportunities for the hotel. The Company seeks to assist its customers in maximizing their telecommunications revenue and simplifying telecommunications management.

MARKETING AND SALES

     The Company will seek to expand its business based on its value-added equipment and management offerings and its relationship with AT&T.

     VALUE-ADDED EQUIPMENT AND MANAGEMENT OFFERINGS. By including value-added equipment offerings as a part of its long distance offerings MCC is able to meet the total telecommunications needs of hotels and motels more fully than either the interexchange carriers or the OSP companies. MCC value-added equipment offerings include telephone call accounting, direct dial answer detection, voice mail and proprietary telemanagement services.

     Additionally, the Company offers its customers a single point of contact management program. MCC coordinates the efforts of various suppliers and vendors to resolve any telecommunications problems and issues on behalf of individual properties. Management believes this program is particularly appealing to the hotel industry which has been confounded by the multiple vendor environment created by deregulation.

     RELATIONSHIP WITH AT&T. In the past two years AT&T has dramatically increased demand for its 0+ long distance services among the traveling public. Management believes AT&T's national advertising and promotion along with continued poor performance on the part of some members of the OSP industry have helped create a perception that AT&T service is fair and reasonable while other services are suspect. One of the results of this perception is that more and more hotel guests are dialing around non-AT&T carriers. According to published reports OSP companies have seen their calling volumes decline by over 50% in the last two years. Not only does the reduction in calling volume adversely affect the OSP's basic economics but it also reduces the OSP's value to the hotel property as less commission revenues are generated on behalf of the hotel. MCC's utilization of AT&T services allows the Company to take full advantage of the demand for AT&T 0 + service among hotel guests.

     Another important advantage of the AT&T affiliation is MCC's participation in the cooperative advertising program. Under this program, AT&T substantially shares in the costs of promoting MCC and AT&T services to the traveling public. This cost sharing enables MCC to undertake a substantial national advertising program at dramatically reduced costs.

REGULATION

     OVERVIEW. The Company's services are subject to federal and state regulation. The FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. The Company holds various federal and state regulatory authorizations.

     FEDERAL REGULATION. The Telecommunications Act became effective February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain most of their existing regulatory authority. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services. The Company does not believe that the Telecommunications Act has had a significant effect on the Company's operations.

     The Company also makes informational filings with the FCC with respect to all tariffs charged for OSP services. The FCC may request further information with respect to, or otherwise challenge, any tariffs that the FCC considers to be unreasonably high. Based upon the Company's understanding of the practices of other OSP companies, the Company believes that its tariffs are significantly below a level likely to cause a comment from the FCC.

     STATE REGULATION. The Company is also subject to various state laws and regulations. Most public utilities commissions subject OSP providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for OSP services that are classified as intrastate (for example, inter-LATA calls that are within a single state). The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and recordkeeping requirements. 'Accordingly, each time the Company changes its tariffs with respect to intrastate OSP services, it must obtain the necessary regulatory approvals from the state. The length of time required to obtain certification or approval for a tariff varies from state to state, but generally does not exceed a period of between 90 days and 6 months. Because the state requirements regarding tariff filings do not apply to the Company's services provided through the Lodging Partnership, the Company does not believe that such regulations have a material effect on the Company's business.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state laws and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

EMPLOYEES

     As of December 31, 1996, MCC had 31 employees, all of whom are employed full time. The Company believes its relationships with its employees are good. None of the Company's employees is subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

     MCC maintains its principal business offices in Cedar Rapids, Iowa, where it owns and occupies approximately 8,000 square feet of combined office and warehouse space, subject to a first mortgage held by Venture Investments, an unrelated third party. Although this space is adequate for the Company's present needs, management expects to lease a larger space within the next 36 months. In the event that the Company moves its operations to a larger facility, the Company would intend either to sell its present facility or to lease it to a tenant. The Company believes that suitable space is readily available in the Cedar Rapids area at commercially reasonable rates and that a move to a new facility could be accomplished with minimal cost and disruption to the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material proceedings pending, or known to be contemplated by any governmental authority, to which the Company is a party, or to which any of its properties are subject, and the Company knows of no material pending legal proceedings or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                   PART II
                                   -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq Small Cap Market under the symbol "MURC" and the Company's Redeemable Common Stock Purchase Warrants ("Warrants") are traded on the Nasdaq Small Cap Market under the symbol "MURCW." The following table sets forth the high and low bid quotations for the Company's common stock and Warrants as reported by Nasdaq. Such transactions reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Fiscal 1996                      Common Stock    Warrants
                                --------------  -----------
           Quarter               High    Low    High   Low
------------------------------  ------  ------  -----  ----
Fourth (from October 21, 1996)  4-1/2   2-3/8   1-5/8  3/8

     At December 31, 1996, there were approximately 112 holders of record of Common Stock.

     The Company has not paid any cash dividends on its common stock in the last two years. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From its inception, the Company's primary source of revenue was generated by providing operator services to the hospitality industry as an OSP services provider. Initially, the Company entered into contracts with hotels or motels pursuant to which the Company carried call traffic and recorded the entire gross price of the call as revenue. The Company then processed and billed the end user through a third party billing and collection company. The Company's gross margin was the gross price of the calls, less the costs of (1) commissions paid to the hotels and motels, (2) transmission, (3) maintenance, and (4) billing and collection. The Company also provides long distance services for direct dial calls (one-plus services) to one hotel management company by arranging access with a long distance carrier and reselling such access to hotels or motels at a premium.

     For the past several years the number of calls placed through OSP companies has been decreasing dramatically due to the use of proprietary calling cards and other dial-around activities (such as 1-800-CALL ATT). Additionally, due in part to the negative publicity caused by the unethical practices of some OSP companies and the intense advertising directed at the traveling public by interexchange companies (primarily AT&T), hotels and motels have become increasingly more reluctant to sign long term agreements with OSP companies. In response to this fundamental change in the industry, the Company sought and secured a cooperative marketing relationship with AT&T.

     In October 1994, the Company entered into a contract with AT&T to route operator services traffic to AT&T through the Lodging Partnership program. Through such a relationship the Company could achieve a significant marketing advantage and would provide customers with AT&T operator services. Through the Lodging Partnership, management believes that MCC will be compensated on calls which would have been dialed-around in the past. See "Forward-Looking Statements." In addition, a hotel utilizing AT&T operator services historically carries two to three times more billable calls than a hotel utilizing OSP services.

     This agreement changed the way that MCC records revenue on each call. Under the 1994 agreement, AT&T carried the traffic, processed the calls and billed the end user. In return, AT&T paid MCC commissions on calls and paid a signing bonus for each hotel or motel room added to the Lodging Partnership program. Rather than recording the gross revenue per call, MCC started recording a net commission per call. The gross margin for calls routed over the AT&T network consisted of the net commissions and bonuses paid by AT&T, less the cost of (1) commissions paid to hotel and motels and (2) maintenance. This change resulted in lower gross margins, offset by larger call volumes with existing customers and rapid growth in new customers.

     The Company entered into the AT&T Agreement effective December 16, 1995, superseding the October 1994 agreement between the Company and AT&T. The AT&T Agreement continues the Lodging Partnership program but effectively eliminates most signing bonuses and replaces them with a recurring monthly management bonus based upon the number of operator service calls placed over the AT&T network. Monthly recurring bonus revenue based on call volume more closely matches the current cash requirements of the Company. As a result of this change, the Company receives bonus revenue on a monthly basis, in lieu of periodic payments for adding hotel rooms to the Lodging Partnership Program. The Company believes that this change in the criteria for payment under the AT&T Agreement will even out the revenue stream and provide the opportunity for increased revenues for the term of a given contract with a hotel or motel in the Lodging Partnership based on historical occupancy percentages and guest calling patterns. See "Forward-Looking Statements." The number of rooms in the Lodging Partnership exceeded 91,000 as of December 31, 1996 (approximately 95% of the total number of rooms serviced by the Company) since the AT&T relationship began in October 1994.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

     The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                       Twelve Months Ending
                                       --------------------
                                            December 31,
                                       --------------------
                                         1996        1995
                                       --------------------
Revenues............................        100%       100%
Cost of sales.......................          64         57
Selling, general, and administrative          34         26
Depreciation and amortization.......          28         31
                                       ---------  ---------
Total operating expenses............        126%        114%
Operating loss......................        (26)        (14)
Interest expense....................          18         14
Income taxes........................           0          0
Extraordinary gain..................          13          0
                                       ---------  ---------
Net loss............................       (31)%        (28)%
                                       =========  =========

     REVENUES. Call processing revenues decreased to $6.3 million for the twelve months ended December 31, 1996 from $6.9 million for the twelve months ended December 31, 1995, representing a decrease of $600,000 or 9%. This decrease was primarily caused by the decrease in OSP calls carried by the Company as it converted customers into the Lodging Partnership program with AT&T because the Company receives a commission on a per call basis under the Lodging Partnership rather than recording the gross amount of the phone call based on the phone calls' duration. OSP revenues decreased to $1.2 million for the twelve months ended December 31, 1996, from $3.2 million for the twelve months ended December 31, 1995, representing a decrease of $2 million or 63%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. Calling commissions primarily from AT&T increased to $4.2 million for the twelve months ended December 31, 1996 from $2.6 million for the twelve months ended December 31, 1995, an increase of $1.6 million or 65%. This increase is primarily due to the increased number of rooms and to an increased commission per call. In December 1995, the Company entered into an agreement with AT&T that provides for recurring payments made to the Company based upon the number of calls carried by AT&T from hotels in the Lodging Partnership. The Company recorded $1 million under this new arrangement for the twelve months ended December 31, 1996. The Company believes that the movement of its hotel and motel customers from OSP services to the Lodging Partnership will provide more consistent recurring revenues over a longer period of time. However, the Company's experience with the new payment criteria is limited, and no assurance can be given that the Company will be able to successfully replace nonrecurring signing bonuses with revenues derived from monthly bonuses based on call volume. Furthermore, the Company to date has not been profitable during is transition from OSP services to the Lodging Partnership and no assurance can be given that this business will become profitable. See "Forward-Looking Statements." One-plus revenues decreased to $800,000 for the twelve months ended December 31, 1996 from $1.1 million for the twelve months ended December 31, 1995, representing a decrease of $300,000 or 27%. The decrease was attributable to a decrease in the number of hotel or motel properties provided one-plus services, from 38 to 26, as a result of the reduction in the number of properties owned by Larken, Inc., the hotel management company that purchases the Company's one-plus services.

     Signing commissions and bonuses from AT&T decreased to $1.0 million for the twelve months ended December 31, 1996 from $1.25 million for the twelve months ended December 31, 1995, a decrease of $250,000 or 20%. For the twelve months ended December 31, 1996, the Company earned a nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996. For the twelve months ended December 31, 1995, the Company earned nonrecurring guest room attainment bonuses of $500,000 for placing more than 75,000 rooms in the Lodging Partnership program, and $750,000 for placing more than 90,000 rooms in the Lodging Partnership program. In subsequent periods, the Company expects to earn commissions and bonuses under the Lodging Partnership program based primarily on the volume of calling traffic rather than on the placement of hotel rooms in the Lodging Partnership program. The Company believes that this change in the criteria for payment under the AT&T Agreement will even out revenues and provide the opportunity for increased revenues for the term of a given contract with a hotel or motel in the Lodging Partnership based on historical occupancy percentages and guest calling patterns. See "Forward-Looking Statements."

     The Company provided services to a total of 96,000 hotel and motel rooms as of December 31, 1996, as compared to 90,000 hotel and motel rooms as of December 31, 1995.

     Equipment sales generated a net profit of $58,000 for the twelve months ended December 31, 1996, and a net profit of $124,000 for the twelve months ended December 31, 1995, or a decrease of $66,000 or 53%.

     Other income increased to $196,000 for the twelve months ended December 31, 1996 from $64,000 for the twelve months ended December 31, 1995, an increase of $132,000 or 206%. This increase was primarily derived from an increase in equipment rentals of $87,000 and an increase in service income of $63,000.

     COST OF SALES. Cost of sales for call processing was $4.8 million for the twelve months ended December 31, 1996, and

1995. Cost of transmission associated with providing OSP services and 1+ services decreased to $932,000 for the twelve months ended December 31, 1996, from $1.26 million for the twelve months ended December 31, 1995, for a decrease of $328,000 or 26%. Other expenses of providing OSP services decreased to $74,000 for the twelve months ended December 31, 1996, from $293,000 for the twelve months ended December 31, 1995, for a decrease of $219,000 or a decrease of 75%. These decreases were offset by an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership. Commissions paid to hotels and motels increased to $3.7 million for the twelve months ended December 31, 1996 from $3.3 million for the twelve months ended December 31, 1995, and increased as a percent of revenues to 45% for the twelve months ended December 31, 1996, from 37% for the twelve months ended December 31, 1995. Commissions paid to certain hotels and motels which were transferred to the Lodging Partnership program from the Company's OSP program are based on historical gross profits derived with respect to that property regardless of whether services are provided through OSP or the Lodging Partnership. The commission expense paid to these certain hotels and motels was approximately $274,000 more than if these properties were paid under a typical Lodging Partnership program. The Company intends to enter into discussions to renegotiate these agreements during 1997. Cost of sales as a percentage of revenues increased to 65% for the twelve months ended December 31, 1996, from 59% for the twelve months ended December 31, 1995.

     GROSS OPERATING PROFIT. Gross operating profit decreased from $3.8 million for the twelve months ended December 31, 1995 to $2.9 million for the twelve months ended December 31, 1996, representing a decrease of $900,000 or 24%. This decrease was primarily due to the higher commissions of approximately $274,000 paid to certain hotels and motels described above, a decrease of $250,000 in nonrecurring AT&T bonuses and lower margins on rooms switched from OSP services to the Lodging Partnership program of approximately $375,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased to $2.7 million for the twelve months ended December 31, 1996, from $2.3 million for the twelve months ended December 31, 1995, an increase of $400,000 or 17%. This increase is due primarily to normal salary increases, the addition of four full time employees and the establishment of an office and warehouse in Dallas, Texas. Selling, general and administrative expenses include expenses incurred as the Company expands its customer base. Adding new customers to the Company's base generally requires up-front selling expenses and equipment installation expenses which may vary significantly depending on the customer.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased to $2.3 million for the twelve months ended December 31, 1996 from $2.7 for the twelve months ended December 31, 1995. During 1995, the Company adopted Statements of Accounting Standards No. 121 "Accounting for Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of." Adoption of this standard resulted in the reduction in carrying amount of idle telecommunications equipment under capital leases in the amount of $400,000. No impairment-related expense was recorded in 1996.

     INTEREST EXPENSE. Interest expense increased to $1.45 million for the twelve months ended December 31, 1996, from $1.29 million for the twelve months ended December 31, 1995, an increase of $160,000 or 12%. The increase is attributable to additional borrowings in the form of notes payable, lease obligations and bridge financing.

     EXTRAORDINARY GAIN. In 1996, the Company repaid certain obligations to Intellicall, Inc. resulting in an extraordinary gain on debt restructuring of $1.1 million. This was a one time gain resulting from a 1994 restructuring of debt and the purchase price of a group of assets purchased from Intellicall, Inc. by the Company. The gain was deferred pending payment of all amounts due under a note issued in connection with the restructuring, since the gain was contingent on such repayment. This note was repaid on June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's current assets of $2.7 million exceeded current liabilities of $2.1 million resulting in working capital of $600,000. During 1996, the Company used $1.3 million in cash for operating activities, and used $1.7 million in investing activities, primarily the purchase of equipment. The Company received proceeds from new debt and capital lease financing of $2.4 million and repaid borrowings on notes payable and made payments on capital lease obligations of $4.7 million. During 1996, the Company received $8 million in proceeds of the sale of common stock, incurred $1.5 million in offering costs (including underwriting discounts) and paid $102,000 in dividends declared in 1995. These activities resulted in an increase in available cash of $1.1 million for the twelve months ended December 31, 1996.

     On October 24, 1996, the Company completed a public offering of 800,000 units, each unit consisting of two shares of Common Stock and one Warrant, at $10.01 per unit. Net proceeds received by the Company, after deducting offering expenses and underwriting discounts, were approximately $6.5 million. As of January 24, 1997, the Company had used approximately $3.3 million of the net proceeds to repay bank debt and lease financing and approximately $2.2 million for the purchase of capital equipment and site contracts and for working capital needs. The Company had the balance of the proceeds invested in short-term, interest bearing obligations pending the use of such proceeds in fiscal 1997.

     In addition to the proceeds of the public offering, the Company's principal sources of capital to date have been cash flow from its operations, private offerings of debt and equity securities and lease financing arrangements with Berthel to purchase telecommunications equipment. The total amount of lease financing with Berthel at December 31, 1996 was $3.4 million. The Company paid
$2.7 million in 1996 pursuant to such lease financing and currently makes monthly lease payments of approximately $80,000 in the aggregate. Berthel also holds a 48 month $750,000 term note, collateralized by certain equipment and contracts owned by the Company.

     The Company has $250,000 available under a revolving credit facility ending December 1, 1997. As of December 31, 1996, no amounts were outstanding under this facility. The Company borrowed $350,000 from a financial institution under a promissory note, with interest payable at 1.5% over the applicable prime rate, and repaid this loan in the fourth quarter of 1996 using a part of the proceeds from the public offering. The Company used part of the proceeds of this note to acquire certain of the assets of PowerTel of Delaware, Inc.

     The Company believes that the net proceeds from the public offering, together with existing capital and anticipated funds from operations, including the final $250,000 installment from AT&T for the guest room attainment bonus, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, if the Company's funds from operations are less than anticipated in 1997 or if the Company undertakes financing of any significant future equipment or property acquisitions or expanded service offerings, the Company would need to obtain additional debt or equity financing. See "Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and is subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such statements include statements identified as based on the Company's belief, expectation or plans and in each case precede a cross-reference to this section. The following discussion highlights some of the risks and uncertainties.

     DEPENDENCE ON CONTINUING RELATIONSHIP WITH AT&T. The Company derived 63% of its revenues from AT&T for the year ended December 31, 1996. The AT&T Agreement initially expires on December 16, 1998, but is automatically renewed for an additional two-year term unless either party objects. AT&T has also reserved a number of grounds to terminate the AT&T Agreement prior to its expiration, including: (1) the receipt by AT&T of complaints regarding MCC,
(2) claims made against AT&T arising from MCC's acts or omissions, (3) if AT&T determines that its tariffed services or its public image or goodwill may be adversely affected by the AT&T Agreement, (4) MCC uses AT&T's name, logo or trademark in an unauthorized manner, or (5) AT&T's audits establish that more than 20% of the hotels included in the Lodging Partnership are not in compliance with the standards set forth in the AT&T Agreement for two successive quarters. If the Company terminates the AT&T Agreement for any reason, the Company must reimburse AT&T for certain bonus payments that have been paid by AT&T. The amount of such bonus payments as of December 31, 1996 was $1 million.

     AT&T also competes with the Company by providing long-distance services directly to hotels and motels, although AT&T does not presently offer value-added technology and services comparable to those offered by the Company. AT&T's competitive position may cause potential conflicts of interest and may affect AT&T's business strategy with respect to the Lodging Partnership, including a decision with respect to renewal of the AT&T Agreement. Management believes the value that MCC adds to the Lodging Partnership program (through the Company's contracts with hotels and motels) should assure a long-term relationship with AT&T, and that a similar relationship could be developed with other long distance carriers such as Sprint or MCI. No assurance can be given, however, that the Company could successfully negotiate and enter into an agreement with MCI, Sprint or any other long-distance carrier if the AT&T Agreement is terminated or not renewed, or that any such agreement would be on terms favorable to the Company. Moreover, AT&T currently controls a significant portion of the long-distance telephone market, and AT&T has a reputation for quality network services. Approximately 56% of the Company's contracts with hotels and motels require that the Company provide its services through the Lodging Partnership. Although the Company's other contracts with hotels and motels in the Lodging Partnership do not permit the customer to terminate in the event that the AT&T Agreement is terminated, no assurance can be given that the Company's relationships with its customers would not suffer if the AT&T Agreement were terminated. Accordingly, MCC's business and financial prospects would be adversely affected if its relationship with AT&T were disrupted.

     LIMITED EXPERIENCE UNDER AT&T AGREEMENT. The Company entered into the AT&T Agreement effective December 16, 1995, superseding the October 1994 agreement between the Company and AT&T. The AT&T Agreement continues the Lodging Partnership program but effectively eliminates most signing bonuses and replaces them with a recurring monthly bonus based on call volume. The Company believes that the new payment criteria under the AT&T Agreement will even out the Company's revenues and provide the opportunity for increased revenues for the term of a given contract with a hotel or motel in the Lodging Partnership. However, the Company's experience with the new payment criteria is limited, and no assurance can be given that the Company will be able to successfully replace the nonrecurring signing bonuses with revenues derived from monthly bonuses based on call volume. Furthermore, the Company to date has not been profitable during its transition from OSP services to the Lodging Partnership, and no assurance can be given that this business will become profitable.

     COMPETITION. Competition in the telecommunications industry is intense. The Company competes with numerous companies, including AT&T, MCI, Sprint, U.S. Long Distance and National Operator Services, to provide telecommunications services to the hospitality industry. Should any of these entitles choose to compete directly with the

Company in providing bundled telephone services to the hospitality industry, such entity would be capable of devoting substantially greater financial, lobbying, technical and marketing resources to such a venture than the Company is capable of providing. In addition, start up companies may choose to enter into the Company's markets with similar products. Any of these companies could form a strategic alliance with a significant partner, such as the Company's relationship with AT&T, and establish itself as a formidable competitor.

     RELIANCE ON CONTINUED RELATIONSHIPS WITH CUSTOMERS. In recent years the Company has experienced problems maintaining customer relationships and attracting new customers with its OSP services. In response to the declining OSP business, the Company sought and secured the Lodging Partnership program with AT&T. As the Company has marketed its services through the Lodging Partnership, the number of hotel and motel rooms under contract has increased from 58,000 as of December 31, 1994 to 96,000 as of December 31, 1996. Because the Company has been operating under the Lodging Partnership for approximately two years, the Company does not currently have a reliable indication of the rate at which hotel and motel customers will renew contracts under the Lodging Partnership.

     FUTURE CAPITAL REQUIREMENTS. MCC's business is capital intensive and requires substantial capital investment to achieve growth. The Company expects that it will require additional capital in the future for working capital as well as to finance its continuing expansion and the development of new products and services. If the Company needs additional capital in the future, the Company would likely seek such capital through public or private borrowings or equity financings. Adequate funds may not be available when needed, or in an amount or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its product or market development plans with an adverse effect on the Company's future performance.

     IMPLEMENTATION OF NEW TECHNOLOGY. Completion of the development of DSP requires several significant steps, including completion of the testing of technological feasibility, selection and procurement of platform sites, and installation of the DSP equipment. There can be no assurance that the Company and the DSP Provider will be able to implement DSP without encountering performance problems which may result in the loss of or delay in market acceptance. Because the Company has not yet tested the DSP technology in any of its markets, no assurance can be given that such technology will work for its intended purpose. Any delay in or cancellation of the implementation of DSP may have an adverse effect on the Company by limiting its ability to expand its customer markets. Moreover, the Company has not yet entered into a definitive agreement with the DSP Provider, and no assurance can be given that the Company will be able to enter into an acceptable definitive agreement with the DSP Provider regarding the development or use of DSP technology.

     The Company's future growth will be dependent in part on its ability to identify and develop new services. There can be no assurance that the Company will be successful in identifying and developing new services, that the new services developed by the Company will achieve market acceptance or that the technology necessary for such new services will be free from defects. Because of the importance of telecommunications services to the hospitality industry, the Company's customers and potential customers may be particularly sensitive to product defects. Despite testing by the Company and by current and potential customers, there can be no assurance that errors will not be found in new products after installation, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which may have a material adverse effect upon the Company's business, operating results and financial condition.


ITEM 7.  FINANCIAL STATEMENTS
         The information required by this Item 7 is set forth beginning at page F-1 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's change of accountants for the 1995 fiscal year was previously reported in the Company's Registration Statement on Form SB-2 (Commission File No. 333-05422C).

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which the Company plans to file with the commission on or before April 30, 1997 (the "Company Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the discussion under "Executive Compensation" in the Company Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the discussion under "Security Ownership" in the Company Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:


EXHIBIT NUMBER       DOCUMENT DESCRIPTION
--------------  ------------------------------

           3.1  Restated Articles of
                Incorporation of the Company
                (1)
           3.2  Amended and Restated By-Laws
                of the Company (1)
           4.1  Form of Warrant Agreement
                between the Company and
                Firstar Trust Company (1)
           4.2  Form of Redeemable Warrant (1)
          10.1  AT&T Management Company
                Commission Agreement, dated
                as of December 16, 1995, by
                and between the Company and
                AT&T Communications, Inc.
                ("AT&T") (1) (2)
          10.2  Amendment No. 1 to AT&T
                Management Company Commission
                Agreement, dated as of
                January 16, 1996, by and
                between the Company and AT&T
                (1)
          10.3  Amendment No. 2 to AT&T
                Management Company Commission
                Agreement, dated as of
                January 16, 1996, by and
                between the Company and AT&T
                (1) (2)
          10.4  Memorandum of Understanding
                dated July 5, 1995 regarding
                the development of DSP
                technology (1)
          10.5  Technical Evaluation
                Agreement dated July 18, 1996
                regarding the development of
                DSP technology (1)
          10.6  Credit Agreement dated as of
                May 31, 1994, by and between
                the Company and Berthel
                Fisher & Company Leasing,
                Inc. (1)
          10.7  Letter Agreement dated
                September 12, 1995 by and
                between the Company and J.C.
                Poss & Co., Inc. (1)
          10.8  Indemnification Agreement,
                dated as of March 3, 1995, by
                and between the Company and
                Larken, Inc. (1)

           10.9  Bi-Party Intelli-Max Billing
                 Agreement, dated as of May 8,
                 1992, by and between the
                 Company and Intellicall Inc.
                 (1)
          10.10  Restructuring Agreement,
                 dated as of December 31,
                 1994, by and between the
                 Company and Intellicall, Inc.
                 (1)
          10.11  $1,000,000 Preferred Stock
                 Subordinated Note from the
                 Company to Intellicall, Inc.
                 (1)
          10.12  License Agreement dated May
                 31, 1994 by and between the
                 Company and Intellicall, Inc.
                 (1)
          10.13  Account Purchase Agreement
                 dated June 25, 1992, by and
                 between the Company and OAN
                 Services, Inc. (1)
          10.14  Operator Billing and Related
                 Services Agreement, dated May
                 11, 1992, by and between the
                 Company and OAN Services,
                 Inc. (1)
          10.15  1993 Stock Option Plan (1) (3)
          10.16  Unit Purchase Warrant to
                 purchase 41,667 Units, dated
                 August 5, 1996, from the
                 Company to George N. McDonald
                 (1)
          10.17  Promissory Note in the
                 principal amount of $250,000
                 dated August 1, 1996, from
                 the Company to George N.
                 McDonald (1)
          10.18  Letter Agreement, dated
                 August 5, 1996, by and
                 between the Company and
                 George N. McDonald (1)
          10.19  Credit Agreement, dated as of
                 May 31, 1994, by and between
                 the Company and
                 Telecommunications Income
                 Fund X, L.P. (1)
          10.20  Credit Agreement, dated as of
                 May 31, 1994, by and between
                 the Company and
                 Telecommunications Income
                 Fund IX, L.P. (1)
          10.21  Lease Agreement for Lease
                 #076-18000-012, dated as of
                 February 27, 1996, by and
                 between the Company and
                 Berthel Fisher & Company
                 Leasing, Inc. as agent for
                 Telecommunications Income
                 Fund X, L.P. (1)

          10.22  Lease Agreement for
                 Lease
                 #074-18000-016,
                 dated as of June
                 14, 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.23  Lease Agreement for
                 Lease
                 #076-18000-017,
                 dated as of July 3,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.24  Modification
                 Agreement for 21
                 Leases, dated as of
                 May 30, 1996, by
                 and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.25  Modification
                 Agreement for Lease
                 #063-17000-001,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.26  Modification
                 Agreement for Lease
                 #076-17000-443,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.27  Modification
                 Agreement for Lease
                 #076-17000-943,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.28  Modification
                 Agreement for Lease
                 #076-18000-012,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.29  Modification
                 Agreement for Lease
                 #076-46698-000,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.30  Equipment Lease
                 #076-17000-443,
                 dated as of May 31,
                 1994, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)

          10.31  Equipment Lease
                 #076-46698-000,
                 dated as of January
                 18, 1995, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.32  Equipment
                 Lease/Purchase
                 Agreement
                 #063-18000-000,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.33  Assignment of Lease
                 of Security
                 Agreement, dated as
                 of May 31, 1994,
                 from Berthel Fisher
                 & Company Leasing,
                 Inc. to
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.34  Demand Note for
                 $50,000, dated as
                 of December 26,
                 1995, between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. (1)
          10.35  Demand Note for
                 $200,000, dated as
                 of January 25,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.36  Demand Note for
                 $200,000, dated as
                 of January 31,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.37  Demand Note for
                 $100,000, dated as
                 of February 27,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.38  Equipment Lease,
                 dated as of August
                 16, 1995, by and
                 between the Company
                 and Harvey Leasing.
                 (1)
          10.39  Lease Agreement for
                 Lease
                 #074-18000-004,
                 dated as of
                 November 30, 1995,
                 by and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.40  Lease Agreement for
                 Lease
                 #074-18000-005,
                 dated as of
                 November 30, 1995,
                 by and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)

          10.41  Lease Agreement for
                 Lease #074-18000-006,
                 dated as of November
                 30, 1996, by and
                 between the Company
                 and Berthel Fisher &
                 Company Leasing, Inc.
                 as agent for
                 Telecommunications
                 Income Fund IX, L.P.
                 (1)
          10.42  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Guy O.
                 Murdock. (1) (3)
          10.43  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Colin
                 P. Halford. (1) (3)
          10.44  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and David
                 F. Schultz. (1) (3)
          10.45  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Bill
                 R. Wharton. (1) (3)
          10.46  Amendment No. 3 to
                 AT&T Management
                 Company Commission
                 Agreement, executed on
                 December 13, 1996, by
                 and between AT&T and
                 the Company
             24  Power of Attorney
                 (included as part of
                 the signature page
                 hereof)
             27  Financial Data Schedule


(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission by order dated October 21, 1996.

(3) Management contract or compensation plan required to be filed as an exhibit to this annual report on Form 10-KSB.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the three months ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MURDOCK COMMUNICATIONS CORPORATION

                                    By /s/Guy O. Murdock
                                       ____________________________________
                                               Guy O. Murdock
                                           Chief Executive Officer

                                    Date:  March 31, 1997

     Each person whose signature appears below hereby appoints Guy O. Murdock and David F. Schultz, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-KSB and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/Guy O. Murdock
______________________
Guy O. Murdock          Chairman of the Board   March 31, 1997
                        of Directors and
                        Chief Executive
                        Officer (Principal
                        Executive Officer)

/s/Colin P. Halford
______________________
Colin P. Halford        President and Director  March 31, 1997

/s/David F. Schultz
______________________
David F. Schultz        Chief Financial         March 31, 1997
                        Officer and Secretary
                        (Principal Financial
                        Officer and Principal
                        Accounting Officer)

/s/Steven R. Ehlert
____________________
Steven R. Ehlert        Director                March 31, 1997

                                      MURDOCK COMMUNICATIONS CORPORATION


                                      Financial Statements for the
                                      Years Ended December 31, 1996 and 1995 and
                                      Independent Auditors' Report

MURDOCK COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

                                                    PAGE

INDEPENDENT AUDITORS' REPORT                         F-1

FINANCIAL STATEMENTS:

Balance Sheets                                       F-2

Statements of Operations                             F-3

Statements of Redeemable Securities                  F-4

Statements of Common Shareholders' Equity (Deficit)  F-5

Statements of Cash Flows                             F-7

Notes to Financial Statements                        F-10

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Murdock Communications Corporation
Cedar Rapids, Iowa

We have audited the accompanying balance sheets of Murdock Communications Corporation (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, redeemable securities, common shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 17, 1997

MURDOCK COMMUNICATIONS CORPORATION

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS (Note 7)                                                                     1996            1995
CURRENT ASSETS:
Cash                                                                             $1,241,897      $159,007
Accounts receivable, less allowance for doubtful
accounts: 1996 - $30,000, 1995 - $10,000                                            726,282       547,152
AT&T commission receivable (Note 2)                                                 500,000       750,000
Current portion of lease receivable, net of unearned
portion of $31,062                                                                   12,378             -
Inventory                                                                            51,091        50,564
Prepaid expenses                                                                    167,261        72,634
                                                                               ------------  ------------
Total current assets                                                              2,698,909     1,579,357
                                                                               ------------  ------------

PROPERTY AND EQUIPMENT:
Land and building (Note 7)                                                          432,472       428,667
Telecommunications equipment                                                      7,490,209     1,156,055
Furniture and equipment                                                             242,168       209,157
Vehicles                                                                             27,843        28,541
                                                                               ------------  ------------
                                                                                  8,192,692     1,822,420
Accumulated depreciation                                                         (6,234,203)     (870,382)
                                                                               ------------  ------------
                                                                                  1,958,489       952,038
Telecommunications equipment under capital lease,
net of accumulated amortization:  1996 - $3,324,850,
1995 - $6,344,631 (Note 1)                                                        1,845,437     3,632,109
                                                                               ------------  ------------
Property and equipment, net                                                       3,803,926     4,584,147
                                                                               ------------  ------------
OTHER ASSETS:

Lease receivable, less current portion and net of
unearned portion of $60,688                                                          91,352             -
Deposits                                                                             16,509         5,947
Cost of purchased equipment location contracts,
net of accumulated amortization:  1996 - $1,185,682,
1995 - $875,562                                                                     626,723       991,443
Technology license from a related party, net of
accumulated amortization:  1996 - $258,333,
1995 - $158,333                                                                     241,667       341,667
                                                                               ------------  ------------
Total other assets                                                                  976,251     1,339,057
                                                                               ------------  ------------


TOTAL                                                                            $7,479,086    $7,502,561
                                                                               ============  ============

LIABILITIES, REDEEMABLE SECURITIES AND                                              1996            1995
COMMON SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable, including $750,000 to a related party (Note 6)                    $        -    $1,225,000
Accounts payable                                                                    530,482       776,937
Accrued expenses, including $58,036 in 1995 to a related party                      537,962       629,255
Current portion of capital lease obligations
principally with a related party (Note 15)                                          895,526     1,352,577
Current portion of long-term debt with related parties (Note 7)                     133,541       315,000
Current portion of long-term debt, others (Note 7)                                   15,217        13,981
                                                                           ----------------  ------------
Total current liabilities                                                         2,112,728     4,312,750
                                                                           ----------------  ------------


LONG-TERM LIABILITIES:
Capital lease obligations principally with a related party,
less current portion (Note 15)                                                    2,608,952     4,129,331
Long-term debt with related parties, less current portion (Note 7)                1,206,117       956,045
Long-term debt, others, less current portion (Note 7)                               278,358       293,574
Deferred income (Note 8)                                                             73,875       245,366
Deferred gain related to a related party restructuring (Notes 9, 11 and 13)               -     1,799,500
                                                                           ----------------  ------------
Total liabilities                                                                 6,280,030    11,736,566
                                                                           ----------------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 15)

REDEEMABLE SECURITIES:
10% Series A Redeemable Preferred Stock, no par
or stated value (Notes 9 and 11):
Authorized-45,000 shares
Issued and outstanding:  1996 -  200; 1995 - 22,650                                  24,480     2,000,940
Common stock put warrants (Note 11) - 227,143 warrants in 1995
held by a related party                                                                   -       161,766
                                                                           ----------------  ------------
Total redeemable securities                                                          24,480     2,162,706
                                                                           ----------------  ------------

COMMON SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, no par or stated value (Notes 10 and 12):
Authorized - 7,500,000 shares
Issued and outstanding:  1996 - 4,152,494 shares; 1995 - 1,168,986 shares        10,820,898       193,588
Common stock warrants (Note 11):
Authorized-1996 - 920,000 detachable warrants
Issued and outstanding:  1996 - 883,089; 1995 - 349,843                              13,336       559,008
Additional paid-in capital (Note 19)                                                224,000       124,000

Accumulated deficit                                                             (9,883,658)    (7,273,307)
                                                                           ----------------  ------------
Total common shareholders' equty (deficit)                                        1,174,576    (6,396,711)
                                                                           ----------------  ------------
TOTAL                                                                            $7,479,086    $7,502,561
                                                                           ================  ============
see notes to financial statements

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                      1996                1995
REVENUES:
Call processing revenues (Notes 2 and 16)                               $6,248,317         $6,908,597
AT&T commissions (Note 2)                                                1,000,000          1,250,000
Sales of equipment inventory (Note 15)                                     483,937            399,930
Recognition of gains deferred from equipment sales
with a related party (Notes 8 and 15)                                      236,266            293,898
Other income                                                               196,082             64,138
                                                              --------------------  -----------------
Total revenues                                                           8,164,602          8,916,563
                                                              --------------------  -----------------
COST OF SALES:
Call processing  (Note 16)                                               4,813,177          4,817,205
Equipment inventory                                                        426,215            276,431
                                                              --------------------  -----------------
Total cost of sales                                                      5,239,392          5,093,636
                                                              --------------------  -----------------
GROSS OPERATING PROFIT                                                   2,925,210          3,822,927
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 16)                   2,756,586          2,302,045
DEPRECIATION AND AMORTIZATION EXPENSE                                    2,284,258          2,738,079
                                                              --------------------  -----------------
OPERATING LOSS                                                         (2,115,634)        (1,217,197)
                                                              --------------------  -----------------
INTEREST EXPENSE:
Interest on capital leases, principally to a related party
(Notes 15 and 16)                                                        1,014,020            916,890
Other interest expense (Note 16)                                           434,187            371,120
                                                              --------------------  -----------------
Total interest expense                                                   1,448,207          1,288,010
                                                              --------------------  -----------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                        (3,563,841)        (2,505,207)
INCOME TAXES (Note 14)                                                       8,112             19,200
                                                              --------------------  -----------------
LOSS BEFORE EXTRAORDINARY ITEM                                         (3,571,953)        (2,524,407)
EXTRAORDINARY ITEM - GAIN ON RELATED PARTY
RESTRUCTURING (Note 13)                                                  1,084,314          -
                                                              --------------------  -----------------
NET LOSS                                                              $(2,487,639)       $(2,524,407)
                                                              ====================  =================
PRO FORMA NET LOSS (Unaudited - Note 1)                               $(2,457,016)
                                                              ====================
PRO FORMA NET LOSS PER COMMON SHARE (Unaudited - Note 1):
Loss before extraordinary item                                $              (1.41)
Extraordinary item                                                            0.43
                                                              --------------------
Net loss                                                                   $(0.98)
                                                              ====================
PRO FORMA WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Unaudited - Note 1)                                         2,508,329
                                                              ====================
See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF REDEEMABLE SECURITIES
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                      COMMON
                                                   10% SERIES A        STOCK
                                                    REDEEMABLE          PUT        REDEEMABLE
                                                  PREFERRED STOCK    WARRANTS      SECURITIES
BALANCES AT DECEMBER 31, 1994                           $1,907,785     $161,766       $2,069,551
Repurchase of 900 shares of 10%
Series A Redeemable Preferred
Stock (Note 9)                                             (64,080)           -         (64,080)
Accretion of put price on 10%
Series A Redeemable Preferred Stock                        157,235            -          157,235
Accrued dividends on 10% Series A
Redeemable Preferred Stock                                 231,030            -          231,030
Dividends declared on 10% Series A Redeemable
Preferred Stock                                           (231,030)           -        (231,030)
                                                 -----------------  -----------  ---------------
BALANCES AT DECEMBER 31, 1995                            2,000,940      161,766        2,162,706
Accretion of put price on 10%
Series A Redeemable Preferred Stock                        131,029            -          131,029
Accrued dividends on 10% Series A
Redeemable Preferred Stock                                 192,865            -          192,865
Exercise of 227,143 common stock put warrants
held by a related party (Note 11)                                -     (161,766)        (161,766)
Conversion of 22,450 shares of 10% Series A
Redeemable Preferred Stock into 821,221
shares of common stock (Note 9)                         (2,300,354)           -      (2,300,354)
                                                 -----------------  -----------  ---------------
BALANCES AT DECEMBER 31, 1996                              $24,480  $         -          $24,480
                                                 =================  ===========  ===============
See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                  COMMON STOCK                                           COMMON
                                        COMMON STOCK                  WARRANTS                                           SHARE-
                                 NUMBER                      NUMBER                  ADDITIONAL                         HOLDERS'
                                   OF                          OF                     PAID-IN        ACCUMULATED         EQUITY
                                 SHARES         ISSUED       WARRANTS      ISSUED     CAPITAL          DEFICIT         (DEFICIT)
BALANCES AT DECEMBER 31, 1994     1,168,986       $193,588     363,745     $581,220     $124,000      $(4,355,127)    $(3,456,319)
 Repurchase of common
  stock warrants                          -              -     (13,902)     (22,212)           -           (5,508)        (27,720)
 Accretion of put price on 10%
  Series A Redeemable
  Preferred Stock                         -              -           -            -            -         (157,235)       (157,235)
 Accrued dividends on 10%
  Series A Redeemable
  Preferred Stock (Note 9)                -              -           -            -            -         (231,030)       (231,030)
 Net loss for 1995                        -              -           -            -            -       (2,524,407)     (2,524,407)
                                -----------  -------------  ----------  -----------  -----------  ----------------  --------------
BALANCES AT DECEMBER 31, 1995     1,168,986        193,588     349,843      559,008      124,000       (7,273,307)     (6,396,711)
                                -----------  -------------  ----------  -----------  -----------  ----------------  --------------
                                                                                                                       (Continued)

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONCLUDED)
                                                                          COMMON STOCK                                    COMMON
                                                 COMMON STOCK               WARRANTS                                      SHARE-
                                            NUMBER                    NUMBER                  ADDITIONAL                  HOLDERS'
                                              OF                        OF                     PAID-IN     ACCUMULATED     EQUITY
                                            SHARES        ISSUED      WARRANTS      ISSUED     CAPITAL       DEFICIT     (DEFICIT)
BALANCES AT DECEMBER 31, 1995             1,168,986       193,588    349,843       559,008      124,000    (7,273,307)  (6,396,711)
 Issuance of common stock, net of
  offering costs of $1,481,629
  (Note 10)                               1,600,000     6,518,371    800,000         8,000            -             -    6,526,371
 Consideration attributable to equity
  conversion terms of first tranche
  of bridge financing notes payable
  (Note 10)                                       -             -          -             -       80,000             -       80,000
 Conversion of first tranche of
  bridge financing notes payable
  into common stock and warrants (Note 10)  160,000       479,600     80,000           400      (80,000)            -      400,000
 Conversion of shareholder notes
  payable into common stock
  (Notes 7 and 10)                          175,144       613,000          -             -            -             -      613,000
 Conversion of 10% Series A Redeemable
  Preferred Stock and associated
  common stock warrants into
  common stock (Notes 9 and 10)             821,221     2,854,426   (346,754)     (554,072)           -             -    2,300,354
 Exercise of common stock put warrants
  held by a related party (Note 11)         227,143       161,913          -             -            -             -      161,913
 Issuance of warrant to consultant
  (Note 19)                                       -             -          -             -      100,000             -      100,000
 Accretion of put price on 10%
  Series A Redeemable Preferred Stock             -             -          -             -            -      (131,029)    (131,029)
 Accrued dividends on 10% Series A
  Redeemable Preferred Stock                      -             -          -             -            -      (192,865)    (192,865)
 Gain on related party restructuring
  (Note 11)                                       -             -          -             -            -       201,182      201,182
 Net loss for 1996                                -             -          -             -            -    (2,487,639)  (2,487,639)
                                       ------------  ------------  ---------  ------------  -----------  ------------  -----------
BALANCES AT DECEMBER 31, 1996             4,152,494   $10,820,898    883,089       $13,336     $224,000  $ (9,883,658)  $1,174,576
                                       ============  ============  =========  ============  ===========  ============  ===========


See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $(2,487,639)     $(2,524,407)
 Extraordinary gain on related party restructuring                                   (1,084,314)               -
 Adjustments to reconcile net loss to net
  cash flows from operating activities:
  Depreciation and amortization, including amortization of technology license         2,384,258        2,838,079
  Noncash interest expense                                                              188,717          178,319
  Recognition of deferred gains from equipment sales with a related party              (236,266)        (293,898)
  Changes in operating assets and liabilities, excluding the effects of an acquisition:
    Receivables                                                                          70,870        1,466,291
    Inventory                                                                              (527)          13,929
    Prepaid expenses                                                                      5,373          (11,451)
    Accounts payable                                                                   (144,458)         169,762
    Accrued expenses                                                                    (68,249)        (328,121)
    Deferred income                                                                      64,775          (55,139)
                                                                                 --------------  ---------------
      Net cash flows from operating activities                                       (1,307,460)       1,453,364
                                                                                 --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (1,213,470)        (258,499)
  Purchase of equipment for lease receivable                                           (108,614)               -
  Payments on lease receivable                                                            4,884                -
  Payments for equipment location contracts                                            (419,403)               -
  Proceeds from sales of property and equipment                                               -            4,773
  Payments for deposits                                                                 (10,562)          (1,684)
  Cash acquired with acquisition                                                              -            2,334
                                                                                 --------------  ---------------
      Net cash flows from investing activities                                       (1,747,165)        (253,076)
                                                                                 --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party                (2,425,514)      (1,080,635)
  Proceeds from capital lease obligations                                               389,941          311,585
  Borrowings on notes payable, including $100,000
    in 1996 with a related party                                                      1,890,000        1,225,000
  Borrowings of long-term debt with related parties                                     122,698                -
  Payments on notes payable                                                          (1,965,000)               -
  Payments on long-term debt with related parties                                      (285,000)      (1,419,194)
  Payments on long-term debt, others                                                    (13,981)         (12,845)
  Dividends paid on 10% Series A Redeemable Preferred Stock                            (102,000)        (129,030)
  Repurchase of 10% Series A Redeemable Preferred Stock
    and common stock warrants                                                                 -          (91,800)
  Proceeds from issuance of common stock and warrants                                 8,008,000                -
  Payments of offering costs                                                         (1,481,629)               -
                                                                                 --------------  ---------------
      Net cash flows from financing activities                                        4,137,515       (1,196,919)
                                                                                 --------------  ---------------
NET INCREASE IN CASH                                                                  1,082,890            3,369
CASH AT BEGINNING OF YEAR                                                               159,007          155,638
                                                                                 --------------  ---------------
CASH AT END OF YEAR                                                                  $1,241,897         $159,007
                                                                                 ==============  ===============
SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party             $1,355,184       $1,718,283
  Cash paid during the year for income taxes                                              8,355            7,227
See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF 1996 NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1996, in conjunction with an initial public offering of the Company's common stock, the Company converted $400,000 of bridge financing notes payable into 160,000 shares of common stock and 80,000 warrants; $613,000 of shareholder notes payable were converted into 175,144 shares of common stock; and 22,450 shares of 10% Series A Redeemable Preferred Stock with a carrying amount of $2,300,354 were converted into 821,221 shares of common stock.

During 1996, the Company repaid the amounts due on the note payable to Intellicall and recognized the $1,799,500 deferred gain as discussed in Notes 9, 11 and 13. Related decreases are as follows:



Cost of purchased equipment location contracts            $      514,004
Accumulated deficit                                              201,182
Extraordinary item - gain on related party restructuring       1,084,314
                                                          --------------
Deferred gain                                                 $1,799,500
                                                          ==============

The Company accreted the 10% Series A Redeemable Preferred Stock by $131,029 during 1996.

The Company accrued dividends on the 10% Series A Redeemable Preferred Stock of $192,865 during 1996.

During 1996, 227,143 shares of common stock put warrants with a carrying amount of $161,766 were exercised for $147 and converted into common stock.

During 1996, accrued interest of $23,044 was added to the principal balance of long-term debt with related parties.

During 1996, $750,000 of notes payable were renegotiated as long-term debt with related parties.

During 1996, a common stock warrant valued at $100,000 was granted for a prepaid consulting agreement.


See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONCLUDED)

SUPPLEMENTAL DISCLOSURES OF 1995 NONCASH INVESTING AND FINANCING ACTIVITIES:

During September 1995, the Company purchased from a related party (Note 3) Hotelco Telecommunications Technology Texas, L.P., a partnership to which the Company had provided certain management services during the first nine months of 1995. The changes resulting from the purchase are summarized as follows:



Accounts receivable                                            $    26,530
Telecommunications equipment under capital lease                   906,066
Equipment location contracts                                       344,838
Accounts payable                                                  (233,275)
Accrued expenses                                                   (43,150)
Capital lease obligations with Berthel Fisher & Company, Inc.     (906,066)
Long-term debt, net of related discount                            (97,277)
                                                               ------------
Cash acquired with acquisition                                     ($2,334)
                                                               ============

The Company accreted the 10% Series A Redeemable Preferred Stock by $157,235 during 1995.

The Company accrued dividends on the 10% Series A Redeemable Preferred Stock of $231,030 for 1995.


See notes to financial statements.

MURDOCK COMMUNICATIONS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS - Murdock Communications Corporation (the "Company") is engaged in the business of providing long-distance telecommunications services to patrons of hotels with which the Company has contracts to provide such services. Services include, but are not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1996, the Company maintains equipment location contracts with approximately 480 hotels (420 hotels at December 31, 1995) throughout the United States.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectibility of receivables, useful lives of property and equipment and impairment of long-lived assets.

   Telecommunications equipment under capital lease with a net book value of approximately $280,000 and $420,000 at December 31, 1996 and 1995, respectively, has not been placed in revenue generating locations. Management has developed a plan to place all of this idle equipment into service within the next year, and believes that the remaining net book value of the idle equipment will be recovered. However, the Company has continued to depreciate the idle equipment in recognition of the equipment's declining economic utility.

   CERTAIN RISK CONCENTRATIONS - The Company derived 63% and 42% of its revenues from AT&T in 1996 and 1995, respectively. At December 31, 1996 and 1995, 68% and 79%, respectively, of the Company's receivables were due from AT&T. Also, substantially all of the Company's leasing arrangements are with Berthel Fisher & Company, Inc. and subsidiaries and their affiliated leasing partnerships ("Berthel"). Berthel owned 9.5% and 8.5% of the Company's outstanding common stock at December 31, 1996 and 1995, respectively.

   REVENUE RECOGNITION - After a hotel location agreement is signed, the Company installs equipment at the hotel site to provide the services called for under the hotel location agreement. The Company generally purchases the equipment from the manufacturer, Intellicall, Inc. ("Intellicall"), and incurs certain expenses in installing the equipment at the hotel. The Company then generally sells the equipment to Berthel at cost (including installation costs) plus a margin for profit and enters into a leaseback transaction with Berthel. Any profit on the sale under these transactions is deferred and amortized to income over the amortization period of the related leased equipment (generally five years) using the straight-line method.

   A portion of the Company's revenues are derived from processing credit card long-distance telephone calls made by the patrons of the hotels under the Company's contracts with the hotel. The gross charges for these calls are recognized as revenues by the Company as the calls are placed. At the same time, amounts are recorded as cost of services for long distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid to the individual hotels based on the Company's prior experience for these items.

   Revenues derived from the AT&T commission agreement related to calls are recognized as revenues as the calls are placed. Additional bonuses, primarily for reaching the number of contracted rooms specified in the agreement, are recognized when the specified criteria has been met.

   INVENTORY - Inventory is carried at the lower of cost or market with cost determined using the first-in, first-out ("FIFO") method and consists of telecommunication hardware and software awaiting installation at hotel sites.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are computed on these assets by the straight-line method over their estimated useful lives ranging from three to 28 years. For income tax purposes, accelerated methods are used. Amortization of telecommunications equipment under capital lease is included with depreciation expense.

   The Company accounts for its telecommunications equipment leases as capital leases under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13. Accordingly, the cost of the leased assets and the related obligations under the lease agreements are recorded at the inception of the lease. The leases are generally for four to seven years.

   The Company periodically reviews long-lived assets and certain identifiable intangibles held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During 1995, the Company recorded an impairment write-down with respect to idle telecommunications equipment under capital lease of $400,000 based on the estimated discounted future cash flows expected to be generated by such idle equipment. The write-down was included with depreciation and amortization in the 1995 Statement of Operations.

   COST OF PURCHASED EQUIPMENT LOCATION CONTRACTS - The cost of obtaining equipment location contracts is amortized over the term of the related contracts, generally five years, using the straight-line method.

   TECHNOLOGY LICENSE - The technology license is stated at cost and is being amortized over the technology's estimated useful life of five years using the straight-line method.

   INCOME TAXES - Deferred income taxes are provided for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   ACCRETION ON 10% SERIES A REDEEMABLE PREFERRED STOCK - Up to the date of the put, the Company will accrete the carrying value of the 10% Series A Redeemable Preferred Stock (net of offering costs incurred) to the put price by the effective interest method.

   CUMULATIVE DIVIDENDS ON 10% SERIES A REDEEMABLE PREFERRED STOCK - Cumulative dividends on the 10% Series A Redeemable Preferred Stock are deducted from accumulated deficit as the dividends are earned by the holders and the carrying value of the 10% Series A Redeemable Preferred Stock is increased until the dividends are declared by the Company. Dividends declared are reported as a payable.

   IMPACT OF NEW ACCOUNTING PRONOUNCEMENT - During 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This standard defines a fair value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice of recognizing employee stock-based compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company has elected to continue using the measurement criteria prescribed by APB Opinion No. 25. This pronouncement did not materially affect the Company's financial position, results of operations or cash flows and the supplemental disclosures required by SFAS No. 123 have been omitted because the impact is immaterial.

   PRO FORMA PER SHARE INFORMATION (UNAUDITED) - Due to the conversion of the 10% Series A Redeemable Preferred Stock and related common stock warrants and of certain shareholder notes upon the closing of the Company's initial public offering of its common stock during 1996, as discussed in Note 10, historical per share information is not considered relevant and pro forma per share information has been presented in accordance with Securities and Exchange Commission requirements. The Company's pro forma net loss per common share is based upon the weighted average number of common shares outstanding during 1996 and the shares issued upon conversion of the 10% Series A Redeemable Preferred Stock and related common stock warrants and of certain shareholder notes. Equivalent shares in the form of stock options, unit options and other warrants are excluded from the calculation since they are antidilutive.

   The pro forma per share information presented for the year ended December 31,1996 is based upon the following:



Historical net loss                                    $  (2,487,639)
Interest on certain shareholder notes                         30,623
                                                      --------------
Pro forma net loss                                       $(2,457,016)
                                                      ==============
Weighted average common shares outstanding                 1,511,964
Common shares issued upon conversion of:
Preferred stock and related common stock warrants            821,221
Certain shareholder notes                                    175,144
                                                      --------------
Pro forma weighted average common shares outstanding       2,508,329
                                                      ==============

   PRO FORMA SUPPLEMENTAL PER SHARE INFORMATION (UNAUDITED) - Proceeds from the issuance of 914,924 shares of common stock, net of offering costs, were used to retire debt of $3,727,382 during 1996. Pro forma supplemental loss per common share for the year ended December 31, 1996 was ($0.58). Such pro forma supplemental per share amount assumes the debt was retired at the beginning of the year or from date of issuance if later, resulting in interest savings of $462,000 and the weighted average common shares outstanding used in the pro forma loss per share computation discussed above plus the 914,924 incremental shares.

2.   AT&T COMMISSION AGREEMENT

   On October 10, 1994, the Company entered into an agreement (the "Old Agreement") with AT&T to provide long-distance service from AT&T to certain equipment locations under contract with the Company for a term of three years. The Company could receive commissions of up to $3,550,000 based on the number of rooms for which services are provided and for any new rooms on contract to AT&T by the Company. During 1995, the Old Agreement was amended to provide for additional annual retention bonuses of up to $1,850,000 based on the total number of rooms under contract to AT&T on the second and third anniversary dates of the Old Agreement.

   During 1995, a new agreement was executed with an effective date of December 16, 1995 (the "New Agreement"). By executing the New Agreement, the Company received a signing bonus of $750,000. Under the New Agreement, the Company will receive commissions based on the number of calls made, management fees based on 10% of the commissions earned, compliance incentive bonuses determined quarterly and paid monthly based on the number of calls processed each month and various additional bonuses, including a $1 million bonus to be paid in four quarterly installments for contracting 100,000 rooms under the New Agreement by July 1, 1996. Prior to July 1, 1996, the Company had reached the 100,000 room threshold and recognized the $1 million bonus. During 1996, an amended agreement was executed (the "Amended Agreement") which accelerated the payment dates of the final two quarterly installments to February 28, 1997 and May 1, 1997. Under the Amended Agreement, if the Company falls below 100,000 rooms after February 28, 1997 and prior to May 1, 1998, the Company will be required to reimburse $250,000 to AT&T.

   The New Agreement, as amended, includes provisions for the refund of $1,000,000 in bonuses paid to the Company by AT&T should the Company terminate the agreement or fail to comply with the agreement. AT&T has reserved a number of grounds to terminate the New Agreement, as amended, prior to its expiration, primarily related to certain compliance and quality standards. AT&T is responsible for determining if the Company is in compliance with the standards as set forth in the New Agreement, as amended, including achieving a 94% compliance rate with respect to AT&T dialing standards. The Company has achieved a compliance rate above 94% and therefore has not forfeited any compliance bonuses received during 1996. Management is not aware of any noncompliance nor has the Company been notified of any noncompliance with the New Agreement, as amended, and has no present intentions to terminate the New Agreement, as amended.

3.   ACQUISITION OF HOTELCO TELECOMMUNICATIONS TECHNOLOGY TEXAS, L.P.

   On January 15, 1995, the Company entered into an agreement with Hotelco Telecommunications Technology Texas, L.P. ("Hotelco"), an entity owned by a member of the Company's Board of Directors. Under this agreement, the Company provides management services for Hotelco in return for fees based on a percentage of billable call records processed. The Company received call processing revenues of $92,090, commissions from AT&T of $117,514, and management fees of $39,219 for the period from January 15, 1995 to September 1, 1995.

   Effective September 1, 1995, the Company purchased 100% of the limited and general partnership interests of Hotelco. In consideration of the interests purchased, the Company assumed various liabilities of the entity totaling $1,182,491 and issued a noninterest bearing uncollateralized note payable (net of the related discount of $22,722) valued at $97,277, for a total purchase price of $1,279,768. The combination was recorded under the purchase method for financial reporting purposes. In addition to acquiring the partnership interests of the entity, the Company also obtained certain call processing equipment and call processing contracts; as well as any related dealer and license agreements.

   Pro forma results of operations for the acquisition for the year ended December 31, 1995 is as follows:

Total revenues                                   $9,932,760
Cost of sales                                     5,732,513
                                             --------------
Gross operating profit                            4,200,247
Selling, general and administrative expense       2,364,209
Depreciation and amortization expense             2,921,412
                                             --------------
Operating loss                                   (1,085,374)
Interest expense                                  1,397,544
                                             --------------
Loss before income taxes                         (2,482,918)
Income taxes                                         26,778
                                             --------------
Net loss                                        $(2,509,696)
                                             ==============

4. PURCHASE OF ASSETS OF POWERTEL OF DELAWARE, INC.

   On August 26, 1996, the Company purchased approximately 130,000 telephones, related rights and interests, and various assets, such as computers and office furniture, from PowerTel of Delaware, Inc. ("PowerTel") for a cash price of $250,000. The Company assumed no liabilities of PowerTel as a result of this purchase.

5. PURCHASE OF ASSETS OF INTERACTIVE COMMUNICATIONS, INC.

   On December 13, 1996, the Company purchased all rights and interests in interactive voice response hardware ("IVR Hardware") from Interactive Communications, Inc. ("ICI") for a cash price of $361,600. The Company assumed no liabilities of ICI as a result of this purchase, except that the Company reimbursed ICI for all telephone and leasing costs incurred by ICI prior to the date the IVR Hardware was assumed by the Company, which totaled $64,545. Also, pursuant to this agreement, the Company entered into an Audiotext Services Agreement with ICI covering thirty-eight IVR Hardware platforms. This agreement is effective from January 1, 1997 until January 1, 2000, with an option to renew for successive periods of twelve months. Under the terms of the agreement, ICI will provide information updating services for each IVR Hardware platform in exchange for a $1,000 per platform monthly licensing fee to be paid by the Company. In addition, the Company will pay a monthly fee to ICI in the amount of 5% of the gross monthly revenues generated by the business activities supported by the IVR Hardware platforms after the Company has received gross revenues of $6,000,000.

6.   NOTES PAYABLE

   Notes payable at December 31, 1995, consisted of the following:

$250,000 variable line-of-credit with a financial institution through
  December 1, 1996, with interest on borrowings payable monthly at 2% above the financial institution's prime rate (combined rate of
  10.5% at December 31, 1995), collateralized by substantially all assets of the Company not otherwise encumbered and personally guaranteed by the Company's majority shareholder.  The note and
  related accrued interest were subsequently repaid on October 25, 1996.    $     250,000

Note payable to financial institution bearing interest at 12%, due
  December 31, 1995, collateralized by substantially all assets of the
  Company not otherwise encumbered and personally guaranteed by the Company's majority shareholder.  The note and related accrued
  interest were subsequently repaid on January 2, 1996.                           225,000

Demand note payable to Berthel, bearing interest at 2% over
  prime (combined rate of 10.5% at December 31, 1995), collateralized by $1,750,000 of bonus payments to be received under the AT&T
  Commission Agreement as discussed in Note 2, and personally guaranteed by the Company's majority shareholder.  The note was subsequently
  converted to long-term debt during 1996 (see Note 7).                           700,000

Demand note payable to Berthel, bearing interest at 2% over prime
  (combined rate of 10.5% at December 31, 1995), collateralized by
  $1,750,000 of bonus payments to be received under the AT&T Commission
  Agreement as discussed in Note 2, and personally guaranteed by the
  Company's majority shareholder.  The note was subsequently
  converted to long-term debt during 1996 (see Note 7).                            50,000
                                                                            -------------
  Total                                                                        $1,225,000
                                                                            =============

   On December 1, 1996, the $250,000 variable line-of-credit with a financial institution was extended to December 1, 1997. No amounts were outstanding under the line-of-credit at December 31, 1996.

   Also see Note 18 with respect to the estimated fair value of notes payable.

7.   LONG-TERM DEBT

     Long-term debt, others as of December 31, 1996 and 1995 consisted of the following:

                                                            1996        1995
Mortgage note payable to partnership due in monthly
  installments of $3,299, including interest at 8.5%,
  until September 15, 2000, when the balance is due.
  The note is collateralized by a first mortgage on the
  Company's office facilities and land.                      $293,574    $307,555
Less current portion                                           15,217      13,981
                                                           ----------  ----------
Long-term debt, others                                       $278,358    $293,574
                                                           ==========  ==========

Long-term debt with related parties at December 31, 1996 and 1995 consisted of the following:

                                                                           1996           1995
Uncollateralized note payable to the Company's majority shareholder due August 3, 1997 and subordinate to the notes payable to Berthel in Note 6.  Interest is due monthly and is calculated at 2%
  over the prime rate (combined rate of 10.5% at December 31,
  1995).  The note and related accrued interest were converted into common stock in conjunction with the Company's initial public offering of its common stock, effective October 21,
  1996 (see Note 10).                                                                     $52,532

Uncollateralized notes payable to minority shareholders due in monthly installments of $79,996 until March of 1994, $2,754 from April to December of 1994 and as cash flows permit until
  August 3, 1997 when the balance is due, including interest at 7%.
  The notes and related accrued interest were converted into common stock in conjunction with the Company's initial public offering of its common stock, effective October 21, 1996
  (see Note 10).                                                                          320,643

Uncollateralized noninterest-bearing note payable to Intellicall resulting from the December 31, 1994 debt restructuring,
  (net of discount of $5,114 at December 31, 1995) due April
  15, 1996 (effective rate of 11.5%).  Payments include
  $800,000 made in January 1995 and quarterly payments
  thereafter of $125,000 beginning April 15, 1995.                                        244,886

Uncollateralized note payable to Intellicall resulting from the
  December 31, 1994 restructuring of the 10% Series A
  Redeemable Preferred Stock, due January 31, 2005, (net of
  discount of $410,342 and $439,294 at December 31, 1996
  and 1995, respectively).  Interest payable quarterly at 4%, beginning March 31, 1995 until maturity, when the balance
  is due (effective rate of 11.5%) (see Note 9).  The note was
  purchased by Berthel from Intellicall during 1996.                     $589,658         560,706

Uncollateralized noninterest-bearing note payable to related party, due in monthly installments of $5,000 until October 31,
  1997, net of discount of $22,722 at December 31, 1995
  (effective rate of 18%).  $80,000 of the note was converted to common stock in conjunction with the Company's initial
  public offering of its common stock, effective October 21,
  1996 (see Note 10).  The remaining balance of $12,278 was
  repaid during 1996.                                                                      92,278

Note payable to Berthel, due in monthly installments of $21,064 including interest at 15.5%, until January 31, 2001, collateralized by property and equipment with a net carrying value of $85,000 at
  December 31, 1996, all subsequent additions affixed to the equipment, all revenues derived from the equipment, and
  assignment of all of the Company's rights in the equipment.
                                                                          750,000
                                                                    -------------   -------------
Total                                                                   1,339,658       1,271,045
Less current portion                                                      133,541         315,000
                                                                    -------------   -------------
Long-term debt with related parties                                    $1,206,117        $956,045
                                                                    =============   =============

     Maturities of long-term debt for each of the five years subsequent to December 31, 1996 are as follows:

1997                             $148,758
1998                              185,437
1999                              215,019
2000                              473,565
2001                               20,795
Thereafter                      1,000,000
                            -------------
                                2,043,574
Less unamortized discounts      (410,342)
                            -------------
                               $1,633,232
                            =============

   Also see Note 18 with respect to the estimated fair value of long-term debt.

8. DEFERRED INCOME

   As described in Note 1, the Company enters into sale and leaseback arrangements with Berthel for much of the Company's telecommunications equipment used in call processing. During the years ended December 31, 1996 and 1995, the Company had equipment sales of $389,941 and $311,309, with related cost of sales of $327,331 and $159,169, respectively, under such arrangements with Berthel. The Company deferred gains under these arrangements of $62,610 and $152,140 during the years ended December 31, 1996 and 1995, respectively. Deferred income recognized for the years ended December 31, 1996 and 1995 was $236,266 and $293,898, respectively.

9. 10% SERIES A REDEEMABLE PREFERRED STOCK

   The 10% Series A Redeemable Preferred Stock (the "Preferred Stock") includes a detachable common stock warrant (see Note 11), pays a 10% cumulative, preferred dividend and includes certain liquidation preferences. The Company can redeem the Preferred Stock at any time at its option. The stated redemption price is 110% for the first year after issuance in 1993 and decreases by 2% until six years after issuance, when the Preferred Stock can be redeemed at its original issue price of $102. The Preferred Stock can also be put back to the Company, at the holders' option, during 1998 at the original purchase price plus any accumulated and unpaid dividends. Upon exercise of the put, the Company has 90 days to make a cash payment equal to 10% of the total repurchase price and deliver a 10% uncollateralized note payable due in equal monthly installments over three years for the balance.

   Dividends of $4,080 and $333,030 were in arrears on the Preferred Stock at December 31, 1996 and 1995, respectively. On April 25, 1995, the Company declared dividends of $231,030 and paid cash dividends of $129,030 during 1995 and $102,000 during 1996 on the Preferred Stock to shareholders of record as of April 25, 1995 for dividends accumulated through December 31, 1994.

   Effective October 21, 1996, the holders of 22,450 shares of the Company's Preferred Stock and associated common stock warrants, with a net carrying value of $2,300,354 (including $419,815 of dividends in arrears at October 21, 1996), agreed to convert their Preferred Stock into 821,221 shares of the Company's common stock, in conjunction with the Company's initial public offering, as discussed in Note 10.

   Concurrent with the restructuring of debt with Intellicall, as discussed in
   Note 13, the Company repurchased 14,706 shares of Preferred Stock held by Intellicall with a carrying value of $1,049,004 in exchange for an uncollateralized note payable with a face amount of $1 million and an estimated fair value of $535,000. The estimated fair value was determined based on the discounted future cash flows using the Company's incremental borrowing rate. The Company deferred the gain of $514,000 as a result of the forgiveness, as also discussed in Note 13. On June 29, 1996, the Company paid all amounts due as provided in the restructuring agreement and realized the $514,000 gain which was recorded as a reduction of the original purchase price of the equipment location contracts purchased from Intellicall.

   During 1995, the Company repurchased 900 shares of the Preferred Stock and related common stock warrants with a net carrying value of $86,292 for $91,800. The $5,508 excess of the purchase price paid over the carrying value of the Preferred Stock and common stock warrants was recorded as a charge to accumulated deficit for the year ended December 31, 1995.

10.  COMMON STOCK

   On July 29, 1996, the shareholders approved a 15.4456 for one common stock split to shareholders of record on July 19, 1996 and amended the Company's articles of incorporation to increase authorized common stock to 7,500,000 shares. Retroactive restatement has been made in the financial statements to all share and per share data.

   Effective October 21, 1996, the Company completed an initial public offering of the Company's common stock (the "Shares") and common stock purchase warrants (the "Warrants"). The offering consisted of 800,000 units comprised of two shares of common stock and one warrant to purchase common stock (the "Units"). The Company sold 800,000 Units at $10.01, which resulted in gross proceeds of $8,008,000. The Company paid underwriting commissions of $800,800, underwriting fees of $240,240 and accounting, legal and other expenses of $440,589. The total expenses of $1,481,629 incurred in connection with the initial public offering have been netted against the proceeds.

   In conjunction with the initial public offering, the Company converted $598,918 of shareholders' notes payable as discussed in Note 7 plus accrued interest of $14,082 into 175,144 shares of common stock.

   During 1996 the Company also entered into a bridge financing arrangement with the underwriters for the Company's initial public offering for $650,000 of 12% subordinated notes, due April 1997, issued in tranches of $400,000 and $250,000. In October 1996, the first tranche of $400,000 was automatically converted into 80,000 Units at a conversion ratio equal to 50% of the initial public offering price. The second tranche of $250,000 was issued with detachable warrants to purchase 41,667 Units exercisable at $6 per Unit. The second tranche was repaid on October 25, 1996. The detachable warrants expire on August 5, 1998.

   The Company recorded $80,000 of additional interest expense in relation to the first tranche of subordinated notes payable. The Company derived this additional interest expense based on the 10% greater discount to the initial public offering price reflected in the 80,000 Units issued on conversion of the first tranche of notes as compared to the discount reflected in the exercise price of the detachable warrants issued with the second tranche of notes.

   In conjunction with the initial public offering, the Company sold to the underwriters, warrants to purchase 80,000 Units (the "Underwriter Warrants") exercisable at $12.51 per Unit. The Underwriter Warrants are exercisable after October 21, 1997 or at any time thereafter for a period of four years from October 21, 1997. The Company has also agreed to allow the underwriters the right to nominate one member to the Company's Board of Directors.

   The Company has reserved 1,298,089 shares of common stock in connection with Unit warrants and common stock warrants outstanding at December 31, 1996.

11.  COMMON STOCK WARRANTS

   Each share of outstanding Preferred Stock includes 15.4456 detachable common stock purchase warrants enabling the holder to purchase one share of common stock of the Company for each warrant. The warrants can be exercised at $1.81 initially; however, the price can increase $1.20 each March 15 if all dividends are paid as required and the Company achieves certain financial results. At December 31, 1996 and 1995, the exercise price was $1.81. The warrants expire during 1998. In conjunction with the Preferred Stock conversion discussed in Note 9, 346,754 common stock warrants with a carrying value of $554,072 were also converted.

   Concurrent with the Intellicall restructuring described in Note 13 and related repurchase of the Preferred Stock described in Note 9, the Company renegotiated the exercise price of the 227,143 detachable common stock warrants originally issued to Intellicall. The exercise price on these shares was reduced from $1.81 to effectively $0. From February 15, 1996 through April 15, 1999, the price that Intellicall could have put the common stock warrants and/or the resulting warrant shares to the Company was also reduced from $1.81 to $.71. As a result of the put, the Company reclassified the warrants as a redeemable security and reduced the carrying value from $362,948 to $161,766. The $201,182 gain was deferred pending payment of the Intellicall restructuring obligation, as discussed in Note 13, and was recorded directly to accumulated deficit on June 29, 1996 when the obligation was repaid. On December 31, 1996, Berthel purchased the common stock put warrants from Intellicall and purchased the 227,143 shares of common stock from the Company for $147.

   As discussed in Note 10, 800,000 common stock warrants were issued in conjunction with the initial public offering at a price of $.01 per warrant. Each warrant is exercisable to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable at any time after issuance and expire on October 21, 1999. The warrants are redeemable at the Company's option commencing 270 days after October 21, 1996 upon 30 days notice to holders at $.01 per warrant if the closing bid price of the common stock averages in excess of 110% of the exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption.

   See Note 19 for discussion of a common stock warrant issued in connection with the Company's agreement with a consultant.

12.  STOCK OPTION PLANS

   The Company has adopted a Stock Option Plan (the "Plan"). Under the Plan, options may be granted to employees to purchase up to an aggregate of 272,529 shares of the Company's common stock. The Plan is administered by the Compensation Committee of the Board of Directors who determine to whom options will be granted. The Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees of the Company. The exercise price of stock options granted under the Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of grant of each option. Each option shall be for a term not to exceed ten years after the date of grant, and a participant's right to exercise an option vests at the rate of twenty percent on the date of grant and each anniversary date until the option is fully vested.

   A summary of stock option activity under the Plan during the years ended December 31, 1995 and 1996, is summarized as follows:



                              OPTION PRICE
                               PER SHARE     SHARES
Balance at December 31, 1994         $1.81   102,621
Granted                                  -         -
Cancelled                                -         -
                              ------------  --------
Balance at December 31, 1995          1.81   102,621
Granted                               1.81    45,518
Cancelled                             1.81   (10,395)
                              ------------  --------
Balance at December 31, 1996         $1.81   137,744
                              ============  ========

   At December 31, 1996, 82,646 shares were exercisable, an additional 134,785 shares were available for future grants and the weighted average remaining life of the options outstanding was seven years. Also, at December 31, 1995, an additional 45,518 shares had previously been granted for contingent stock options exercisable at $1.81 per share that were available for future exercise contingent upon the exercise of the detachable common stock warrants held by the preferred stockholders as discussed in Note 11. During 1996 the detachable common stock warrants were exercised, therefore, the contingent stock options were granted as stock options during 1996. The Company has reserved 272,529 shares of common stock in connection with the Plan at December 31, 1996.

   During 1996 the shareholders also approved the allocation of an additional 272,529 shares of common stock to an incentive performance plan to be developed by the Company (the "Incentive Performance Plan"). The Company has determined that the Incentive Performance Plan will be a nonqualified stock option plan and that the exercise price of any options granted pursuant to such plan will be at an exercise price at least equal to $6.50. No options have been granted under this plan as of December 31, 1996.

13.  EXTRAORDINARY ITEM

   During 1994, the Company restructured a $1,600,000 uncollateralized note and a $500,000 uncollateralized note with a total carrying value of $2,034,499, all held by Intellicall. The notes, including capital lease obligations of $418,787, were exchanged for a note payable with a face amount of $1,425,000 and an estimated fair value of $1,368,972. The estimated fair value was determined based on the discounted future cash flows using the Company's incremental borrowing rate. The resulting gain of $1,084,314 was deferred pending payment of all amounts due under the $1,425,000 uncollateralized note payable, as provided in the underlying restructuring agreement. On June 29, 1996, the Company paid all amounts due as provided in the underlying restructuring agreement and recorded the $1,084,314 extraordinary gain.

14.  INCOME TAXES

   The provision for income taxes consisted of the following for the years ended December 31, 1996 and 1995 as follows:

             1996        1995
Current:
Federal       $    -   $  2,300
State          8,112     16,900
          ----------  ----------
Total         $8,112    $19,200
          ==========  ==========

   The provision for income taxes for the years ended December 31, 1996 and 1995 is less than the amounts computed by applying the statutory federal income tax rate of 34% to the loss before income taxes and extraordinary item due to the following items:

                                                                  1996            1995
Computed expected amount                                         $(1,211,700)    $(722,300)
Meals and entertainment                                                8,000         7,800
Officer's life insurance                                               4,100         4,100
State income taxes, net of federal tax benefit                         5,400        14,600
Net operating losses for which no tax benefit was provided         1,202,312       715,000
                                                            ----------------  ------------
Income tax provision                                                  $8,112       $19,200
                                                            ================  ============

   At December 31, 1996 the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.5 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2011.

   Certain restrictions under the Tax Reform Act of 1986, caused by a change in ownership resulting from sales of common stock, limit the annual utilization of net operating loss carryforwards. The initial public offering of the Company's common stock described in Note 10 resulted in such a change in ownership. The Company estimates that the post-change taxable income that may be offset with the pre-change net operating loss carryforward will be limited annually to approximately $600,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.

   Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                               1996            1995
Deferred tax assets:
Current:
Allowance for doubtful accounts receivable                       $11,000          $4,000
Accrued interest on capital lease obligations                          -          22,000
Deferred income                                                        -          53,000
                                                           -------------  --------------
                                                                  11,000          79,000
                                                           -------------  --------------
Noncurrent:
Intangible asset amortization and valuation allowance            320,000         218,000
Differences in net book value of property and equipment          720,000          14,000
Capital lease adjustment                                         620,000         715,000
Deferred income                                                   28,000          39,000
Carryforward of net operating loss                             1,870,000         559,000
                                                           -------------  --------------
                                                               3,558,000       1,545,000
                                                           -------------  --------------
Total deferred tax assets                                      3,569,000       1,624,000
Valuation allowance for deferred tax assets                   (3,569,000)     (1,624,000)
                                                           -------------  --------------
Net deferred tax assets                                       $        -     $         -
                                                           =============  ==============

   A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

15.  COMMITMENTS AND CONTINGENCIES

   The Company is obligated under long-term capital leases for telecommunication equipment. Substantially all of the leases are with Berthel and have been capitalized and are personally guaranteed by the Company's majority shareholder. The Company also leases a vehicle under a noncancellable operating lease. At December 31, 1996, future minimum rental payments on lease obligations are as follows:

                                                CAPITAL LEASES              OPERATING
                                       BERTHEL       OTHER       TOTAL       LEASES
Years ending December 31:
       1997                            $1,161,036    $20,217    $1,181,253    $10,695
       1998                             1,274,356     12,761     1,287,117      1,701
       1999                             1,169,461      -         1,169,461        696
       2000                               540,662      -           540,662        696
       2001                                82,339      -            82,339        174
                                     ------------  ---------  ------------  ---------
Minimum rental payments                 4,227,854     32,978     4,260,832    $13,962
                                                                            =========
Less amounts representing interest        753,134      3,220       756,354
                                     ------------  ---------  ------------
                                        3,474,720     29,758     3,504,478
Less amounts due within one year          878,034     17,492       895,526
                                     ------------  ---------  ------------
Capital lease obligations due
after one year                         $2,596,686    $12,266    $2,608,952
                                     ============  =========  ============

   Rent expense under operating leases for the years ended December 31, 1996 and 1995 was $12,120 and $11,535, respectively.

   On May 31, 1996, the Company modified its existing lease agreements with Berthel by deferring the March, April and May 1996 lease payments until the end of the lease term as an additional balloon payment for leases with a carrying value of $3,550,750 at December 31, 1995. Monthly lease payments for the remaining leases, with a carrying value of $1,916,358 at December 31, 1995, were also reduced with the amount of the reduction included as a balloon payment at the end of the lease term.

   The leases with Berthel contained certain restrictive covenants requiring the maintenance of gross revenues at defined levels and debt service coverage ratios as defined in the lease agreements and measured on a quarterly basis. The Company obtained waivers of compliance with these covenants for the year ended December 31, 1995. Such covenants were not applicable subsequent to December 31, 1995 and were terminated upon completion of the Company's initial public offering of its stock.

   In conjunction with the PowerTel purchase discussed in Note 4, the Company leases warehouse space on a month-to-month basis, with payments of $3,200. The Company also leases a portion of this warehouse space to an unrelated third party on a month-to-month basis for $1,000.

   The Company received a notice and demand dated September 20, 1996 (the "Demand") from the trustee for the Value-Added Communications Litigation Trust, as successor-in-interest to the bankruptcy estate of Value-Added Communications, Inc. (collectively, "VAC"), relating to revenues received by the Company for providing telecommunications services to the hotels managed by Larken, Inc., a related party (see Note 16). The Demand alleges that all revenues received by the Company for providing telecommunications services to the Larken, Inc. managed hotels constitute avoidable transfers under the federal Bankruptcy Code and demands payment to VAC of all such amounts. The amount of revenues subject to the Demand is not specified. The Company generated revenues of $1,316,571 and $1,458,805 for the years ended December 31, 1996 and 1995, respectively, in connection with such telecommunications services. The Company believes that the Demand is without merit, that it has meritorious defenses to VAC's allegations as set forth in the Demand and that a loss with respect to this matter is not probable, primarily because the Company's agreements to provide telecommunications services to Larken, Inc. were made by the Company in good faith, for value and without knowledge as to the alleged avoidable nature of such agreements. In addition, Larken, Inc. and its 50% owner (a minority shareholder), have acknowledged that the VAC matter is covered by an indemnification agreement and the minority shareholder's guarantee, and that such indemnification agreement with Larken, Inc. will cover any losses, costs or expenses incurred by the Company in connection with this threatened claim. Pursuant to the indemnification agreement, Larken, Inc. has assumed the defense of the VAC claims. VAC's attorney sent a second threatening letter, but has not yet filed a lawsuit. Nonetheless, such a lawsuit could be filed at any time. Pursuant to the indemnification agreement, Larken, Inc. will defend any such lawsuit and indemnify the Company for any costs, damages or expenses relating to the lawsuit, including attorney's fees. The indemnification agreement requires Larken, Inc. to keep the Company informed regarding the status of the litigation, if any. The Company intends to actively monitor this matter, and any litigation that might be commenced, to be sure that the Company's interests are being adequately represented by Larken, Inc. and the attorneys retained by Larken, Inc. on the Company's behalf pursuant to the indemnification agreement. The Company has not made an independent investigation of the minority shareholder's financial position or net worth, although the minority shareholder has previously represented to the Company that he is an accredited investor as defined in Regulation D under the Securities Exchange Act, with net worth in excess of $1 million. The outcome of this matter cannot presently be determined and no assurance can be given that the Company will not incur liability or expenses in connection with the allegations contained in the Demand. Also, no assurance can be given that either Larken, Inc. or the minority shareholder will have sufficient assets to meet their respective obligations in the event that the Company incurs liability pursuant to this matter. No provision for any loss that may result upon the resolution of this matter has been made in the financial statements.

   On August 16, 1996, the Company entered into three-year employment agreements with the Chief Executive Officer, President, Chief Financial Officer and the Vice President of Operations. Pursuant to these agreements, the Chief Executive Officer, President, Chief Financial Officer and the Vice President of Operations will receive base salaries of $150,000, $130,000, $65,000 and $65,000, respectively. In addition, each of these individuals will be eligible to participate in the Stock Option Plan and the Incentive Performance Plan discussed in Note 12. Each agreement contains a provision restricting competition with the Company for a period of two years following their termination of employment. If employment with the Company is terminated by the Company for any reason, including for cause, the employee is entitled to receive continuation of their base salary for two years.

16.  RELATED PARTY TRANSACTIONS

   The Company conducts a significant amount of business with Berthel, Intellicall and other affiliated entities. Berthel provided lease and other financing services, including underwriting, to the Company. In addition to the previously discussed transactions with Intellicall, the Company has paid royalty and validation fees to Intellicall for processing of phone calls under an agreement with Intellicall. The Company also has an agreement with an entity owned by the Company's majority shareholder for the use of aircraft. The Company has also paid consulting expenses to a member of the Company's Board of Directors and had loans from certain shareholders.

   On July 1, 1994, the Company entered into an agreement with a then preferred shareholder (subsequently a minority shareholder) to provide telecommunication services to hotels owned and managed by a company owned by the shareholder. See Note 15 for discussion of a contingent liability related to this agreement. The agreement provided for 75% of the net income derived from the hotels, as defined under the agreement (after direct costs and compensation to the Company for administrative expenses), to be paid to the shareholder. Revenues of $1,316,571 and $1,458,805 were generated for the years ended December 31, 1996 and 1995, respectively. Further, the Company had call processing receivables from the hotels included under the agreement of $141,641 and $189,792 at December 31, 1996 and 1995,
   respectively. Effective July 1996, the agreement was amended to provide for a set payment of $25,000 per month in commissions to be paid to the shareholder, until January 1, 1997, when the commission payment will be increased to $30,000 per month for a period of 24 months. Also in conjunction with this agreement, effective July 1, 1996 and through June 30, 2000, the Company will pay an additional $6,000 per month to Berthel for commissions payable to the minority shareholder pursuant to a settlement of a dispute between Berthel and the minority shareholder.

   A summary of transactions with related parties for the years ended December 31, 1996 and 1995 is as follows:

                                                                1996           1995

   Rental of aircraft                                          $60,881        $18,503
   Consulting expense                                           69,914         43,955
   Interest expense on shareholder notes payable                30,623         30,975
   Commissions/75% profit share to minority shareholder        274,410        432,689
   Interest expense on notes payable to Berthel                179,250         29,269
   Lease payments to Berthel                                 2,445,429      1,794,340
   Equipment sales to Berthel                                  389,941        311,309
   Royalty fees to Intellicall                                   1,942          6,381
   Validation fees to Intellicall                               22,933         71,921
   Interest expense to Intellicall                             127,943        116,620
   Commissions to Berthel                                       18,000         90,000
   Underwriting fees to Berthel                                132,531

   Also see Note 3 with respect to an acquisition from a related party.

17.  PROFIT SHARING PLAN

   The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 1996 and 1995.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value amounts disclosed below are based on estimates prepared by the Company utilizing valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash, receivables, notes payable, and other short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

   The estimated fair values of the Company's other significant financial instruments at December 31, 1996 and 1995 are as follows:

                           1996                        1995
                  CARRYING        FAIR        CARRYING        FAIR
                   AMOUNT        VALUE         AMOUNT        VALUE
Long-term debt    $1,633,233    $1,541,192    $1,578,600    $1,638,161

19.  CONSULTING AGREEMENT

   On December 20, 1996 the Company entered into a consulting agreement
   (the "Agreement") with a consultant to provide advisory services to the Company for a fee of $3,000 per month. The term of the agreement is January 1997 through June 1998, renewable in additional three month increments unless terminated in writing by either the Company or the consultant. In addition, pursuant to the Agreement, the consultant received a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.50 per share. The Company has assigned a fair value of $100,000 to the warrant. The warrant expires, if not exercised, on December 20, 1999.

20.  SUBSEQUENT EVENTS

   On January 7, 1997, the Company paid a $150,000 refundable security deposit for a technology license, related to international faxing over the Internet, to a company managed by a member of the Company's Board of Directors. The right to execute the agreement expires March 31, 1997. Until execution of the agreement, the deposit will accrue interest at 12%, which may be applied towards the technology license.

   On January 31, 1997, the Company entered into an agreement with an unrelated third party to form a limited liability company. The Company has contributed the IVR platforms and other assets with a carrying value of $456,904 in exchange for a 50% ownership interest and a preferential distribution of $496,934. The other party contributed $209,970 in cash in exchange for a 50% ownership interest. The limited liability company will provide consumer telecommunications services related to the IVR platforms.

   Under the agreement, cash shall be distributed first, in an amount equal to 95% of the net distributable cash to the Company until the preferential distribution is repaid and the remainder shall be distributed in accordance with the ownership interests.

   At any time during the 90-day period immediately following the second, third and fourth anniversaries of the execution of the agreement, either party may purchase the other entity's ownership interest. The purchase price shall be the greater of $4.5 million plus the other entity's capital account or the balance of the other entity's capital account plus five times the sum of the limited liability company's income before income taxes for the most recently completed fiscal year.

                                 EXHIBIT INDEX


                                                SEQUENTIAL PAGE
EXHIBIT NUMBER       DOCUMENT DESCRIPTION           NUMBER
--------------  ------------------------------  ---------------
           3.1  Restated Articles of
                Incorporation of the Company
                (1)
           3.2  Amended and Restated By-Laws
                of the Company (1)
           4.1  Form of Warrant Agreement
                between the Company and
                Firstar Trust Company (1)
           4.2  Form of Redeemable Warrant (1)
          10.1  AT&T Management Company
                Commission Agreement, dated
                as of December 16, 1995, by
                and between the Company and
                AT&T Communications, Inc.
                ("AT&T") (1) (2)
          10.2  Amendment No. 1 to AT&T
                Management Company Commission
                Agreement, dated as of
                January 16, 1996, by and
                between the Company and AT&T
                (1)
          10.3  Amendment No. 2 to AT&T
                Management Company Commission
                Agreement, dated as of
                January 16, 1996, by and
                between the Company and AT&T
                (1) (2)
          10.4  Memorandum of Understanding
                dated July 5, 1995 regarding
                the development of DSP
                technology (1)
          10.5  Technical Evaluation
                Agreement dated July 18, 1996
                regarding the development of
                DSP technology (1)
          10.6  Credit Agreement dated as of
                May 31, 1994, by and between
                the Company and Berthel
                Fisher & Company Leasing,
                Inc. (1)
          10.7  Letter Agreement dated
                September 12, 1995 by and
                between the Company and J.C.
                Poss & Co., Inc. (1)
          10.8  Indemnification Agreement,
                dated as of March 3, 1995, by
                and between the Company and
                Larken, Inc. (1)

           10.9  Bi-Party Intelli-Max Billing
                 Agreement, dated as of May 8,
                 1992, by and between the
                 Company and Intellicall Inc.
                 (1)
          10.10  Restructuring Agreement,
                 dated as of December 31,
                 1994, by and between the
                 Company and Intellicall, Inc.
                 (1)
          10.11  $1,000,000 Preferred Stock
                 Subordinated Note from the
                 Company to Intellicall, Inc.
                 (1)
          10.12  License Agreement dated May
                 31, 1994 by and between the
                 Company and Intellicall, Inc.
                 (1)
          10.13  Account Purchase Agreement
                 dated June 25, 1992, by and
                 between the Company and OAN
                 Services, Inc. (1)
          10.14  Operator Billing and Related
                 Services Agreement, dated May
                 11, 1992, by and between the
                 Company and OAN Services,
                 Inc. (1)
          10.15  1993 Stock Option Plan (1) (3)
          10.16  Unit Purchase Warrant to
                 purchase 41,667 Units, dated
                 August 5, 1996, from the
                 Company to George N. McDonald
                 (1)
          10.17  Promissory Note in the
                 principal amount of $250,000
                 dated August 1, 1996, from
                 the Company to George N.
                 McDonald (1)
          10.18  Letter Agreement, dated
                 August 5, 1996, by and
                 between the Company and
                 George N. McDonald (1)
          10.19  Credit Agreement, dated as of
                 May 31, 1994, by and between
                 the Company and
                 Telecommunications Income
                 Fund X, L.P. (1)
          10.20  Credit Agreement, dated as of
                 May 31, 1994, by and between
                 the Company and
                 Telecommunications Income
                 Fund IX, L.P. (1)
          10.21  Lease Agreement for Lease
                 #076-18000-012, dated as of
                 February 27, 1996, by and
                 between the Company and
                 Berthel Fisher & Company
                 Leasing, Inc. as agent for
                 Telecommunications Income
                 Fund X, L.P. (1)

          10.22  Lease Agreement for
                 Lease
                 #074-18000-016,
                 dated as of June
                 14, 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.23  Lease Agreement for
                 Lease
                 #076-18000-017,
                 dated as of July 3,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.24  Modification
                 Agreement for 21
                 Leases, dated as of
                 May 30, 1996, by
                 and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.25  Modification
                 Agreement for Lease
                 #063-17000-001,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.26  Modification
                 Agreement for Lease
                 #076-17000-443,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.27  Modification
                 Agreement for Lease
                 #076-17000-943,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.28  Modification
                 Agreement for Lease
                 #076-18000-012,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.29  Modification
                 Agreement for Lease
                 #076-46698-000,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.30  Equipment Lease
                 #076-17000-443,
                 dated as of May 31,
                 1994, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)

          10.31  Equipment Lease
                 #076-46698-000,
                 dated as of January
                 18, 1995, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. as agent for
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.32  Equipment
                 Lease/Purchase
                 Agreement
                 #063-18000-000,
                 dated as of May 30,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.33  Assignment of Lease
                 of Security
                 Agreement, dated as
                 of May 31, 1994,
                 from Berthel Fisher
                 & Company Leasing,
                 Inc. to
                 Telecommunications
                 Income Fund X, L.P.
                 (1)
          10.34  Demand Note for
                 $50,000, dated as
                 of December 26,
                 1995, between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. (1)
          10.35  Demand Note for
                 $200,000, dated as
                 of January 25,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.36  Demand Note for
                 $200,000, dated as
                 of January 31,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.37  Demand Note for
                 $100,000, dated as
                 of February 27,
                 1996, by and
                 between the Company
                 and Berthel Fisher
                 & Company Leasing,
                 Inc. (1)
          10.38  Equipment Lease,
                 dated as of August
                 16, 1995, by and
                 between the Company
                 and Harvey Leasing.
                 (1)
          10.39  Lease Agreement for
                 Lease
                 #074-18000-004,
                 dated as of
                 November 30, 1995,
                 by and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)
          10.40  Lease Agreement for
                 Lease
                 #074-18000-005,
                 dated as of
                 November 30, 1995,
                 by and between the
                 Company and Berthel
                 Fisher & Company
                 Leasing, Inc. as
                 agent for
                 Telecommunications
                 Income Fund IX,
                 L.P. (1)

          10.41  Lease Agreement for
                 Lease #074-18000-006,
                 dated as of November
                 30, 1996, by and
                 between the Company
                 and Berthel Fisher &
                 Company Leasing, Inc.
                 as agent for
                 Telecommunications
                 Income Fund IX, L.P.
                 (1)
          10.42  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Guy O.
                 Murdock. (1) (3)
          10.43  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Colin
                 P. Halford. (1) (3)
          10.44  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and David
                 F. Schultz. (1) (3)
          10.45  Employment Agreement,
                 dated as of August 16,
                 1996, by and between
                 the Company and Bill
                 R. Wharton. (1) (3)
          10.46  Amendment No. 3 to
                 AT&T Management
                 Company Commission
                 Agreement, executed on
                 December 13, 1996, by
                 and between the
                 Company and AT&T
             24  Power of Attorney
                 (included as part of
                 the signature page
                 hereof)
             27  Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission by order dated October 21, 1996.

(3) Management contract or compensation plan required to be filed as an exhibit to this annual report on Form 10-KSB.