Form 10KSB/A
period 1996-12-31
MURDOCK COMMUNICATIONS CORP
filed 1997-04-23
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

                        Commission file number 000-21463

                       Murdock Communications Corporation
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Iowa                                       42-1337746
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

1112 29th Avenue S.W., Cedar Rapids, Iowa               52404
-----------------------------------------  ---------------------------------
(Address of principal executive offices)              (Zip Code)


         Issuer's telephone number, including area code:  319-362-6900
                                                          ------------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:


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
Yes  X  No
   ----   ----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year.  $8,164,602

     The aggregate market value of the common stock held by nonaffiliates of the issuer as of February 28, 1997 was $14,077,039.

     On February 28, 1997, there were outstanding 4,152,494 shares of the issuer's no par value common stock.

     Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                    ---    ---

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the Shareholders of the issuer to be held May 28, 1997 are incorporated by reference into Part III of this report.

     Item 13 of Part III of the Annual Report on Form 10-KSB of Murdock Communications Corporation for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 31, 1997, is hereby amended in its entirety as follows to reflect the information required by such item.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:


EXHIBIT NUMBER                        DOCUMENT DESCRIPTION
--------------                        --------------------

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

         10.43 Employment Agreement, dated as of August 16, 1996, by and between the Company and Colin P. Halford. (1) (3)

         10.44 Employment Agreement, dated as of August 16, 1996, by and between the Company and David F. Schultz. (1) (3)

         10.45 Employment Agreement, dated as of August 16, 1996, by and between the Company and Bill R. Wharton. (1) (3)

         10.46 Amendment No. 3 to AT&T Management Company Commission Agreement, executed on December 13, 1996, by and between AT&T and the Company (4)

         10.47 Asset Purchase Agreement, dated December 13, 1996, by and between the Company and Interactive Communications, Inc.

         24 Power of Attorney (included as part of the signature page hereof)

         27     Financial Data Schedule (4)

------------------

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

(4) Previously filed as an exhibit to the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the three months ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MURDOCK COMMUNICATIONS CORPORATION

                                    By        /s/ Guy O. Murdock
                                       -----------------------------------
                                                  Guy O. Murdock
                                              Chairman of the Board

                                    Date:  April 23, 1997

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated


/s/ Guy O. Murdock     Chairman of the Board and Director
------------------     (Principal Executive Officer)              April 23, 1997
Guy O. Murdock

/s/ Thomas E. Chaplin  Chief Executive Officer and Director       April 23, 1997
---------------------
Thomas E. Chaplin

/s/ Colin P. Halford   President and Director                     April 23, 1997
--------------------
Colin P. Halford

/s/ David F. Schultz   Chief Financial Officer and Secretary      April 23, 1997
--------------------   (Principal Financial Officer and
David F. Schultz       Principal Accounting Officer)

/s/ John C. Poss       Director                                   April 23, 1997
----------------
John C. Poss

/s/ Steven R. Ehlert   Director                                   April 23, 1997
--------------------
Steven R. Ehlert

                                 EXHIBIT INDEX


                                                                 SEQUENTIAL PAGE
EXHIBIT NUMBER               DOCUMENT DESCRIPTION                    NUMBER
--------------  -----------------------------------------------  ---------------
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

     10.43      Employment Agreement, dated as of August 16,
                1996, by and between the Company and Colin P.
                Halford. (1) (3)

     10.44      Employment Agreement, dated as of August 16,
                1996, by and between the Company and David F.
                Schultz. (1) (3)

     10.45      Employment Agreement, dated as of August 16,
                1996, by and between the Company and Bill R.
                Wharton. (1) (3)

     10.46      Amendment No. 3 to AT&T Management Company
                Commission Agreement, executed on December 13,
                1996, by and between the Company and AT&T (4)

     10.47      Asset Purchase Agreement, dated December 13,
                1996, by and between the Company and
                Interactive Communications Inc.

     24 Power of Attorney (included as part of the signature page hereof)

     27         Financial Data Schedule (4)

-----------
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission by order dated October 21, 1996.

(3) Management contract or compensation plan required to be filed as an exhibit to this annual report on Form 10-KSB.

(4) Previously filed as an exhibit to the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1997.