Form 10QSB
period 1997-03-31
MURDOCK COMMUNICATIONS CORP
filed 1997-05-15
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)
  /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                    OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to
                                           -------    ---------

                     Commission File Number       000-21463
                                                 -------------
                       MURDOCK COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

             Iowa                                      42-1337746
---------------------------------          ---------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

               1112 29th Avenue S.W., Cedar Rapids, Iowa 52404
         -----------------------------------------------------------
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

                                Yes  X    No
                                    ----     -----

On April 30, 1997, there were outstanding 4,152,494 shares of the Registrant's no par value common stock.

Transitional Small Business Disclosure Format (check one):

                                Yes       No  X
                                    ----     -----

                       MURDOCK COMMUNICATIONS CORPORATION

                                  FORM 10-QSB

                                 March 31, 1997

                                     INDEX

                         PART I - FINANCIAL INFORMATION



                                                    Page
Item 1.  Balance Sheets as of March 31, 1997 and
         December 31, 1996  (Unaudited)...........     3

         Statements of Operations for the Three
         Months Ended March 31, 1997 and March
         31, 1996 (Unaudited).....................     4


         Statements of Cash Flows for the Three
         Months Ended March 31, 1997 and March
         31, 1996 (Unaudited).....................     5

         Notes to Financial Statements (Unaudited)     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...............................    11

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................    16

Item 2.  Changes in Securities....................    16

Item 3.  Defaults Upon Senior Securities..........    16

Item 4.  Submission of Matters to a Vote
         of Security Holders......................    16

Item 5.  Other Information........................    16

Item 6.  Exhibits and Reports on Form 8-K.........    16

         Signatures...............................    18

                       MURDOCK COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                                         March 31, 1997   December 31, 1996
                                                                                         --------------   -----------------
ASSETS
CURRENT ASSETS:
    Cash                                                                                 $       70,145    $      1,241,897
    Accounts receivable, net of allowance for doubtful accounts                               1,080,874             726,282
    AT&T commission receivable                                                                  250,000             500,000
    Current portion of lease receivable, net of unearned portion                                 13,381              12,378
    Inventory                                                                                    55,461              51,091
    Prepaid expenses                                                                            164,879             167,261
    Deposit                                                                                     150,000                 -
                                                                                         --------------    ----------------
            Total current assets                                                              1,784,740           2,698,909
                                                                                         --------------    ----------------

PROPERTY AND EQUIPMENT:
    Land and building                                                                           455,463             432,472
    Telecommunications equipment                                                              7,139,668           7,490,209
    Furniture and equipment                                                                     264,395             242,168
    Vehicles                                                                                     27,843              27,843
                                                                                         --------------    ----------------
                                                                                              7,887,369           8,192,692
    Accumulated depreciation and amortization                                                (6,378,547)         (6,234,203)
                                                                                         --------------    ----------------
                                                                                              1,508,822           1,958,489
    Telecommunications equipment under capital lease, net of accumulated amortization         1,603,055           1,845,437
                                                                                         --------------    ----------------
        Property and equipment, net                                                           3,111,877           3,803,926
                                                                                         --------------    ----------------

OTHER ASSETS:
    Lease receivable, less current portion and net of unearned portion                           87,606              91,352
    Deposits                                                                                     16,589              16,509
    Investment in joint venture                                                                 387,207                 -
    Cost of purchased equipment location contracts, net of accumulated amortization             656,169             626,723
    Technology license from a related party, net of accumulated amortization                    216,667             241,667
                                                                                         --------------    ----------------
            Total other assets                                                                1,364,238             976,251
                                                                                         --------------    ----------------
            Total                                                                        $    6,260,855    $      7,479,086
                                                                                         ==============    ================

LIABILITIES, REDEEMABLE SECURITIES AND COMMON SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Notes payable                                                                        $      150,000    $            -
    Accounts payable                                                                            343,791             530,482
    Accrued expenses                                                                            679,091             537,962
    Current portion of capital lease obligations principally with a related party             1,003,868             895,526
    Current portion of long-term debt with related parties                                      150,455             133,541
    Current portion of long-term debt, others                                                    15,542              15,217
                                                                                         --------------    ----------------
         Total current liabilities                                                            2,342,747           2,112,728


LONG-TERM LIABILITIES:
    Capital lease obligations principally with a related party, less current portion          2,419,637           2,608,952
    Long-term debt with a related party                                                       1,174,096           1,206,117
    Long-term debt, others, less current portion                                                274,348             278,358
    Deferred income                                                                              77,962              73,875
                                                                                         --------------    ----------------
            Total liabilities                                                                 6,288,790           6,280,030
                                                                                         --------------    ----------------

REDEEMABLE SECURITIES:
    10% Series A Redeemable Preferred Stock, no par or stated value
         Authorized:   45,000 shares
         Issued and outstanding:  200                                                            24,990              24,480
                                                                                         --------------    ----------------


COMMON SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, no par or stated value
         Authorized:  7,500,000 shares
         Issued and outstanding:  4,152,494 shares                                           10,820,898          10,820,898
    Common stock warrants
         Authorized 45,000 detachable warrants
         Authorized - 920,000 detachable warrants
         Issued and outstanding:  883,089                                                        13,336              13,336
    Additional paid-in capital                                                                  224,000             224,000
    Accumulated deficit                                                                     (11,111,159)         (9,883,658)
                                                                                         --------------    ----------------
            Total common shareholders' equity (deficit)                                         (52,925)          1,174,576
                                                                                         --------------    ----------------
            Total                                                                        $    6,260,855    $      7,479,086
                                                                                         ==============    ================



                      See notes to financial Statements

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       Three Months        Three Months
                                                                           Ended               Ended
                                                                       March 31, 1997      March 31, 1996
                                                                       --------------      --------------
REVENUES:
    Call processing revenues                                           $ 1,561,696           $ 1,439,898
    AT&T commissions                                                           -                     -
    Sales and rental of equipment                                           94,504                15,535
    Recognition of gains deferred from equipment sales
      with a related party                                                  13,724                35,774
    Other income                                                            24,818                17,730
                                                                       -----------           -----------
      Total revenues                                                     1,694,742             1,508,937
                                                                       -----------           -----------

COST OF SALES:
    Call processing                                                      1,294,791               939,056
    Equipment inventory and rentals                                         78,457                 7,970
                                                                       -----------           -----------
      Total cost of sales                                                1,373,248               947,026
                                                                       -----------           -----------

GROSS OPERATING PROFIT                                                     321,494               561,911

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                               (771,121)             (590,145)
DEPRECIATION AND AMORTIZATION EXPENSE                                     (505,381)             (526,264)
SHARE OF LOSS FROM JOINT VENTURE                                           (83,214)                  -
                                                                       -----------           -----------

OPERATING LOSS                                                          (1,038,222)             (554,498)

INTEREST EXPENSE                                                          (184,044)             (275,061)
                                                                       -----------           -----------

LOSS BEFORE INCOME TAXES                                                (1,222,266)             (829,559)

INCOME TAXES                                                                (4,726)               (4,428)
                                                                       -----------           -----------

NET LOSS                                                               $(1,226,992)          $  (833,987)
                                                                       ===========           ===========

PRO FORMA NET LOSS                                                     $(1,226,992)          $  (827,219)
                                                                       ===========           ===========

PRO FORMA NET LOSS PER COMMON SHARE                                    $     (0.30)          $     (0.71)
                                                                       ===========           ===========
PRO FORMA WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                   4,152,494             1,168,986
                                                                       ===========           ===========


                      See notes to financial statements

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Three Months         Three Months
                                                               Ended                 Ended
                                                            March 31, 1997        March 31, 1996
                                                            --------------        -------------
OPERATING ACTIVITIES:
Net loss                                                    $   (1,226,992)       $    (833,987)
Adjustments to reconcile net loss
   to net cash flows from operating activities:
   Depreciation and amortization                                   530,380              560,923
   Noncash interest expense                                         11,218               29,002
   Noncash consulting expense                                       16,667                  -
   Recognition of deferred income                                  (13,724)             (35,774)
   Share of loss from joint venture                                 83,214                  -
   Changes in operating assets and liabilities:
    Receivables                                                    (93,732)             445,085
    Inventory                                                       (4,370)               5,400
    Prepaid expenses                                               (14,285)             (77,609)
    Accounts payable                                              (186,691)             (36,606)
    Accrued expenses                                               141,129              198,871
    Deferred income                                                  9,694               12,554
                                                            --------------        -------------
         Net cash flows from operating activities                 (747,492)             267,859
                                                            --------------        -------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                (56,277)             (93,434)
Payments for site acquisition                                     (136,047)             (92,401)
Investment in joint venture                                       (120,874)                 -
Deposits                                                          (150,080)                (487)
                                                            --------------        -------------
  Net cash flows from investing activities                        (463,278)            (186,322)
                                                            --------------        -------------

FINANCING ACTIVITIES:
Borrowings on note payable                                         150,000                  -
Payments on notes payable                                              -               (225,000)
Borrowings on capital lease obligations                             25,169              105,876
Payments on capital lease obligations                             (109,568)             (86,410)
Borrowings of long-term debt with related parties                      -                  6,768
Payments on long-term debt, related party                          (22,899)             (15,000)
Payments on long-term debt, others                                  (3,684)              (3,385)
                                                            --------------        -------------
     Net cash flows from financing activities                       39,018             (217,151)
                                                            --------------        -------------

NET DECREASE IN CASH                                            (1,171,752)            (135,614)

CASH AT BEGINNING OF PERIOD                                      1,241,897              159,007
                                                            --------------        -------------
CASH AT END OF PERIOD                                       $       70,145        $      23,393
                                                            ==============        =============
SUPPLEMENTAL DISCLOSURES:
Noncash contribution of property to joint venture           $      349,547        $         -
Cash paid during the period for interest                           173,863              140,091
Cash paid during the period for income taxes                         4,726                4,428


                      See notes to financial statements

                       MURDOCK COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Unaudited Financial Statements

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position and results of operation of Murdock Communications Corporation for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB, Commission File # 000-21463 as filed with the Securities and Exchange Commission on March 31, 1997.

Pro Forma Per Share Information

     Due to the conversion of the 10% Series A Redeemable Preferred Stock and related Common Stock warrants and of certain shareholder notes upon closing of the Company's initial public offering, historical per share information is not considered relevant. The Company's 1996 pro forma net loss per common share is based on the weighted average number of common shares outstanding during the periods presented and the shares issued upon the conversion of the 10% Series A Redeemable Preferred Stock and related Common Stock warrants and of certain shareholder notes. Equivalent shares in the form of stock options and other warrants are excluded from the calculations during loss periods since they are antidilutive.

Debt

     In March 1997, the Company borrowed $150,000 under a $250,000 revolving credit facility with a financial institution due in December 1997. Interest on the outstanding balance of the revolving credit facility is payable monthly at 2.0% over the prime rate.

Income Taxes

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.5 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2011. For the three months ended March 31, 1997, the Company had a pretax loss of $1.2 million. A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

     Certain restrictions under the Tax Reform Act of 1986, caused by a change in ownership resulting from the sales of common stock, limit the annual utilization of net operating loss carryforwards. The initial public offering of the Company's common stock resulted in such a change in ownership. The Company estimates that the post-change taxable income that may be offset with the pre-change net operating loss carryforward will be limited annually to approximately $600,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.

     The Company has recorded current income tax expense in the amount of approximately $4,700. This relates primarily to certain state income taxes.


Initial Public Offering

     On October 21, 1996, the Company completed an initial public offering of the Company's common stock and common stock warrants. The Company sold 800,000 units, comprised of two shares of common stock and one warrant to purchase common stock, at $10.01 per unit. The Company has received proceeds as follows:


Sale of 800,000 units                                            $8,008,000
Offering expenses                                                 1,481,629
                                                                 ----------
Net proceeds to Company                                          $6,526,371
                                                                 ==========

Equity

     The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. At March 31, 1997, the Company had a total common shareholders' deficit of approximately $53,000. The current listing criteria for the Nasdaq SmallCap Market requires shareholders' equity of at least $1.0 million. Subsequent to the end of the quarter, the Company negotiated the conversion of notes payable held by Berthel, Fisher & Company, Inc. and its affiliates ("Berthel"), with a face value of $1.7 million and a book value of approximately $1.3 million into 465,265 shares of the Company's common stock. Additionally, the Company has agreed to issue up to 187,067 in "adjustment shares" to Berthel should the lowest average closing trading price of the shares for any 30 day period during the 90 days after the shares become registered fall below $4.00 per share. These "adjustment shares" would be issued on a prorata basis with the maximum being issued if the aforementioned average closing price decreases to $2.50 per share or less. This transaction will increase equity by approximately $1.3 million. The Company also anticipates issuing additional equity securities through either a public or private offering in 1997. Although there can be no assurance such equity offering will be completed as planned, the Company believes that these transactions should enable the Company to meet the Nasdaq listing requirement and provide sufficient capital to meet its cash flow needs for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" below.

WorldQuest

     On January 7, 1997, the Company paid a $150,000 refundable security deposit for a technology license, related to international faxing over the Internet, to WorldQuest Network Services, Inc., a company managed by a member of the Company's Board of Directors. The right to execute the agreement expired March 31, 1997. Until refund of the deposit, the deposit will accrue interest at 12%. The Company has decided not to proceed with the license and the Company expects that the deposit will be refunded in the second quarter of 1997.

Link*Star

     On January 31, 1997, the Company entered into a joint venture agreement with an unrelated third party to form a limited liability company, Link*Star, LLC. The Company has contributed interactive voice response ("IVR") platforms and other assets with a carrying value of $456,904 in exchange for a 50% ownership interest and a preferential distribution of $496,934. The other party contributed $209,970 in cash in exchange for a 50% ownership interest. The limited liability company will provide consumer telecommunications services related to the IVR platforms.

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

Contingencies

     The Company received a notice and demand dated September 20, 1996 (the "Demand") from the trustee for the Value-Added Communications Litigation Trust, as successor-in-interest to the bankruptcy estate of Value-Added Communications, Inc. (collectively, "VAC"), relating to revenues received by the Company for providing telecommunications services to the hotels managed by Larken, Inc., a related party. The Demand alleges that all revenues received by the Company for providing telecommunications services to the Larken, Inc. managed hotels constitute avoidable transfers under the federal Bankruptcy Code and demands payment to VAC of all such amounts. The amount of revenues subject to the Demand is not specified. The Company generated revenues of $1,316,571 and $1,458,805 for the years ended December 31, 1996 and 1995, respectively, in connection with such telecommunications services. The Company believes that the Demand is without merit, that it has meritorious defenses to VAC's allegations as set forth in the Demand and that a loss with respect to this matter is not probable, primarily because the Company's agreements to provide telecommunications services to Larken, Inc. were made by the Company in good faith, for value and without knowledge as to the alleged avoidable nature of such agreements. In addition, Larken, Inc. and its 50% owner (a minority shareholder), have acknowledged that the VAC matter is covered by an indemnification agreement and the minority shareholder's guarantee, and that such indemnification agreement with Larken, Inc. will cover any losses, costs or expenses incurred by the Company in connection with this threatened claim. Pursuant to the indemnification agreement, Larken, Inc. has assumed the defense of the VAC claims. VAC's attorney sent a second threatening letter, but has not yet filed a lawsuit. Nonetheless, such a lawsuit could be filed at any time. Pursuant to the indemnification agreement, Larken, Inc. will defend any such lawsuit and indemnify the Company for any costs, damages or expenses relating to the lawsuit, including attorney's fees. The indemnification agreement requires Larken, Inc. to keep the Company informed regarding the status of the litigation, if any. The Company intends to actively monitor this matter, and any litigation that might be commenced, to be sure that the Company's interests are being adequately represented by Larken, Inc. and the attorneys retained by Larken, Inc. on the Company's behalf pursuant to the indemnification agreement. The Company has not made an independent investigation of the minority shareholder's financial position or net worth, although the minority shareholder has previously represented to the Company that he is an accredited investor as defined in Regulation D under the Securities Exchange Act, with net worth in excess of $1 million. The outcome of this matter cannot presently be determined and no assurance can be given that the Company will not incur liability or expenses in connection with the allegations contained in the Demand. Also, no assurance can be given that either Larken, Inc. or the minority shareholder will have sufficient assets to meet their respective obligations in the event that the Company incurs liability pursuant to this matter. No provision for any loss that may result upon the resolution of this matter has been made in the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere within.


RESULTS OF OPERATIONS

Three Months ending March 31, 1997 and 1996

The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Revenues                                                      100%       100%
Cost of sales                                                  80%        63%
Selling, general and administrative                            46%        39%
Depreciation and amortization                                  30%        35%
                                                          --------   --------
Total operating expenses                                      156%       137%
Share of loss from joint venture                                5%         0%
                                                          --------   --------
Operating loss                                                (61%)      (37%)
Interest expense                                               11%        18%
Income taxes                                                    0%         0%
                                                          --------   --------
Net loss                                                      (72%)      (55%)
                                                          ========   ========

REVENUES. Call processing revenues increased to $1.6 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996, representing an increase of $.2 million, or 14%. This increase was primarily caused by the increase in revenues derived from the Lodging Partnership program with AT&T. Calling commissions from AT&T increased to $861,000 for the three months ended March 31, 1997 from $670,000 for the three months ended March 31, 1996, an increase of $191,000 or 28%. This increase was caused primarily by an increase in the number of rooms enrolled in the Lodging Partnership program and an increase in commissions paid per call. Monthly bonuses from AT&T remained constant at $280,000 for the three months ended March 31, 1997 and 1996. OSP revenues decreased to $212,000 for the three months ended March 31, 1997, from $273,000 for the three months ended March 31, 1996, representing a decrease of $61,000 or 22%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. One-plus revenues decreased to $184,000 for the three months ended March 31, 1997 from $217,000 for the three months ended March 31, 1996, representing a decrease of $33,000 or 15%. The decrease was attributable to a decrease in the number of hotel or motel properties provided one-plus services from 27 to 21, resulting from a reduction in the number of properties owned by Larken, the hotel management company that purchases the Company's one-plus services.

The Company believes that the movement of its hotel and motel customers from the Company's OSP program to the Lodging Partnership program will provide more consistent recurring revenues over a longer period of time. However, the Company's experience with the new payment criteria is limited, and no assurance can be given that the Company will be able to successfully replace nonrecurring signing bonuses with revenues derived from monthly bonuses based on call volume. Furthermore, the Company to date has not been profitable during its transition from its OSP program to the Lodging Partnership program and no assurance can be given that this business will become profitable.

     The Company provided services to a total of 109,000 hotel and motel rooms as of March 31, 1997, as compared to 90,000 hotel and motel rooms as of March 31, 1996.

     Equipment sales and rentals generated a net profit of $16,000 for the three months ended March 31, 1997, and a net profit of $8,000 for the three months ended March 31, 1996, for an increase of $8,000 or 100%.

     COST OF SALES. Cost of sales for call processing increased to $1.3 million for the three months ended March 31, 1997, from $.9 million for the three months ended March 31, 1996, an increase of $400,000 or 44%. This increase was primarily due to an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership program. Commissions paid to hotels and motels increased to $1.0 million for the three months ended March 31, 1997, from $.7 million for the three months ended March 31, 1996, and increased as a percent of revenues to 59% for the three months ended March 31, 1997, from 47% for the three months ended March 31, 1996. Commissions paid to certain hotels and motels which were transferred to the Lodging Partnership program from the Company's OSP program are based on historical gross profits derived with respect to that property regardless of whether services are provided through the Company's OSP program or the Lodging Partnership program. The commission expense paid to these certain hotels and motels was approximately $90,000 more than if these properties were paid under a typical Lodging Partnership program. The Company intends to enter into discussions to renegotiate these agreements during the second quarter of 1997. Costs of transmission associated with providing OSP and one-plus services decreased to $148,000 for the three months ended March 31, 1997, from $184,000 for the three months ended March 31, 1996, for a decrease of $36,000 or 20%. The cost of providing platform services to access phones was $59,000 for the three months ended March 31, 1997, and $0 for the three months ended March 31, 1996.

     GROSS OPERATING PROFIT. Gross operating profit decreased to $321,000 for the three months ended March 31, 1997, from $562,000 for the three months ended March 31, 1996, representing a decrease of $241,000 or 43%. This decrease was primarily due to the higher commissions of approximately $90,000 paid to certain hotels and motels described above and the lower margins derived from rooms in the Lodging Partnership program of approximately $150,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased to $771,000 for the three months ended March 31, 1997, from $590,000 for the three months ended March 30, 1995, an increase of $181,000 or 31%. This increase is due primarily to normal increases in salary and the addition of four full-time employees, increases in professional fees, and increases in travel expenses associated with increased sales. Selling, general and administrative expenses include expenses incurred as the Company expands its customer base. Adding new customers to the Company's base generally requires up-front selling expenses and equipment installation expenses which may vary significantly depending on the customer.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $505,000 for the three months ended March 31, 1997 from $526,000 for the three months ended March 31, 1996.

     INTEREST EXPENSE. Interest expense decreased to $184,000 for the three months ended March 31, 1997, from $275,000 for the three months ended March 31, 1996, a decrease of $91,000 or 33%. The decrease is attributable to the decrease in outstanding debt instruments, primarily $2.2 million in capital lease obligations repaid in October of 1996 with proceeds from the Company's initial public offering.

     EQUITY. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. At March 31, 1997, the Company had a total common shareholders' deficit of approximately $53,000. The current listing criteria for the Nasdaq SmallCap Market requires shareholders' equity of at least $1.0 million. Subsequent to the end of the quarter, the Company negotiated the conversion of notes payable held by Berthel with a face value of $1.7 million and a book value of approximately $1.3 million into 465,265 shares of the Company's common stock. Additionally, the Company has agreed to issue up to 187,067 in "adjustment shares" to Berthel should the lowest average closing trading price of the shares for any 30 day period during the 90 days after the shares become registered fall below $4.00 per share. These "adjustment shares" would be issued on a prorata basis with the maximum being issued if the aforementioned average closing price decreases to $2.50 per share or less. This transaction will increase equity by approximately $1.3 million. The Company also anticipates issuing additional equity securities through either a public or private offering in 1997. Although there can be no assurance such equity offering will be completed as planned, the Company believes that these transactions should enable the Company to meet the Nasdaq listing requirement and provide sufficient capital to meet its cash flow needs for the foreseeable future. See "Forward-Looking Statements" below.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company's current liabilities of $2.3 million exceeded current assets of $1.8 million resulting in a working capital deficit of $.5 million. During the three month period ended March 31, 1997, the Company used $747,000 in cash for operating activities, and used $463,000 in cash for investing activities, primarily for site acquisitions and deposits. The Company received proceeds from new debt and capital lease financing of $175,000 and repaid long-term debt and payments on capital lease obligations of $136,000, resulting in a decrease in available cash of $1.2 million for the three months ended March 31, 1997.

     The Company's principal sources of capital to date have been cash flow from operations, private and public offerings of debt and equity securities and lease financing arrangements with Berthel, Fisher & Company, Inc., and certain of its affiliates, ("Berthel") to purchase telecommunications equipment. The total amount of lease financing with Berthel at March 31, 1997 was $3.4 million. The Company currently makes monthly lease payments of approximately $83,000 in the aggregate pursuant to these lease financing arrangements. Berthel also holds a 48 month $750,000 term note, collateralized by certain equipment and contracts owned by the Company, which is part of the indebtedness that Berthel has agreed to convert into 465,265 shares of the Company's common stock. See "Equity" above.

     The Company has $250,000 available under a revolving credit facility ending December 1, 1997. As of March 31, 1997, the Company had borrowed $150,000 under this facility.

     The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. The Company intends to sell equity securities in 1997 through either a private or public offering. The Company believes the proceeds from this offering, together with anticipated funds from operations, will be sufficient to meet its cash needs for the foreseeable future. However, no assurance can be given that the Company will be able to raise adequate funds through public or private equity financings to meet the Company's cash needs on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward-Looking Statements."


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

Item 2.      Changes in Securities.

      There have been no changes in the status of the securities of the Company during the first quarter of 1997. In January, 1997, the Company issued a warrant to purchase up to 50,000 shares of the Company's common stock to Blalock & Company ("Blalock") with an exercise price of $2.50 per share. The warrant was issued pursuant to a consulting agreement dated December 20, 1996, between the Company and Blalock providing for advisory services by Blalock to the Company. The Company has assigned a fair value of $100,000 to the warrant. The warrant was issued in reliance upon exemption from registration provided by section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities.

    Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders.

    None in the first quarter of 1997.

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

             3.2 Amended and Restated By-Laws of the Company

             27 Financial Data Schedule

                 Reports on Form 8-K:  The Company filed a report on Form 8-K
                 on March 26,   1997, with respect to the formation of the
                 Link*Star LLC joint venture.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of May, 1997.

                                     MURDOCK COMMUNICATIONS CORPORATION

                                     BY    /s/ Guy O. Murdock
                                           -----------------------------------
                                           Guy O. Murdock, Chairman of the
                                           Board (Principal Executive Officer)

                                     BY    /s/ David F. Schultz
                                           -----------------------------------
                                           David F. Schultz, Chief Financial
                                                 Officer and Secretary