Form 10QSB
period 1997-06-30
MURDOCK COMMUNICATIONS CORP
filed 1997-08-12
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                    OR

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
                                          Yes  X    No
                                             -----    -----

On July 31, 1997, there were outstanding 4,624,064 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):
                                          Yes       No  X
                                             -----    -----

                       MURDOCK COMMUNICATIONS CORPORATION

                                  FORM 10-QSB

                                 June 30, 1997

                                     INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page

Item 1.  Balance Sheets as of June 30, 1997 and December 31, 1996
         (Unaudited).....................................................     3

         Statements of Operations for the Three Months Ended June 30,
         1997 and June 30, 1996 and the Six Months Ended June 30, 1997
         and June 30, 1996 (Unaudited)...................................     4

         Statements of Cash Flows for the Six Months Ended June 30, 1997
         and June 30, 1996 (Unaudited)...................................     5

         Notes to Financial Statements (Unaudited).......................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    10


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    16

Item 2.  Changes in Securities...........................................    16

Item 3.  Defaults Upon Senior Securities.................................    16

Item 4.  Submission of Matters to a Vote of Security Holders.............    16

Item 5.  Other Information...............................................    17

Item 6.  Exhibits and Reports on Form 8-K................................    17

         Signatures......................................................    18


                      MURDOCK COMMUNICATIONS CORPORATION
                                BALANCE SHEETS
                                 (UNAUDITED)


                                                                                   June 30, 1997             December 31, 1996
                                                                                 -----------------           -----------------
ASSETS
CURRENT ASSETS:
     Cash                                                                          $             -             $     1,241,897
     Accounts receivable, net of allowance for doubtful accounts                         1,108,899                     726,282
     AT&T commission receivable                                                                  -                     500,000
     Current portion of lease receivable, net of unearned portion                           14,465                      12,378
     Inventory                                                                              93,884                      51,091
     Prepaid expenses                                                                      198,419                     167,261
     Deposit                                                                               150,000                           -
                                                                                 -----------------           -----------------
         Total current assets                                                            1,565,667                   2,698,909
                                                                                 -----------------           -----------------
PROPERTY AND EQUIPMENT:
     Land and building                                                                     463,693                     432,472
     Telecommunications equipment                                                        7,142,643                   7,490,209
     Furniture and equipment                                                               294,355                     242,168
     Vehicles                                                                               27,843                      27,843
                                                                                 -----------------           -----------------
                                                                                         7,928,534                   8,192,692
     Accumulated depreciation and amortization                                          (6,530,911)                 (6,234,203)
                                                                                 -----------------           -----------------
                                                                                         1,397,623                   1,958,489
     Telecommunications equipment under capital lease, net of                            1,360,673                   1,845,437
       accumulated amortization
                                                                                 -----------------           -----------------
         Property and equipment, net                                                     2,758,296                   3,803,926
                                                                                 -----------------           -----------------
OTHER ASSETS:
     Lease receivable, less current and unearned portions                                   83,557                      91,352
     Deposits                                                                               17,151                      16,509
     Investment in joint venture                                                           403,456                           -
     Software development costs                                                             87,733                           -
     Cost of purchased equipment location contracts, net of                                658,785                     626,723
     accumulated amortization
     Technology license from a related party, net of accumulated                           191,667                     241,667
       amortization
                                                                                 -----------------           -----------------
         Total other assets                                                              1,442,349                     976,251
                                                                                 -----------------           -----------------
         Total                                                                     $     5,766,312             $     7,479,086
                                                                                 =================           =================
LIABILITIES, REDEEMABLE SECURITIES AND COMMON SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                 $       450,000             $             -
     Outstanding checks in excess of cash balances                                         115,575                           -
     Accounts payable                                                                      819,257                     530,482
     Accrued expenses                                                                      695,518                     537,962
     Current portion of capital lease obligations principally                            1,261,058                     895,526
     with a related party
     Current portion of long-term debt with related parties                                      -                     133,541
     Current portion of long-term debt, others                                              15,875                      15,217
                                                                                 -----------------           -----------------
         Total current liabilities                                                       3,357,283                   2,112,728

LONG-TERM LIABILITIES:
     Capital lease obligations principally with a related party,                         1,992,558                   2,608,952
     less current portion
     Long-term debt with a related party                                                         -                   1,206,117
     Long-term debt, others, less current portion                                          270,252                     278,358
     Deferred income                                                                        62,661                      73,875
                                                                                 -----------------           -----------------
         Total liabilities                                                               5,682,754                   6,280,030
                                                                                 -----------------           -----------------
REDEEMABLE SECURITIES:
     10% Series A Redeemable Preferred Stock, no par or stated value
       Authorized:   45,000 shares
       Issued and outstanding: None at June 30, 1997;
       200 at on December 31, 1996                                                              -                      24,480
                                                                                 -----------------           -----------------
COMMON SHAREHOLDERS' EQUITY:
     Common stock, no par or stated value
       Authorized:  20,000,000 shares
       Issued and outstanding:  4,624,064 shares at June 30, 1997;
         4,152,494 shares at December 31, 1996                                          12,165,708                  10,820,898
     Common stock warrants
       Authorized - 920,000 detachable warrants
       Issued and outstanding:  880,000                                                      8,400                      13,336
     Additional paid-in capital                                                            234,000                     224,000
     Accumulated deficit                                                               (12,324,550)                 (9,883,658)
                                                                                 -----------------           -----------------
         Total common shareholders' equity                                                  83,558                   1,174,576
                                                                                 -----------------           -----------------
         Total                                                                     $     5,766,312             $     7,479,086
                                                                                 =================           =================

                       See notes to financial statements

                      MURDOCK COMMUNICATIONS CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        Three Months Ended                         Six Months Ended
                                                June 30, 1997        June 30, 1996         June 30, 1997      June 30, 1996
                                               ---------------      ---------------       ---------------    ---------------

REVENUES:
  Call processing revenues                      $    1,779,853       $    1,610,034       $   3,341,549       $    3,049,932
  AT&T commissions                                           -            1,000,000                   -            1,000,000
  Sales and rental of equipment                        184,052                1,684             278,556               17,219
  Recognition of gains deferred from equipment
    sales with a related party                          13,503               36,627              27,227               72,401
  Other income                                          17,145               11,998              41,963               29,728
                                               ---------------      ---------------     ---------------      ---------------
    Total revenues                                   1,994,553            2,660,343           3,689,295            4,169,280
                                               ---------------      ---------------     ---------------      ---------------
COST OF SALES:
  Call processing                                    1,408,846            1,212,614           2,703,637            2,201,670
  Equipment inventory and rentals                      125,036                  421             203,493                8,391
                                               ---------------      ---------------     ---------------      ---------------
    Total cost of sales                              1,533,882            1,213,035           2,907,130            2,210,061
                                               ---------------      ---------------     ---------------      ---------------
GROSS OPERATING PROFIT                                 460,671            1,447,308             782,165            1,959,219

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE           (847,507)            (636,134)         (1,618,628)          (1,226,279)
DEPRECIATION AND AMORTIZATION EXPENSE                 (544,337)            (526,264)         (1,049,718)          (1,052,528)
SHARE OF LOSS FROM JOINT VENTURE                      (116,921)                   -            (200,136)                   -
                                               ---------------      ---------------     ---------------      ---------------

OPERATING INCOME (LOSS)                             (1,048,094)             284,910          (2,086,317)            (319,588)

INTEREST EXPENSE                                      (165,636)            (381,102)           (349,680)            (606,163)
                                               ---------------      ---------------     ---------------      ---------------
LOSS BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                                  (1,213,730)             (96,192)         (2,435,997)            (925,751)

INCOME TAXES                                                 -               (2,807)             (4,726)              (7,235)
                                               ---------------      ---------------     ---------------      ---------------
LOSS BEFORE EXTRAORDINARY ITEM                      (1,213,730)             (98,999)         (2,440,723)            (932,986)
EXTRAORDINARY ITEM - GAIN FROM RELATED
 PARTY RESTRUCTURING                                         -            1,084,314                   -            1,084,314
                                               ---------------      ---------------     ---------------      ---------------
NET INCOME (LOSS)                               $   (1,213,730)      $      985,315       $  (2,440,723)      $      151,328
                                               ===============      ===============     ===============      ===============
PRO FORMA NET INCOME (LOSS)                     $   (1,213,730)      $      997,889       $  (2,440,723)      $      170,670
                                               ===============      ===============     ===============      ===============
PRO FORMA NET INCOME (LOSS) PER COMMON SHARE
   Loss before extraordinary item               $        (0.28)      $        (0.04)      $       (0.58)      $        (0.37)
   Extraordinary item                                        -                 0.40                   -                 0.44
                                               ---------------      ---------------     ---------------      ---------------
   Net income (loss)                            $        (0.28)      $         0.36       $       (0.58)      $         0.07
                                               ===============      ===============     ===============      ===============
PRO FORMA WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                 4,309,684            2,487,349           4,231,089            2,487,349
                                               ===============      ===============     ===============      ===============


                      See notes to financial statements

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Six Months        Six Months
                                                                    Ended             Ended
                                                                June 30, 1997      June 30, 1996
                                                                -------------      -------------
OPERATING ACTIVITIES:
Net income (loss)                                                $(2,440,723)       $  151,328
Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
    Extraordinary gain on related party restructuring                    -          (1,084,314)
    Depreciation and amortization                                  1,099,716         1,158,968
    Noncash interest expense                                          43,106            54,136
    Noncash compensation expense                                      43,333               -
    Recognition of deferred income                                   (27,227)          (72,401)
    Share of loss from joint venture                                 200,136               -
    Changes in operating assets and liabilities:
      Receivables                                                    123,091          (611,660)
      Inventory                                                      (42,793)          (56,236)
      Prepaid expenses                                               (64,158)          (69,907)
      Outstanding checks in excess of cash balance                   115,575           389,663
      Accounts payable                                               288,776           (50,388)
      Accrued expenses                                               157,556           403,164
      Deferred income                                                 16,013            36,165
                                                                 -----------        ----------
        Net cash flows from operating activities                    (487,599)          248,518
                                                                 -----------        ----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (97,442)         (121,491)
Purchase of equipment leased to others under direct financing            -            (108,614)
Payments for site acquisition costs                                 (288,255)              -
Investment in joint venture                                         (254,045)              -
Software development costs                                           (87,733)
Deposits                                                            (150,642)           (3,542)
                                                                 -----------        ----------
  Net cash flows from investing activities                          (878,117)         (233,647)
                                                                 -----------        ----------

FINANCING ACTIVITIES:
Borrowings on note payable                                           600,000           700,000
Payments on notes payable                                           (150,000)         (925,000)
Borrowings on capital lease obligations                               25,169           405,799
Payments on capital lease obligations                               (288,787)         (177,995)
Borrowings of long-term debt with related parties                        -             135,160
Payments on long-term debt, with related parties                     (34,571)         (280,000)
Payments on long-term debt, others                                    (7,446)           (6,842)
Payment of underwriter and offering expenses                             -             (25,000)
Proceeds from excercise of common stock warrants                       5,600               -
Repurchase of 10% Series A Redeemable Preferred Stock
  and detachable common stock warrants                               (26,146)              -
                                                                 -----------        ----------
   Net cash flows from financing activities                          123,819          (173,878)
                                                                 -----------        ----------

NET DECREASE IN CASH                                              (1,241,897)         (159,007)

CASH AT BEGINNING OF PERIOD                                        1,241,897           159,007
                                                                 -----------        ----------
CASH AT END OF PERIOD                                            $       -           $     -
                                                                 ===========        ==========

SUPPLEMENTAL DISCLOSURES:
Noncash contribution of property to joint venture                $   349,547         $     -
Conversion of related party notes payable to common stock          1,334,274               -
Cash paid during the period for interest                             320,091            82,413
Cash paid during the period for income taxes                           4,726             7,235


                       See notes to financial statements

                       MURDOCK COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, results of operations and cash flows of Murdock Communications Corporation for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB, Commission File # 000-21463 as filed with the Securities and Exchange Commission on March 31, 1997.

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

Software Development Costs

Software development costs for products and significant product enhancements incurred subsequent to the establishment of their technological feasibility and prior to their general release to customers are capitalized. The ultimate recovery of the costs is dependent on the Company's ability to successfully complete the products or enhancements under development and to achieve a level of market acceptance which will generate revenues and profits in amounts sufficient to permit such recovery. The Company evaluates the recoverability of capitalized software development costs by project on a periodic basis.

Software development costs incurred and capitalized for products and significant product enhancements for the six months ended June 30, 1997 were $87,733. The Company will begin amortizing the software development costs in the third quarter of 1997 when the product is released to customers. Capitalized software development costs are amortized using the straight-line method over five years.

Debt

In June 1997, the Company borrowed $250,000 under a $250,000 revolving credit facility with a financial institution due in December 1997. Interest on the outstanding balance of the revolving credit facility is payable monthly at 2.0% over the prime rate. Also in June 1997, the Company borrowed $200,000 under a $400,000 revolving credit facility with a financial institution due in March 1998. Interest on the outstanding balance accrues monthly at 2.0% over the prime rate.

Income Taxes

At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.5 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2011. For the six months ended June 30, 1997, the Company had a pretax loss of $2.4 million. A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

The Company has recorded current income tax expense in the amount of approximately $4,700 for the six months ended June 30, 1997. This relates primarily to certain state income taxes.

Initial Public Offering

On October 21, 1996, the Company completed an initial public offering of the Company's Common Stock and Common Stock warrants. The Company sold 800,000 units, comprised of two shares of Common Stock and one warrant to purchase Common Stock, at $10.01 per unit. The Company received proceeds as follows:


Sale of 800,000 units                                   $8,008,000
Offering expenses                                        1,481,629
                                                        ----------

Net proceeds to the Company                             $6,526,371
                                                        ==========


Equity

On April 16, 1997, the Board of Directors approved the award of 10,000 non-qualified stock options with an exercise price of $4.16 and immediate vesting for Directors whose terms ended on May 31, 1997. The Board of Directors also approved the award of 15,000 non-qualified stock options with an exercise price of $3.25 and immediate vesting for Directors beginning their one-year term on June 1, 1997. The Company recognized $10,000 of compensation expense related to the award of these options during the three months ended June 30, 1997.

In June 1997 Berthel, Fisher & Company, Inc. and certain of its affiliates ("Berthel"), converted note obligations with a face value of $1.7 million and a carrying value of approximately $1.3 million into 465,625 shares of the Company's Common Stock. Additionally, the Company has agreed to issue up to 187,067 in "adjustment shares" to Berthel should the lowest average closing trading price of the shares for any 30-day period during the 90 days after the shares become registered fall below $4.00 per share. The Company is required to register the shares by November 1, 1997. These "adjustment shares" would be issued on a prorata basis with the maximum being issued if the aforementioned average closing price decreases to $2.50 per share.

On July 2, 1997, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 7,500,000 to 20,000,000, eliminate the previously issued 10% Series A Redeemable Preferred Stock and authorize 1,000,000 shares of a new class of "blank check" preferred stock.

On August 1, 1997, the Company amended its Articles of Incorporation to authorize 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a stated value of $100, accrues dividends at 8% annually and is payable quarterly in cash or in Common Stock. The Convertible Preferred has no voting rights. The Convertible Preferred may also be converted into Common Stock , at the holder's option, at the conversion rate of $2.50 per share of Common Stock and is automatically converted into Common Stock three years after issuance. The Company has reserved 2,000,000 shares of Common Stock in connection with the authorization of the Convertible Preferred.

The Company's operating and investing activities used approximately $1.4 million of cash during the six months ended June 30, 1997. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. At June 30, 1997, the Company had total common shareholders' equity of approximately $0.1 million. The current listing criteria for the Nasdaq SmallCap Market requires shareholders' equity of at lease $1.0 million. The Company intends to offer up to $5.0 million of Convertible Preferred in a private placement during the third quarter of 1997. However, no assurance can be given that the Company will be able to raise adequate funds from this offering to meet the Company's cash needs or to increase the Company's equity to meet the Nasdaq listing criteria. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. In addition, if the Company is unable to meet the Nasdaq listing standards, the Common Stock of the Company could be subject to delisting. As a consequence of such delisting, holders of Common Stock would likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock.

Deposit

On January 7, 1997, the Company paid a $150,000 refundable security deposit for a technology license, related to international faxing over the Internet, to WorldQuest Network Services, Inc., a company managed by a member of the Company's Board of Directors. The right to execute the agreement expired March 31, 1997. Until refund of the deposit, the deposit will accrue interest at 12%. The Company has requested that the deposit be refunded in the third quarter of 1997.

Investment in Joint Venture

On January 31, 1997, the Company entered into a joint venture agreement with an unrelated third party to form a limited liability company, Guide*Star, LLC (formerly called Link*Star, LLC). The Company has contributed interactive voice response ("IVR") platforms and other assets with a carrying value of $0.5 million in exchange for a 50% ownership interest and a preferential distribution of $0.5 million. The other party contributed $0.2 million in cash in exchange for a 50% ownership interest. The joint venture will provide consumer telecommunications services related to the IVR platforms.

Under the agreement, cash shall be distributed first, in an amount equal to 95% of the net distributable cash to the Company until the preferential distribution is repaid and the remainder shall be distributed in accordance with the ownership interests.

At any time during the 90-day period immediately following the second, third and fourth anniversaries of the execution of the agreement, either party may purchase the other entity's ownership interest. The purchase price shall be the greater of $4.5 million plus the other entity's capital account or the balance of the other entity's capital account plus five times the sum of the joint venture's income before income taxes for the most recently completed fiscal year.

Contingencies

The Company received a notice and demand dated September 20, 1996 (the "Demand") from the trustee for the Value-Added Communications Litigation Trust, as successor-in-interest to the bankruptcy estate of Value-Added Communications, Inc. (collectively, "VAC"), relating to revenues received by the Company for providing telecommunications services to the hotels managed by Larken, Inc., a related party. The Demand alleges that all revenues received by the Company for providing telecommunications services to the Larken, Inc. managed hotels constitute avoidable transfers under the federal Bankruptcy Code and demands payment to VAC of all such amounts. The amount of revenues subject to the Demand is not specified. The Company generated revenues of $1.3 million and $1.5 million for the years ended December 31, 1996 and 1995, respectively, in connection with such telecommunications services. The Company believes that the Demand is without merit, that it has meritorious defenses to VAC's allegations as set forth in the Demand and that a loss with respect to this matter is not probable, primarily because the Company's agreements to provide telecommunications services to Larken, Inc. were made by the Company in good faith, for value and without knowledge as to the alleged avoidable nature of such agreements. In addition, Larken, Inc. and its 50% owner (a minority shareholder), have acknowledged that the VAC matter is covered by an indemnification agreement and the minority shareholder's guarantee, and that such indemnification agreement with Larken, Inc. will cover any losses, costs or expenses incurred by the Company in connection with this threatened claim. Pursuant to the indemnification agreement, Larken, Inc. has assumed the defense of the VAC claims. VAC's attorney sent a second threatening letter, but has not yet filed a lawsuit. Nonetheless, such a lawsuit could be filed at any time. Pursuant to the indemnification agreement, Larken, Inc. will defend any such lawsuit and indemnify the Company for any costs, damages or expenses relating to the lawsuit, including attorney's fees. The indemnification agreement requires Larken, Inc. to keep the Company informed regarding the status of the litigation, if any. The Company intends to actively monitor this matter, and any litigation that might be commenced, to be sure that the Company's interests are being adequately represented by

Larken, Inc. and the attorneys retained by Larken, Inc. on the Company's behalf pursuant to the indemnification agreement. The Company has not made an independent investigation of the minority shareholder's financial position or net worth, although the minority shareholder has previously represented to the Company that he is an accredited investor as defined in Regulation D under the Securities Exchange Act, with net worth in excess of $1 million. The outcome of this matter cannot presently be determined and no assurance can be given that the Company will not incur liability or expenses in connection with the allegations contained in the Demand. Also, no assurance can be given that either Larken, Inc. or the minority shareholder will have sufficient assets to meet their respective obligations in the event that the Company incurs liability pursuant to this matter. No provision for any loss that may result upon the resolution of this matter has been made in the financial statements.

Letter of Intent

On June 11, 1997, the Company entered into a nonbinding letter of intent to acquire Priority International Communications ("PIC") and PIC Resources Corporation ("PIC-R"), both based in Austin Texas (the "PIC Acquisition"). PIC-R is the majority owner of ATN Communications, Inc., a Mobile, Alabama based carrier company providing long distance services and live operator services to the hospitality, public payphone and private payphone industries. Revenues of PIC and PIC-R were approximately $5.3 million for the twelve months ended March 31, 1997 and total assets of PIC and PIC-R were $1.8 million at March 31, 1997. No assurance can be given that the Company will be able to reach a mutually acceptable definitive agreement with PIC and PIC-R, or that the acquisition will be completed, or, if the acquisition is completed, that the Company will be able to successfully integrate the operations of PIC and PIC-R with the Company's operations.

Reclassification

Certain amounts in the June 30, 1996 financial statements have been reclassified to conform to the June 30, 1997 financial statement presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere within.


Results of Operations

Three Months Ending June 30 , 1997 and 1996

The following table sets forth statements of operations items and the percentages that such items bear to revenues:



                                      Three Months Ended
                                           June 30,
                                     --------------------
                                       1997       1996
                                     ---------  ---------
Revenues                                  100%       100%
Cost of sales                              78%        45%
Selling, general and administrative        42%        24%
Depreciation and amortization              27%        20%
                                     ---------  ---------
Total operating expenses                  147%        89%
Share of loss from joint venture            6%         0%
                                     ---------  ---------
Operating income (loss)                  (53)%        11%
Interest expense                          (8)%      (14)%
Income taxes                                0%         0%
Extraordinary gain                          0%        40%
                                     ---------  ---------
Net income (loss)                        (61)%        37%
                                     =========  =========

REVENUES. Total revenues decreased to $2.0 million for the three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996, a decrease of $0.7 million, or 26%. Call processing revenues increased to $1.8 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996, representing an increase of $0.2 million, or 13%. This increase was primarily caused by the increase in revenues derived from the Lodging Partnership program with AT&T. Calling commissions from AT&T increased to $0.9 million for the three months ended June 30, 1997 from $0.7 million for the three months ended June 30, 1996, an increase of $0.2 million or 29%. This increase was caused primarily by an increase in the number of rooms enrolled in the Lodging Partnership program and an increase in commissions paid per call. Monthly bonuses from AT&T increased to $0.4 million for the three months ended June 30, 1997 from $0.3 million for the three months ended June 30, 1996. OSP revenues decreased to $0.3 million for the three months ended June 30, 1997, from $0.4 million for the three months ended June 30, 1996, representing a decrease of $0.1 million or 25%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. One-plus revenues remained constant at $0.2 million for the three months ended June 30, 1997 and 1996. In June 1996, the Company earned a single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996.

The Company provided services to a total of 122,000 hotel and motel rooms as of June 30, 1997, as compared to 109,000 hotel and motel rooms as of March 31, 1997.

Equipment sales and rentals generated a net profit of $59,000 for the three months ended June 30, 1997, and a net profit of $1,000 for the three months ended June 30, 1996, for an increase of $58,000.

COST OF SALES. Cost of sales for call processing increased to $1.4 million for the three months ended June 30, 1997, from $1.2 million for the three months ended June 30, 1996, an increase of $0.2 million or 17%. This increase was primarily due to an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership program. Commissions paid to hotels and motels increased to $1.2 million for the three months ended June 30, 1997, from $1.0 million for the three months ended June 30, 1996. The increase in commissions paid to hotels and motels is due to the increase in commissions received under the Lodging Partnership program with AT&T. Commissions paid to hotels and motels as a percentage of recurring revenue increased to 67% for the three months ended June 30, 1997 from 63% for the three months ended June 30, 1996. Costs of transmission associated with providing OSP and one-plus services decreased to $0.2 million for the three months ended June 30, 1997, from $0.3 million for the three months ended June 30, 1996, for a decrease of $0.1 million or 33%.

GROSS OPERATING PROFIT. Gross operating profit decreased to $0.5 million for the three months ended June 30, 1997, from $1.4 million for the three months ended June 30, 1996, representing a decrease of $0.9 million or 64%. This decrease was primarily due to the single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996. No such bonuses were available to the Company for the three months ended June 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, increased to $0.8 million for the three months ended June 30, 1997, from $0.6 million for the three months ended June 30, 1996 an increase of $0.2 million or 33%. This increase is due primarily to normal increases in salary and the addition of 6 full time employees, increases in professional fees, and increases in travel and other selling expenses associated with increased sales.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization remained constant at $0.5 million for the three months ended June 30, 1997 and 1996.

SHARE OF NET LOSS FROM JOINT VENTURE. The Company's share of the net loss of Guide*Star, LLC, was $0.1 million for the three months ended June 30, 1997. The Company entered into the Guide*Star joint venture during the first quarter of 1997. The loss relates to initial start-up and selling activities of the joint venture.

INTEREST EXPENSE. Interest expense decreased to $0.2 million for the three months ended June 30, 1997, from $0.4 million for the three months ended June 30, 1996, a decrease of $0.2 million or 50%. The decrease is attributable to the decrease in outstanding debt and capital lease obligations, primarily $2.2 million in capital lease obligations repaid in October of 1996 with proceeds from the Company's initial public offering of its Common Stock and the conversion to equity of $1.7 million of debt with a related party.

EXTRAORDINARY GAIN.   In 1996, the Company repaid certain contractual
obligations to Intellicall, Inc. resulting in an extraordinary gain on debt restructuring of $1.1 million. This was a one-time gain resulting from a 1994 restructuring of debt from the purchase price of a group of assets purchased from Intellicall, Inc. by the Company. The gain on the restructuring was deferred pending the payment of all amounts due under the note issued by the Company to Intellicall, Inc. in connection with the restructuring. All amounts due under the note were repaid on June 28, 1996, and the resulting deferred gain was recognized.

Six Months Ending June 30, 1997 and 1996

The following table sets forth statements of operations items and the percentages that such items bear to revenues:



                                               Six Months Ended
                                                   June 30,
                                              ------------------
                                                1997      1996
                                              --------  --------
Revenues                                          100%      100%
Cost of sales                                      79%       52%
Selling, general and administrative expenses       44%       29%
Depreciation and amortization                      28%       25%
                                              --------  --------
Total operating expenses                          151%      106%
Share of loss from joint venture                    5%        0%
                                              --------  --------
Operating loss                                   (56)%      (6)%
Interest expense                                  (9)%     (16)%
Income taxes                                        0%        0%
Extraordinary gain                                  0%       26%
                                              --------  --------
Net income (loss)                                (66)%        4%
                                              ========  ========

REVENUES.   Total revenue decreased to $3.7 million for the six months ended
June 30, 1997 from $4.2 million for the six months ended June 30, 1996, a decrease of $0.5 million, or 12%. Call processing revenues increased from $3.0 million for the six months ended June 30, 1996 to $3.3 million for the six months ended June 30, 1997, representing an increase of $0.3 million or 10%. This increase was primarily caused by an increase in the number of hotels served under the Lodging Partnership with AT&T. Calling commissions from AT&T increased to $1.8 million for the six months ended June 30, 1997 from $1.4 million for the six months ended June 30, 1996, an increase of $0.4 million or
29%.   During the six months ended June 30, 1997, the Company received calling commissions on a per call basis under the Lodging Partnership. Monthly bonuses from AT&T increased from $0.6 million for the six months ended June 30, 1996 to $0.7 million for the six months ended June 30, 1997, representing an increase of $0.1 million or 17%. This increase was primarily caused by an increase in the number of rooms enrolled in the Lodging Partnership program with AT&T. OSP revenues decreased to $0.5 million for the six months ended June 30, 1997 from $0.7 million for the six months ended June 30, 1996, representing a decrease of $0.2 million, or 29%. This decrease was primarily caused by the decrease in calls carried by the Company as it converted customers into the Lodging Partnership program with AT&T. One-plus revenues remained constant at $0.3 million for the six months ended June 30, 1997 and 1996. In June of 1996, the Company earned a single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996.

The Company provided services to a total of 122,000 hotel and motel rooms as of June 30, 1997, as compared to 105,000 hotel and motel rooms as of June 30, 1996.

Equipment sales and rentals generated a net profit of $75,000 for the six months ended June 30, 1997 and a net profit of $6,000 for the six months ended June 30, 1996, for an increase of $69,000.

COST OF SALES.   Cost of sales for call processing increased to $2.7 million for the six months ended June 30, 1997, from $2.2 million for the six months ended June 30, 1996, an increase of $0.5 million or 23%. This increase was primarily due to an increase in the cost of commissions resulting from the Company's decision in 1996 to move hotel and motel properties to the Lodging Partnership program with AT&T from the Company's OSP program. Commissions paid to hotel and motel properties increased to $2.2 million for the six months ended June 30, 1997, from $1.6 million for the six months ended June 30,

1996, representing an increase of $0.6 million or 38%. Commissions as a percent of revenues increased to 67% for the six months ended June 30, 1997, from 53% for the six months ended June 30, 1996. The increase in commissions paid to hotels and motels is primarily due to an increase in commissions received under the Lodging Partnership program with AT&T and commissions paid to certain hotel and motel properties which were transferred to the Lodging Partnership program from the OSP program. Commissions paid to these certain hotel and motel properties are based on historical gross profits derived with respect to that property regardless of whether services are provided through the Company's OSP program or the Lodging Partnership program. The commissions paid to the certain hotel and motel properties was approximately $0.1 million more than if these properties were paid under a typical Lodging Partnership plan. Costs of transmission associated with providing OSP and one-plus services decreased to $0.5 million for the six months ended June 30, 1997, from $0.6 million for the six months ended June 30, 1996, for a decrease of $0.1 million or 17%.

GROSS OPERATING PROFIT. Gross operating profit decreased to $0.8 million for the six months ended June 30, 1997, from $2.0 million for the six months ended June 30, 1996, representing a decrease of $1.2 million or 60%. This decrease is primarily due to the single, nonrecurring guest room attainment bonus of $1 million received during the first half of 1996 for placing more than 100,000
rooms in the Lodging Partnership program prior to July 1, 1996.   No such
bonuses were available to the Company for the six months ended June 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased to $1.6 million for the six months ended June 30, 1997, from $1.2 million for the six months ended June 30, 1996, an increase of $0.4 million or 33%. This increase is due primarily to normal increases in salary and the addition of 6 full-time employees, increases in professional fees and increases in travel and other selling expenses associated with increased sales.

DEPRECIATION AND AMORTIZATION.   Depreciation and amortization remained
constant at $1 million for the six months ended June 30, 1997 and 1996.

SHARE OF NET LOSS FROM JOINT VENTURE. The Company's share of the net loss of Guide*Star, LLC, was $0.2 million for the six months ended June 30, 1997. The Company entered into the Guide*Star joint venture during the first quarter of 1997. The loss relates to initial start-up and selling activities of the joint venture.

INTEREST EXPENSE.   Interest expense decreased from $0.6 million for the six
months ended June 30, 1996 to $0.3 million for the six months ended June 30, 1997, representing a decrease of $0.4 million or 57%. The decrease is attributable to the decrease in outstanding debt and capital lease obligations, primarily $2.2 million in capital lease obligations repaid during the fourth quarter of 1996 with proceeds from the Company's initial public offering of its Common Stock, and the conversion to equity of $1.7 million of debt with a related party.


EXTRAORDINARY GAIN.   In 1996, the Company repaid certain contractual
obligations to Intellicall, Inc. Resulting in an extraordinary gain on debt restructuring of $1.1 million. This was a one-time gain resulting from a 1994 restructuring of debt from the purchase price of a group of assets purchased from Intellicall, Inc. by the Company. The gain on the restructuring was deferred pending the payment of all amounts due under the note issued by the Company to Intellicall, Inc. in connection with the restructuring. All amounts due under the note were repaid on June 28, 1996, and the resulting deferred gain was recognized.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's current liabilities of $3.4 million exceeded current assets of $1.6 million, resulting in a working capital deficit of $1.8 million. During the six months ended June 30, 1997, the Company used $0.5 million in cash for operating activities, used $0.9 million in cash for investing activities and generated $0.1 million in cash from financing activities. Of the cash used for investing activities, $0.3 million was used for site acquisition costs and $0.3 million was used to fund the initial start-up and selling activities of the Company's investment in Guide*Star LLC. The Company received proceeds from new debt and capital lease obligations of $0.6 million and made payments on debt and lease obligations of $0.5 million.

The Company's principal sources of capital to date have been cash flows from operations, public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel, Fisher & Company, Inc. and subsidiaries and their affiliated leasing partnerships ("Berthel") to purchase telecommunications equipment. The total amount of lease financing with Berthel at June 30, 1997 was $3.3 million. The Company currently makes monthly lease payments of approximately $0.1 million, in the aggregate, pursuant to these lease financing arrangements. In June 1997, Berthel converted note obligations with a face value of $1.7 million and a carrying value to the Company of $1.3 million into 465,625 shares of Common Stock as previously discussed.

The Company has a $250,000 revolving credit facility with a financial institution due December 1, 1997. As of June 30, 1997 the Company had borrowed $250,000 under this facility. The Company also has a $400,000 revolving credit facility with another financial institution due March 28,
1998.   As of June 30, 1997 the Company had borrowed $200,000 under this facility.

On August 1, 1997, the Company amended its Articles of Incorporation to authorize the issuance of 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred") with a stated value of $100 per share. The Convertible Preferred accrues dividends at 8% per annum and is payable quarterly in cash or Common Stock at the Company's option. The Convertible Preferred is convertible into shares of Common Stock at a conversion rate of $2.50 per common share. The Convertible Preferred is automatically converted into common shares, three years after its issuance. The Company intends to offer up to $5.0 million of Convertible Preferred in a private placement during the third quarter of 1997. However, no assurance can be given that the Company will be able to raise adequate funds from this financing to meet the Company's cash needs.

The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures, including approximately $2.5 million that the Company estimates will be required over 1997 and 1998 to proceed with the scheduled implementation of the Company's TeleManager system. In addition, if the proposed PIC Acquisition is consummated, the Company may require up to $3.3 million within 18 months after the closing of such acquisition to fund the acquisition. The Company currently intends to fund its working capital needs and the PIC Acquisition through the private placement offering of up to $5.0 million of Convertible Preferred in the third quarter of 1997 and to fund the implementation of the TeleManager system through a debt financing in 1997. If the Company is able to complete the private placement offering of up to $5.0 million and a debt financing of $2.5 million, the Company believes that the proceeds of such financings, together with funds from operations, will be sufficient to meet its cash and operating needs for the foreseeable future. However, no assurance can be given that the Company will be able to raise adequate funds through such financings to meet the Company's cash needs on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. In addition, if the Company is unable to complete its planned private placement of Convertible Preferred or to otherwise increase the Company's equity to achieve compliance with the listing criteria of the Nasdaq SmallCap Market, the Common Stock could be subject to delisting from the Nasdaq SmallCap Market.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and is subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such statements include statements identified as based on the Company's belief, intention, expectation or similar expressions. Such risks and uncertainties include, but are not limited to, general economic conditions in the geographical areas and markets that the Company is targeting for its services, the availability of adequate equipment to meet the Company's marketing plans and customer demand, the successful development, testing and deployment of new technology, access to sufficient debt or equity capital to meet the Company's operating and financial needs, and the quality and price of similar or comparable communications services offered by the Company's competitors.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         As of June 30, 1997, the Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities.

         There have been no changes in the status of the securities of the Company during the first quarter of 1997. In June 1997, Berthel converted note obligations with a face value of $1.7 million and a carrying value to the Company of $1.3 million into 465,625 shares of Common Stock. The Common Stock was issued to Berthel in reliance on the exemption from registration provided by sections 4(2) and/or 3(a)(9) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

            ANNUAL MEETING OF SHAREHOLDERS. The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 28, 1997 for the purpose of electing six directors for the ensuing year and ratifying the appointment of Deloitte & Touche LLP as the firm of independent auditors of the Corporation for the fiscal year ending December 31, 1997.

            Election of Directors. Set forth below is information regarding the 3,258,464 shares of the Company's Common Stock (78% of the total number of shares of Common Stock entitled to vote at the Annual Meeting) voted for the election of directors at the Annual Meeting.


         Director-nominee:  Guy O. Murdock
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500

         Director-nominee:  Thomas E. Chaplin
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500

         Director-nominee:  Colin P. Halford
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500

         Director-nominee:  John C. Poss
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500

         Director-nominee:  Steven R. Ehlert
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500

         Director-nominee:  Larry A. Erickson
                 Votes FOR:               3,249,964
                 Votes WITHHELD:              8,500


            Ratification of Auditors. Set forth below is information regarding the 3,258,464 shares of the Company's Common Stock (78% of the total number of shares of Common Stock entitled to vote at the Annual Meeting) voted with respect to the ratification of Deloitte & Touche LLP as the Corporation's auditors for fiscal 1997:
                          Votes FOR:       3,250,164
                          Votes AGAINST:       4,000
                          Votes ABSTAINED:     4,300


            SPECIAL MEETING OF SHAREHOLDERS. The Company held a Special Meeting of Shareholders (the "Special Meeting") on June 24, 1997 for the purpose of considering the approval of a proposed amendment to the Company's Restated Articles of Incorporation which (a) increases the total number of authorized shares of Common Stock from 7,500,000 to 20,000,000, (b) eliminates the Company's 10% Series A Preferred Stock and (c) creates a new class of serial preferred stock and authorizes the issuance of up to 1,000,000 shares of serial preferred stock. Set forth below is information regarding the 2,484,093 shares of the Company's Common Stock (60% of the total number of shares of Common Stock entitled to vote at the Annual Meeting) voted with respect to the approval of the proposed amendment to the Company's Restated Articles of Incorporation:


                          Votes FOR:       2,408,648
                          Votes AGAINST:      52,766
                          Votes ABSTAINED:    22,679

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

             3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (file No. 000-21463) filed by the Company with the Securities and Exchange Commission on May 15, 1997.)

             10.1 Note Exchange Agreement, dated as of June 5, 1997, by and among the Company, Berthel Fisher & Company Leasing, Inc., Berthel Fisher & Company and T.J. Berthel Investment, L.P.

             10.2 Employment Agreement, dated as of April 5, 1997, by and between the Company and Thomas E. Chaplin

             27   Financial Data Schedule

             Reports on Form 8-K:  None in the second quarter of 1997

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 12th day of August, 1997.

                                MURDOCK COMMUNICATIONS
                                CORPORATION

                                BY  /s/ Guy O. Murdock
                                   ---------------------------
                                           Guy O. Murdock, Chairman of the
                                           Board (Principal Executive Officer)

                                BY  /s/ Thomas E. Chaplin
                                   ---------------------------
                                      Thomas E. Chaplin, Chief Executive Officer
                                         (Principal Accounting Officer)