Form 10QSB
period 1997-09-30
MURDOCK COMMUNICATIONS CORP
filed 1997-11-14
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                    OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                     Commission File Number      000-21463
                                                 ---------

                       MURDOCK COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Iowa                                   42-1337746
          ------------------------             --------------------------------
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

                                Yes  X    No
                                   ------   ------

On September 30, 1997, there were outstanding 4,624,064 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):

                                Yes       No  X
                                   ------   ------

                       MURDOCK COMMUNICATIONS CORPORATION

                                  FORM 10-QSB

                               September 30, 1997

                                     INDEX

                         PART I - FINANCIAL INFORMATION


                                                    Page

Item 1.  Balance Sheets as of September 30, 1997
         and December 31, 1996  (Unaudited).......     3
         Statements of Operations for the Three
         Months Ended September 30, 1997 and
         September 30, 1996 and the Nine Months
         Ended September 30, 1997 and September
         30, 1996 (Unaudited).....................     4
         Statements of Cash Flows for the Nine
         Months Ended September 30, 1997 and
         September 30, 1996 (Unaudited)...........     5
         Notes to Financial Statements (Unaudited)     6
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...............................    11

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................    16
Item 2.  Changes in Securities....................    16
Item 3.  Defaults Upon Senior Securities..........    16
Item 4.  Submission of Matters to a Vote
         of Security Holders......................    16
Item 5.  Other Information........................    16
Item 6.  Exhibits and Reports on Form 8-K.........    16
         Signatures...............................    18

                       MURDOCK COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                           September 30, 1997      December 31, 1996
                                                                                           ------------------      -----------------
ASSETS
CURRENT ASSETS:
    Cash                                                                                         $   96,069       $1,241,897
    Accounts receivable, net of allowance for doubtful accounts                                   1,095,019          726,282
    AT&T commission receivable                                                                           --          500,000
    Current portion of lease receivable, net of unearned portion                                     15,637           12,378
    Inventory                                                                                        44,754           51,091
    Unsecured non-interest-bearing demand note receivable                                           400,000               --
    Prepaid expenses                                                                                116,298          167,261
    Deposit                                                                                         130,000               --
                                                                                                 ----------       ----------
            Total current assets                                                                  1,897,777        2,698,909
                                                                                                 ----------       ----------

PROPERTY AND EQUIPMENT:
    Land and building                                                                               463,693          432,472
    Telecommunications equipment                                                                  7,240,049        7,490,209
    Furniture and equipment                                                                         320,019          242,168
    Vehicles                                                                                         27,843           27,843
                                                                                                 ----------       ----------
                                                                                                  8,051,604        8,192,692
    Accumulated depreciation                                                                     (6,690,853)      (6,234,203)
                                                                                                 ----------       ----------
                                                                                                  1,360,751        1,958,489
    Telecommunications equipment under capital lease, net of accumulated amortization             1,118,291        1,845,437
                                                                                                 ----------       ----------
            Property and equipment, net                                                           2,479,042        3,803,926
                                                                                                 ----------       ----------

OTHER ASSETS:
    Lease receivable, less current and unearned portions                                             79,180           91,352
    Deposits                                                                                         17,151           16,509
    Investment in joint venture                                                                     295,452               --
    Cost of product developments                                                                    132,285               --
    Cost of purchased equipment location contracts, net of accumulated amortization                 632,436          626,723
    Technology license from a related party, net of accumulated amortization                        166,667          241,667
                                                                                                 ----------       ----------

            Total other assets                                                                    1,323,171          976,251
                                                                                                 ----------       ----------
            Total                                                                                $5,699,990       $7,479,086
                                                                                                 ----------       ----------

LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Notes payable                                                                                $  649,975       $       --
    Accounts payable                                                                              1,034,164          530,482
    Accrued expenses                                                                                753,929          537,962
    Current portion of capital lease obligations principally with a related party                 1,191,098          895,526
    Current portion of long-term debt with a related party                                               --          133,541
    Current portion of long-term debt, others                                                        16,214           15,217
                                                                                                 ----------       ----------
         Total current liabilities                                                                3,645,380        2,112,728


LONG-TERM LIABILITIES:
    Capital lease obligations principally with a related party, less current portion              2,154,974        2,608,952
    Long-term debt with a related party                                                                  --        1,206,117
    Long-term debt, others, less current portion                                                    262,190          278,358
    Deferred income                                                                                  58,804           73,875
                                                                                                 ----------       ----------
            Total liabilities                                                                     6,121,348        6,280,030
                                                                                                 ----------       ----------

REDEEMABLE SECURITIES:
    10% Series A Redeemable Preferred Stock, no par or stated value
         Authorized:   45,000 shares
         Issued and outstanding: None at September 30, 1997; 200 shares at
            December 31, 1996                                                                            --           24,480
                                                                                                 ----------       ----------

SHAREHOLDERS' EQUITY (DEFICIT):
    8% Series A Convertible Preferred Stock, $100 par value
         Authorized:  50,000 shares
         Issued and outstanding:  9,500 shares at September 30, 1997; None at
            December 31, 1996, net of issuance costs                                                894,112               --
    Common stock, no par or stated value
         Authorized:  20,000,000 shares
         Issued and outstanding:  4,624,064 shares at September 30, 1997; 4,152,494 at
            December 31, 1996                                                                    12,165,708       10,820,898
    Common stock warrants
         Authorized - 920,000 detachable warrants
         Issued and outstanding:  880,000 warrants at September 30, 1997; 883,089 at
            December 31, 1996                                                                         8,400           13,336
    Additional paid-in capital                                                                      234,000          224,000
    Accumulated deficit                                                                         (13,723,578)      (9,883,658)
                                                                                                 ----------       ----------
            Total shareholders' equity (deficit)                                                   (421,358)       1,174,576
                                                                                                 ----------       ----------
            Total                                                                                $5,699,990       $7,479,086
                                                                                                 ----------       ----------



                      See notes to financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                              Three Months Ended                         Nine Months Ended
                                                 September 30, 1997      September 30, 1996   September 30, 1997  September 30, 1997
                                                 ------------------      ------------------   ------------------  ------------------
REVENUES:
  Call processing revenues                                $1,763,716         $1,826,795             $5,105,265           $4,876,727
  AT&T commissions                                                --                 --                     --            1,000,000
  Sales and rental of equipment                              140,305             53,154                418,861               70,373
  Recognition of gains deferred from equipment sales
    with a related party                                      13,261             37,504                 40,488              109,905
  Other income, primarily service                              6,947             24,985                 48,910               54,713
                                                         -----------        -----------            -----------          -----------
    Total revenues                                         1,924,229          1,942,438              5,613,524            6,111,718
                                                         -----------        -----------            -----------          -----------

COST OF SALES:
  Call processing                                          1,361,575          1,476,521              4,065,212            3,678,191
  Equipment inventory and rentals                            103,260             15,799                306,753               24,190
                                                         -----------        -----------            -----------          -----------
    Total cost of sales                                    1,464,835          1,492,320              4,371,965            3,702,381
                                                         -----------        -----------            -----------          -----------

GROSS OPERATING PROFIT                                       459,394            450,118              1,241,559            2,409,337

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 (998,447)          (723,019)            (2,617,075)          (1,949,298)
DEPRECIATION AND AMORTIZATION EXPENSE                       (574,078)          (460,503)            (1,623,796)          (1,513,031)
SHARE OF LOSS FROM JOINT VENTURE                            (109,342)                --               (309,478)                  --
                                                         -----------        -----------            -----------          -----------

OPERATING LOSS                                            (1,222,473)          (733,404)            (3,308,790)          (1,052,992)

INTEREST EXPENSE                                            (175,878)          (452,830)              (525,558)          (1,058,993)
                                                         -----------        -----------            -----------          -----------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                      (1,398,351)        (1,186,234)            (3,834,348)          (2,111,985)

INCOME TAXES                                                    (676)              (877)                (5,402)              (8,112)
                                                         -----------        -----------            -----------          -----------

LOSS BEFORE EXTRAORDINARY ITEM                            (1,399,027)        (1,187,111)            (3,839,750)          (2,120,097)

EXTRAORDINARY ITEM - GAIN FROM RELATED
  PARTY RESTRUCTURING                                             --                 --                     --            1,084,314
                                                         -----------        -----------            -----------          -----------

NET LOSS                                                 $(1,399,027)       $(1,187,111)           $(3,839,750)         $(1,035,783)
                                                         -----------        -----------            -----------          -----------
PRO FORMA NET LOSS                                       $(1,399,027)       $(1,173,111)           $(3,839,750)         $(1,003,783)
                                                         -----------        -----------            -----------          -----------

PRO FORMA NET LOSS PER COMMON SHARE
    Loss before extraordinary item                            $(0.30)            $(0.54)                $(0.88)              $(0.96)
    Extraordinary item                                            --                 --                     --                 0.50
                                                         -----------        -----------            -----------          -----------
    Net loss                                                  $(0.30)            $(0.54)                $(0.88)              $(0.46)
                                                         -----------        -----------            -----------          -----------

PRO FORMA WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                       4,624,064          2,172,858              4,362,081            2,172,858
                                                         -----------        -----------            -----------          -----------



                      See notes to financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                               Nine Months       Nine Months
                                                                                                 Ended              Ended
                                                                                           September 30, 1997   September 30, 1996
                                                                                          -------------------  --------------------
OPERATING ACTIVITIES:
Net loss                                                                                          $(3,839,750)     $(1,035,783)
Adjustments to reconcile net loss
   to net cash flows from operating activities:
  Extraordinary gain on related party restructuring                                                        --       (1,084,314)
  Depreciation and amortization                                                                     1,698,796        1,588,031
  Noncash interest expense                                                                             51,275          114,545
  Noncash compensation expense                                                                         60,000               --
  Recognition of deferred income                                                                      (40,488)        (109,905)
  Share of loss from joint venture                                                                    309,478               --
  Changes in operating assets and liabilities:
    Receivables                                                                                       141,673         (432,416)
    Inventory                                                                                           6,337             (637)
    Prepaid expenses                                                                                      963         (262,359)
    Outstanding checks in excess of cash balances                                                          --          364,322
    Accounts payable                                                                                  503,682           69,800
    Accrued expenses                                                                                  215,967          263,061
    Deferred income                                                                                    25,417           50,410
                                                                                                  -----------      -----------
         Net cash flows from operating activities                                                    (866,650)        (475,245)
                                                                                                  -----------      -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                                  (220,512)        (488,479)
Proceeds from sales of property and equipment                                                              --            9,212
Purchase of equipment leased to others under direct financing lease                                        --         (108,614)
Payments for equipment location contracts                                                            (427,933)              --
Loan to ATN Communications, Inc.                                                                     (400,000)              --
Investment in joint venture                                                                          (255,383)              --
Software development costs                                                                           (138,013)              --
Deposits                                                                                             (150,642)              --
Proceeds from repayment of deposit                                                                     20,000               --
                                                                                                  -----------      -----------

  Net cash flows from investing activities                                                         (1,572,483)        (587,881)
                                                                                                  -----------      -----------

FINANCING ACTIVITIES:
Borrowings on notes payable                                                                           799,975        1,890,000
Payments on notes payable                                                                            (150,000)        (925,000)
Borrowings on capital lease obligations principally with a related party                              108,293          489,088
Payments on capital lease obligations principally with a related party                               (288,787)        (274,151)
Borrowings of long-term debt with related parties                                                          --          179,450
Payments on long-term debt with a related party                                                       (34,571)        (330,000)
Payments on long-term debt, others                                                                    (15,171)         (10,374)
Payment of underwriter and offering expenses                                                          (55,888)        (114,894)
Proceeds from exercise of common stock warrants                                                         5,600               --
Proceeds from sale of 8% Series A Convertible Preferred Stock                                         950,000               --
Dividends on 10% Series A Redeemable Preferred Stock                                                   (1,666)              --
Repurchase of 10% Series A Redeemable Preferred Stock
   and detachable common stock warrants                                                               (24,480)              --
                                                                                                  -----------      -----------
     Net cash flows from financing activities                                                       1,293,305          904,119
                                                                                                  -----------      -----------
NET DECREASE IN CASH                                                                               (1,145,828)        (159,007)

CASH AT BEGINNING OF PERIOD                                                                         1,241,897          159,007
                                                                                                  -----------      -----------
CASH AT END OF PERIOD                                                                             $    96,069      $        --
                                                                                                  -----------      -----------
SUPPLEMENTAL DISCLOSURES:
Noncash contribution of property to joint venture                                                 $   349,547      $        --
Conversion of related party notes payable to common stock                                           1,334,274               --

Cash paid during the period for interest                                                              350,390          767,482
Cash paid during the period for income taxes                                                            5,402            8,112


                      See notes to financial statements

                       MURDOCK COMMUNICATIONS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, results of operations and cash flows of Murdock Communications Corporation for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-KSB (Commission File No. 000-21463) as filed with the Securities and Exchange Commission on March 31, 1997.

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

Software development costs incurred and capitalized for products and significant product enhancements for the nine months ended September 30, 1997 were $138,013. The Company began amortizing the software development costs during the third quarter of 1997 when the product was released to customers. Capitalized software development costs are amortized using the straight-line method over five years.

Debt

In June 1997, the Company borrowed $250,000 under a $250,000 revolving credit facility with a financial institution due in December 1997. Interest on the outstanding balance of the revolving credit facility is payable monthly at 2.0% over the prime rate. Also in June 1997, the Company borrowed $200,000 under a $400,000 revolving credit facility with a financial institution due in March 1998. During the three months ended September 30, 1997 the Company borrowed an additional $200,000 under the $400,000 revolving credit facility. Interest on the outstanding balance accrues monthly at 2.0% over the prime rate. The Company also has a $225,000 revolving credit facility with a financial institution due on November 21, 1997. The outstanding balance on the $225,000 revolving credit facility accrues interest at 12% and the interest is due at the maturity of the revolving credit facility. There were no borrowings outstanding at September 30, 1997 under the $225,000 revolving credit facility.

On September 30, 1997 the Company modified its lease agreements with Berthel Fisher & Company, Inc. and subsidiaries and their affiliated leasing partnerships ("Berthel"). Under the modification agreement the lease payments due in July 1997 and August 1997 were deferred and capitalized as part of the modified lease agreement. The aggregate monthly payment due Berthel under the modified lease agreements increased from $131,000 to $136,000.

Income Taxes

At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4.5 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2011. For the nine months ended September 30, 1997, the Company had a pretax loss of $3.8 million. A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

The Company has recorded current income tax expense in the amount of approximately $5,400 for the nine months ended September 30, 1997. This relates primarily to certain state income taxes.

Equity

In June 1997, Berthel converted note obligations with a face value of $1.7 million and a carrying value of approximately $1.3 million into 465,265 shares of the Company's Common Stock. Additionally, the Company agreed to issue up to 187,067 "adjustment shares" to Berthel to the extent that the average closing bid price of the Common Stock is less than $4.00 per share during certain 30-day periods commencing June 5, 1997. The original note conversion agreement also required that the Company register the shares by November 1, 1997. On November 14, 1997, the Company and Berthel entered into an amended agreement which provides for the issuance by the Company to Berthel of 187,067 adjustment shares, allows the Company to register the shares after November 1, 1997 and requires that the Company pay Berthel $417.33 per day until a registration statement with respect to the shares is effective.

On July 2, 1997, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 7,500,000 to 20,000,000, eliminate the previously issued 10% Series A Redeemable Preferred Stock and authorize 1,000,000 shares of a new class of "blank check" preferred stock.

On August 1, 1997, the Company amended its Articles of Incorporation to authorize 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a liquidation preference of $100 per share, accrues dividends at 8% of the liquidation preference annually and dividends are payable quarterly at the Company's option in cash or in Common Stock. The Convertible Preferred has no voting rights.
The Convertible Preferred may also be converted into Common Stock, at the holder's option, commencing one year after issuance, at the conversion rate of $2.50 per share of Common Stock and is automatically converted into Common Stock three years after issuance. The Company has reserved 2,000,000 shares of Common Stock in connection with the authorization of the Convertible Preferred.

The Company's operating and investing activities used approximately $2.4 million of cash during the nine months ended September 30, 1997. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for the next twelve months for working capital, capital expenditures (including $2.5 million that the Company estimates will be required to implement TeleManager which is a software system to monitor telecommunications at a hotel) and payment of the short-term acquisition note of $840,000 discussed under the subsequent event below. Also, at September 30, 1997, the Company had total common shareholders' deficit of approximately $(0.4) million. The current listing criteria for the Nasdaq SmallCap Market requires shareholders' equity of at least $1.0 million, although Nasdaq has required that the Company achieve shareholders' equity of at least $2.0 million in view of the Company's noncompliance with the Nasdaq listing criteria as of June 30, 1997. On September 30, 1997, Nasdaq issued a notice of delisting to the Company, but has stayed the delisting pending the Company's appeal. A hearing with respect to the Company's appeal has been scheduled for November 21, 1997. The Company is currently offering up to $5.0 million of the Convertible Preferred in a private placement offering and to obtain $2.5 million in debt financing. Pursuant to the private placement offering, the Company received aggregate gross cash proceeds of $950,000 on September 30, 1997 and aggregate gross cash proceeds of $575,000 on November 3, 1997. However, no assurance can be given that the Company will be able to raise adequate funds from this offering to meet the Company's cash needs or to increase the Company's equity to meet the Nasdaq listing criteria.

Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. In addition, the Company's Common Stock and Common Stock Purchase Warrants may be delisted from Nasdaq following the hearing on November 21, 1997. As a consequence of any such delisting, holders of

Common Stock would likely find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Common Stock and the Common Stock Purchase Warrants.

Deposit

On January 7, 1997, the Company paid a $0.2 million refundable security deposit for a technology license, related to international faxing over the Internet, to WorldQuest Network Services, Inc., a company managed by a member of the Company's Board of Directors. The right to execute the agreement expired March 31, 1997. Until refund of the deposit, the deposit will accrue interest at 12%. As of September 30, 1997 the Company has received repayment of $20,000 on the deposit.

Investment in Joint Venture

On January 31, 1997, the Company entered into a joint venture agreement with an unrelated third party to form a limited liability company, Guide*Star, LLC (formerly called Link*Star, LLC). The Company has contributed contractual rights relating to interactive voice response ("IVR") platforms and other assets with a carrying value of $0.5 million in exchange for a 50% ownership interest and a preferential distribution of $0.5 million. The other party contributed $0.2 million in cash in exchange for a 50% ownership interest. The joint venture provides consumer telecommunications services related to the IVR platforms.

Under the agreement, cash shall be distributed first to the Company, in an amount equal to 95% of the net distributable cash until the preferential distribution is repaid and the remainder shall be distributed in accordance with the ownership interests.

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

The assets contributed to the joint venture included the Company's rights pursuant to an Audiotext Services Agreement, dated December 13, 1996
(the "ICI Agreement"), between the Company and Interactive Communications, Inc. ("ICI"). The ICI Agreement is effective from January 1, 1997 until January 1, 2000, with an option to renew for successive periods of twelve months.
Pursuant to the ICI Agreement, ICI provides up to 38 IVR hardware platforms to the joint venture in exchange for a $1,000 per platform monthly fee. The IVR Agreement requires that the monthly fee be paid for not less than 30 platforms regardless of how many platforms are actually in use. The ICI Agreement may be terminated by either party for cause upon not less than 30 days notice. The Company delivered a termination notice on October 8, 1997. Despite the assignment of the ICI Agreement to the joint venture, the Company is potentially liable for all obligations under the ICI Agreement. Neither the joint venture nor the Company has made any payments to ICI under the ICI Agreement since April 1997, and approximately $247,000 has been accrued under the ICI Agreement as of September 30, 1997.

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

Subsequent Event -- PIC Acquisition

On October 31, 1997, the Company completed its previously announced acquisition (the "PIC Acquisition") of two affiliated companies, Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PICR"). PIC sells long distance operator services to pay phones, hotels, hospitals, universities, condominiums and other institutions. PICR, operating through ATN Communications Inc. ("ATN"), is a provider of long distance operator services.

Pursuant to the Stock Purchase Agreement, dated as of August 22, 1997, as amended (the "PIC Agreement"), among MCC Acquisition Corp., a wholly owned subsidiary of the Company ("MCC Sub"), PIC and certain shareholders of PIC, MCC Sub acquired all of the outstanding capital stock of PIC in exchange for a cash payment at closing of $500,000 and the issuance by MCC Sub to certain of the PIC shareholders of a promissory note in the principal amount of $840,000 due March 1, 1998 (the "Short-Term Note") and promissory notes with an aggregate principal amount of $1,910,000 due April 30, 1999 (the "Long-Term Notes" and, collectively with the Short-Term Note, the "PIC Notes"). Pursuant to the Stock Purchase Agreement, dated as of August 22, 1997, as amended (the "PICR Agreement"), among MCC Sub, PICR, ATN and the shareholders of PICR, MCC Sub acquired all of the outstanding capital stock of PICR in exchange for a cash payment at closing of $30,000 and the issuance by the Company of an aggregate of 300,000 shares of Common Stock. In connection with the PIC Acquisition, the Company also loaned, prior to September 30, 1997, $400,000 to ATN for capital expenditures, loaned subsequent to September 30, 1997, $800,000 to refinance certain notes held by officers of PICR and agreed to provide at least $1,050,000 in cash or Common Stock to finance future acquisitions or growth by PIC and PICR.

The PICR Agreement provides that the Company will issue additional shares of Common Stock to the extent that the combined earnings before interest, taxes, depreciation and amortization ("EBITA") of PIC and PICR for either of the first two full twelve month periods after closing exceeds $1,000,000. Shares of Common Stock with a fair market value of $1.25 will be issued for each dollar of EBITA over $1,000,000 during either of the twelve month periods. The Company granted piggyback registration rights to the PICR shareholders with respect to any secondary offerings of Common Stock made within three years after the closing of the PIC Acquisition.

MCC Sub's obligations under the PIC Notes have been guaranteed by the Company and are subject to a security interest in the shares of PIC stock and PICR stock acquired by MCC Sub pursuant to the PIC Acquisition. In the event that MCC Sub defaults with respect to the repayment of the Short-Term Note, the holders of the PIC Notes will have the right to rescind the PIC Acquisition by surrendering the shares of Common Stock issued in the PIC Acquisition and the PIC Notes to MCC Sub in exchange for the return of all of the shares of PIC stock and PICR stock. In addition, if the PIC Acquisition is rescinded, the shareholders of PIC and PICR would retain the $530,000 cash payments made at closing and the $400,000 advanced to ATN. If the Company completes any primary offering of its equity securities during the term of the PIC Notes (other than pursuant to employee options or outstanding warrants), the Company must apply at least 67% of the net proceeds of such offering in excess of $500,000 to repay the Short-Term Note and then 50% of the net proceeds received after March 1, 1998 to repay the Long-Term Notes.

The Company financed the PIC Acquisition by using part of the proceeds of the offering of shares of Convertible Preferred, and the issuance of the Short-Term Note, the Long-Term Notes and the shares of Common Stock to the shareholders of PIC and PICR.

Reclassification

Certain amounts in the September 30, 1996 financial statements have been reclassified to conform to the September 30, 1997 financial statement presentation.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion and analysis of the Company's financial condition, results of operations, liquidity and capital resources. The discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere within.


Results of Operations

Three Months Ended September 30, 1997 and 1996

The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                   Three Months Ended
                                    September 30,
                                   ------------------
                                     1997      1996
                                   --------- --------
Revenues                             100%       100%
Cost of sales                         76%        77%
Selling, general and
  administrative                      52%        37%
Depreciation and amortization         30%        24%
                                   -----      -----
Total operating expenses             158%       138%
Share of loss from joint
  venture                              6%         0%
                                   -----      -----
Operating loss                       (64)%      (38)%
Interest expense                      (9)%      (23)%
                                   -----      -----
Net loss                             (73)%      (61)%
                                   =====      =====

REVENUES. Total revenues remained constant at $1.9 million for the three months ended September 30, 1997 and 1996. Call processing revenues remained constant at $1.8 million for the three months ended September 30, 1997 and 1996. Calling commissions from AT&T remained constant at $0.8 million for the three months ended September 30, 1997 and 1996. The Company provided service to approximately 123,000 hotel and motel rooms at September 30, 1997 and approximately 105,000 at September 30, 1996, an increase of 18,000 hotel and motel rooms or 17%. Calling commissions from AT&T remained constant as the increase in the number of rooms was offset by a decline in the average number of calls per room. Monthly bonuses from AT&T remained constant at $0.5 million for the three months ended September 30, 1997 and 1996. OSP revenues remained constant at $0.3 million for the three months ended September 30, 1997 and 1996. One-plus revenues remained constant at $0.2 million for the three months ended September 30, 1997 and 1996.

Equipment sales and rentals generated a net profit of $37,000 for the three months ended September 30, 1997 and 1996.

COST OF SALES. Cost of sales for call processing decreased to $1.4 million for the three months ended September 30, 1997, from $1.5 million for the three months ended September 30, 1996, a decrease of $0.1 million or 7%. Commissions paid to hotels and motels decreased $0.1 million to $1.1 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. Commissions paid to hotels and motels as a percentage of recurring revenue decreased to 61% for the three months ended September 30, 1997 from 65% for the three months ended September 30, 1996. Costs of transmission associated with providing OSP and one-plus services remained constant at $0.3 million for the three months ended September 30, 1997 and 1996.

GROSS OPERATING PROFIT. Gross operating profit remained constant at $0.5 million for the three months ended September 30, 1997 and 1996.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense, increased to $1.0 million for the three months ended September 30, 1997, from $0.7 million for the three months ended September 30, 1996 an increase of $0.3 million or 43%. This increase is due primarily to the addition of 13 full-time employees, increases in professional fees, and increases in travel and other selling expenses associated with increased sales efforts.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $0.6 million for the three months ended September 30, 1997 from $0.5 million for the three months ended September 30, 1996, an increase of $0.1 million or 17%. The increase was due to an increase in property and equipment and purchased equipment location contracts.

SHARE OF NET LOSS FROM JOINT VENTURE. The Company's share of the net loss of Guide*Star, LLC, was $0.1 million for the three months ended September 30, 1997. The Company entered into the Guide*Star joint venture during the first quarter of 1997. The loss relates to initial start-up and selling activities of the joint venture.

INTEREST EXPENSE. Interest expense decreased to $0.2 million for the three months ended September 30, 1997, from $0.5 million for the three months ended September 30, 1996, a decrease of $0.3 million or 60%. The decrease is attributable to the decrease in outstanding debt and capital lease obligations, primarily $2.2 million in capital lease obligations repaid in October of 1996 with proceeds from the Company's initial public offering of its Common Stock and the conversion to equity of $1.7 million of debt with a related party.

Nine Months Ended September 30, 1997 and 1996

The following table sets forth statements of operations items and the percentages that such items bear to revenues:



                                    Nine Months Ended
                                      September 30,
                                    ------------------
                                       1997      1996
                                    --------- --------

Revenues                               100%       100%
Cost of sales                           78%        61%
Selling, general and
  administrative expenses               46%        32%
Depreciation and amortization           29%        25%
                                     -----      -----
Total operating expenses               153%       118%
Share of loss from joint venture         6%         0%
                                     -----      -----
Operating loss                        (59)%      (18)%
Interest expense                       (9)%      (17)%
Income taxes                             0%         0%
Extraordinary gain                       0%        18%
                                     -----      -----
Net income (loss)                     (68)%      (17)%
                                     =====      =====

REVENUES.   Total revenue decreased to $5.6 million for the nine months ended
September 30, 1997 from $6.1 million for the nine months ended September 30, 1996, a decrease of $0.5 million, or 8%. Call processing revenues increased from $4.9 million for the nine months ended September 30, 1996 to $5.1 million for the nine months ended September 30, 1997, representing an increase of $0.2 million or 4%. This increase was primarily caused by an increase in the number of hotels served under the Lodging Partnership Program with AT&T partially off-set by a decline in the average number of calls per room. Calling commissions from AT&T increased to $2.4 million for the nine months ended September 30, 1997 from $2.2 million for the nine months ended September 30, 1996, an increase of $0.2 million or 9%. Monthly bonuses from AT&T increased from $1.1 million for the nine months ended September 30, 1996 to $1.3 million for the nine months ended September 30, 1997, representing an increase of $0.2 million or 18%. This increase was primarily caused by an increase in the number of rooms enrolled in the Lodging Partnership program with AT&T partially off-set by a decline in the average number of calls per room. OSP revenues decreased to $0.8 million for the nine months ended September 30, 1997 from $1.0 million for the nine months ended September 30, 1996, representing a decrease of $0.2 million, or 20%. This decrease was primarily caused by the decrease in calls carried by the Company as it converted customers to the Lodging Partnership program with AT&T. One-plus revenues remained constant at $0.6 million for the nine months ended September 30, 1997 and 1996. In June of 1996, the Company earned a single, nonrecurring guest room attainment bonus of $1 million for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996.

The Company provided services to a total of 123,000 hotel and motel rooms as of September 30, 1997, as compared to 105,000 hotel and motel rooms as of September 30, 1996.

Equipment sales and rentals generated a net profit of $112,000 for the nine months ended September 30, 1997 and a net profit of $46,000 for the nine months ended September 30, 1996 for an increase of $66,000.

COST OF SALES.   Cost of sales for call processing increased to $4.1 million for the nine months ended September 30, 1997, from $3.7 million for the nine months ended September 30, 1996, an increase of $0.4 million or 11%. This increase was primarily due to an increase in the cost of commissions resulting from the Company's decision in 1996 to move hotel and motel properties to the Lodging Partnership program with AT&T from the Company's OSP program. Commissions paid to hotel and motel properties increased to $3.3 million for the nine months ended September 30, 1997, from $2.8 million for the nine months ended September 30, 1996, representing an increase of $0.5 million or 18%. Commissions as a percent of recurring revenues increased to 64% for the nine months ended September 30, 1997, from 58% for the nine months ended September 30, 1996. The increase in commissions paid to hotels and motels is primarily due to an increase in commissions received under the Lodging Partnership program with AT&T and commissions paid to certain hotel and motel properties which were transferred to the Lodging Partnership program from the OSP program. Commissions paid to these certain hotel and motel properties are based on historical gross profits derived with respect to that property regardless of whether services are provided through the Company's OSP program or the Lodging Partnership program. The commissions paid to the certain hotel and motel properties was approximately $0.1 million more than if these properties were paid under a typical Lodging Partnership plan. Costs of transmission associated with providing OSP and one-plus services decreased to $0.8 million for the nine months ended September 30, 1997, from $0.9 million for the nine months ended September 30, 1996, for a decrease of $0.1 million or 11%.

GROSS OPERATING PROFIT.   Gross operating profit decreased to $1.2 million for
the nine months ended September 30, 1997, from $2.4 million for the nine months ended September 30, 1996, representing a decrease of $1.2 million or 50%. This decrease is primarily due to the single, nonrecurring guest room attainment bonus of $1 million received during the first half of 1996 for placing more than 100,000 rooms in the Lodging Partnership program prior to July 1, 1996.
No such bonuses were available to the Company for the nine months ended September 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses increased to $2.6 million for the nine months ended September 30, 1997, from $1.9 million for the nine months ended September 30, 1996, an increase of $0.7 million or 37%. This increase is due primarily to the addition of 13 full-time employees, increases in professional fees and increases in travel and other selling expenses associated with increased sales efforts.

DEPRECIATION AND AMORTIZATION.   Depreciation and amortization increased to
$1.6 million for the nine months ended September 30, 1997 from $1.5 million for the nine months ended September 30, 1996, an increase of $0.1 million or 7%.

SHARE OF NET LOSS FROM JOINT VENTURE. The Company's share of the net loss of Guide*Star, LLC, was $0.3 million for the nine months ended September 30, 1997. The Company entered into the Guide*Star joint venture during the first quarter of 1997. The loss relates to initial start-up and selling activities of the joint venture.

INTEREST EXPENSE.   Interest expense decreased from $1.1 million for the nine
months ended September 30, 1996 to $0.5 million for the nine months ended September 30, 1997, representing a decrease of $0.6 million or 55%. The decrease is attributable to the decrease in outstanding debt and capital lease obligations, primarily $2.2 million in capital lease obligations repaid during the fourth quarter of 1996 with proceeds from the Company's initial public offering of its Common Stock, and the conversion to equity of $1.7 million of debt with a related party.
 .
EXTRAORDINARY GAIN.   In 1996, the Company repaid certain contractual
obligations to Intellicall, Inc. resulting in an extraordinary gain on debt restructuring of $1.1 million. This was a one-time gain resulting from a 1994 restructuring of debt from the purchase price of a group of assets purchased from Intellicall, Inc. by the Company. The gain on the restructuring was deferred pending the payment of all amounts due under the note issued by the Company to Intellicall, Inc. in connection with the restructuring. All amounts due under the note were repaid on June 28, 1996, and the resulting deferred gain was recognized.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's current liabilities of $3.6 million exceeded current assets of $1.9 million, resulting in a working capital deficit of $1.7 million. During the nine months ended September 30, 1997, the Company used $0.9 million in cash for operating activities, used $1.6 million in cash for investing activities and generated $1.3 million in cash from financing activities. Of the cash used for investing activities, $0.4 million was used for equipment location acquisition costs and $0.3 million was used to fund the initial start-up and selling activities of the Company's investment in Guide*Star LLC. The Company received proceeds from the issuance of new debt and capital lease obligations of $1.9 million and made payments on debt and lease obligations of $0.5 million.

The Company's principal sources of capital to date have been cash flows from operations, public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel, Fisher & Company, Inc. and subsidiaries and their affiliated leasing partnerships ("Berthel") to purchase telecommunications equipment. The total amount of lease financing with Berthel at September 30, 1997 was $3.3 million. The Company currently makes monthly lease payments of approximately $0.1 million, in the aggregate, pursuant to these lease financing arrangements. In June 1997, Berthel converted note obligations with a face value of $1.7 million and a carrying value to the Company of $1.3 million into 465,625 shares of Common Stock, as previously discussed.

The Company has a $250,000 revolving credit facility with a financial institution due December 1, 1997. As of June 30, 1997 the Company had borrowed $250,000 under this facility. The Company also has a $400,000 revolving credit
facility with another financial institution due March 28, 1998.   As of June
30, 1997 the Company had borrowed $200,000 under this facility. During the three months ended September 30, 1997 the Company borrowed an additional $200,000 under the $400,000 revolving credit facility with a financial institution. Interest on the outstanding balance accrues monthly at 2.0% over the prime rate. The Company also has a $225,000 revolving credit facility with a financial institution due on November 21, 1997. The outstanding balance on the $225,000 revolving credit facility accrues interest at 12% and the interest is due at the maturity of the revolving credit facility.

On August 1, 1997, the Company amended its Articles of Incorporation to authorize 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a liquidation preference, subject to adjustment, of $100 per share and accrues dividends at an annual rate of 8% of the liquidation preference. Dividends are payable quarterly at the Company's option in cash or in Common Stock. Payments to holders of shares of Convertible Preferred with respect to liquidation or dividends must be made prior to any payments to holders of shares of Common Stock. The Convertible Preferred has no voting rights except as required by applicable law. The Convertible Preferred may also be converted into Common Stock, at the holders' option, commencing one year after issuance at the conversion rate of $2.50 per share of Common Stock and is automatically converted into Common Stock three years after issuance at the conversion rate of $2.50 per share of Common Stock. The Company has reserved 2,000,000 shares of Common Stock in connection with the authorization of the Convertible Preferred. Pursuant to the offering of Convertible Preferred, the Company received aggregate gross cash proceeds of $550,000 and the exchange of indebtedness of with an aggregate principal amount of $400,000 on September 30, 1997 and aggregate gross cash proceeds of $575,000 on November 3, 1997.

The Company does not believe that its existing capital and anticipated funds will be sufficient to meet its anticipated cash need for working capital and capital expenditures, including approximately $2.5 million that the Company estimates will be required over 1997 and 1998 to proceed with the scheduled implementation of the Company's TeleManager system. In addition, the Company will require up to $3.3 million within 18 months after the closing of the PIC Acquisition to fund the PIC Acquisition. The Company currently intends to fund its working capital needs and the PIC Acquisition through the private placement offering of up $5.0 million of Convertible Preferred and to fund the implementation of the TeleManager system through a debt financing in 1997. In addition, at September 30, 1997, the Company had total common shareholders' deficit of approximately $(0.4) million. The current listing criteria for the Nasdaq SmallCap Market requires shareholders' equity of at least $1.0 million, although Nasdaq has required that the Company achieve shareholders' equity of at least $2.0 million in view of the Company's noncompliance with the Nasdaq listing criteria as of June 30, 1997. On September 30, 1997, Nasdaq issued a notice of delisting to the Company, but has stayed the delisting pending the Company's appeal. A hearing with respect to the Company's appeal has been scheduled for November 21, 1997.

If the Company is able to complete the private placement offering of up to $5.0 million and a debt financing of $2.5 million, the Company believes that the proceeds of such financings, together with funds from operations, will be sufficient to meet its cash and operating needs for the foreseeable future. However, no assurance can be given that the Company will be able to raise adequate funds through such financings to meet the Company's cash needs on terms acceptable to the Company or to achieve compliance with the Nasdaq listing criteria. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. In addition, if the Company is unable to increase the Company's equity to achieve compliance with the listing of the Nasdaq SmallCap Market, the Common Stock and the Common Stock Purchase Warrants could be subject to delisting from the Nasdaq SmallCap Market.

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.


     (a) Not applicable.

     (b) Not applicable.

     (c) In September 1997, the Company commenced an offering of up to $5,000,000 of its Series A Convertible Preferred Stock (the "Convertible Preferred") in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act. The Company is obligated to pay commissions of up to 7% of the gross proceeds of the Private Offering to its placement agent. As of September 30, 1997, the Company had sold 9,500 shares of Convertible Preferred and had received gross cash proceeds of $550,000 and the exchange of indebtedness in the amount of $400,000, paid commissions of $46,500 and received net proceeds of approximately $490,000 from the issuance and sale of shares of Convertible Preferred pursuant to the offering.

     (d) Not applicable.


Item 3.   Defaults Upon Senior Securities.

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders of the Company during the third quarter of 1997.


Item 5.   Other Information.

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.


     (a) Exhibits:


          3.1  Restated Articles of Incorporation of the Company (1)

          3.2  First Amendment to Restated Articles of Incorporation of the
               Company

          3.3 Second Amendment to Restated Articles of Incorporation of the Company

          3.4  Amended and Restated By-Laws of the Company (2)


          10.1 Stock Purchase Agreement, dated as of August 22,
               1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (3)

          10.2 First Amendment to Stock Purchase Agreement, dated as of October 31, 1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (3)

          10.3 Stock Purchase Agreement, dated as of August 22,
               1997, among MCC Acquisition Corp., PIC Resources Corp., the Shareholders of PIC Resources Corp. and ATN Communications Inc.
               (3)

          10.4 First Amendment to Stock Purchase Agreement, dated as of October 31, 1997, among MCC Acquisition Corp., PIC Resources Corp., the Shareholders of PIC Resources Corp. and ATN Communications Inc. (3)

          10.5 Short-Term Note dated October 31, 1997 issued by MCC Acquisition Corp. to Bonner B. Hardegree, trustee for the benefit of Wayne Wright and Bonner B. Hardegree (3)

          10.6 Form of Long-Term Note (3)

          27   Financial Data Schedule


(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's current report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on November 7, 1997 and incorporated herein by reference.

     (b) Reports on Form 8-K:  None in the third quarter of 1997.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 14th day of November, 1997.

                                MURDOCK COMMUNICATIONS CORPORATION

                                BY         /s/  Guy O. Murdock
                                  ------------------------------------------
                                    Guy O. Murdock, Chairman of the
                                    Board (Principal Executive Officer)

                                BY         /s/  Thomas E. Chaplin
                                  ------------------------------------------
                                    Thomas E. Chaplin, Chief Executive Officer
                                    (Principal Accounting Officer)