Form 10KSB
period 1997-12-31
MURDOCK COMMUNICATIONS CORP
filed 1998-04-10
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

                        Commission file number 000-21463

                       Murdock Communications Corporation
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Iowa                                        42-1337746
-------------------------------              --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                    1112 29th Avenue S.W., Cedar Rapids, Iowa     52404
          -------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code: 319-362-6900
                                                          ------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
         Title of each class                             which registered
                  NA                                           NA
          ----------------------                      -----------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                         ---------------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                    ------------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

     State the issuer's revenues for its most recent fiscal year. $8,417,120.

     The aggregate market value of the common stock held by nonaffiliates of the issuer as of March 30, 1998 was $5,883,675.

     On March 30, 1998, there were outstanding 4,858,439 shares of the issuer's no par value common stock.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---
DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1998 Annual Meeting of the Shareholders of the issuer are incorporated by reference into Part III of this report.

                                     PART I

         Unless indicated otherwise, the information in this report with respect to Murdock Communications Corporation and its subsidiaries ("MCC" or the "Company") gives effect to (i) the acquisition (the "PIC Acquisition") by MCC on October 31, 1997 of two affiliated companies, Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PICR"), and (ii) the acquisition (the "Incomex Acquisition") by MCC on February 13, 1998 of Incomex, Inc. ("Incomex"). PIC, PICR and Incomex are sometimes collectively referred to herein as the "Acquired Companies."

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         MCC is a provider of telecommunications services primarily to payphone operators, hotels, consumers and businesses. MCC's telecommunications service offerings include automated and operator assisted long distance services, calling card billing services and telecommunications management and consulting services, including the MCC Telemanager(TM) system. During 1997, MCC's revenues were generated primarily through the Lodging Partnership program with AT&T Corp. ("AT&T") pursuant to which the Company routes collect, calling card and operator assisted calls from hotel and motel properties to the AT&T long distance network. Following the completion of the PIC Acquisition, the completion of the Incomex Acquisition and the commercial introduction of the MCC Telemanager system, the Company anticipates that the percentage of the Company's revenues derived from the Lodging Partnership will decline substantially in 1998. See "Forward-Looking Statements."

         PIC ACQUISITION. The Company completed the PIC Acquisition in October 1997. PICR, through its wholly owned subsidiary ATN Communications Incorporated ("ATN"), operates an operator services center and contracts through PIC to provide automated and operator assisted long distance services to payphone operators, consumer service providers, hotels and other institutions. Through ATN's live operator services, the Company offers valued added customer service, technology and account management to its customers. During 1997, the Company also provided automated operator and call processing services ("OSP Services") to certain hotels not enrolled in the Lodging Partnership. OSP Services consist of reselling credit card and collect calls originating at the hotel property and providing a commission to the hotel property. With the completion of the PIC Acquisition, the Company is in the process of discontinuing its OSP Services and replacing such services with ATN's live operator services.

         INCOMEX ACQUISITION. The Company completed the Incomex Acquisition in February 1998. Incomex contracts with Mexican resort hotels to provide international long distance operator services, primarily to the United States. Incomex currently uses a U.S. long distance operator services company to process the calls received from the hotels. During 1998, the Company anticipates that Incomex will move a substantial portion of its call processing volume from this operator services company to ATN's live operator services. Through Incomex, the Company offers value added customer services, training and technology to enhance the profitability of the telephone departments of Mexican resort hotels.

         MCC TELEMANAGER. In September 1997, the Company commenced offering the MCC Telemanager system after testing in key pilot sites since 1996. The MCC Telemanager uses proprietary computer software to monitor telephone activity at a hotel and enable the hotel to identify problems and opportunities for revenue growth by producing reports reflecting an analysis of the costs and revenues derived from the hotel's telecommunications system. The Company anticipates that the MCC Telemanager will generate revenues through a one-time fee for the initial installation and audit and a monthly service fee. At December 31, 1997, there were 67 MCC Telemanager units installed with tests pending with respect to approximately 20 additional placements.

         AT&T LODGING PARTNERSHIP. Through the Lodging Partnership, the Company offers AT&T's operator services bundled with value-added services provided by MCC. The Company receives recurring revenue in the form of commissions and bonus payments from AT&T for calling card, collect and other operator assisted long-distance calls placed from hotel rooms subscribing to this program. Effective January 16, 1998, the Company entered into a new agreement with AT&T (the "New AT&T Agreement") to restructure the Company's arrangements with AT&T principally to increase average commissions per call, provide additional bonus opportunities based on call volume and eliminate minimum requirements with respect to call volume and the number of hotel rooms enrolled in the Lodging Partnership.

         MCC'S MARKETS. Based on the Company's internal market research, management estimates that there are over 2.3 million payphones in the United States, with over 500,000 operated by independent payphone operators and the remainder operated by Regional Bell Operating Companies such as Bell Atlantic or local service providers such as GTE. As of December 31, 1997, the Company provided services to 3,698 payphones in the United States. Based on the Company's internal market research, management estimates that there are approximately 60,000 hotels and motels in the United States, of which approximately 20,000 properties with approximately 3,000,000 to 3,500,000 rooms are in the Company's targeted market of hotels that have more than 100 rooms or owners that control more than one property. As of December 31, 1997, MCC provided services to approximately 126,179 rooms, which includes approximately 103,728 rooms through the Lodging Partnership, 13,369 rooms through the Company's OSP Services and 9,082 rooms through PIC and ATN. The completion of the Incomex Acquisition in February 1998 added approximately 18,000 rooms in Mexican hotels and resorts.

BUSINESS STRATEGY

         The Company's objective is to become a leading provider of operator services to the North American payphone, consumer services, hotel and institutional markets and to be a market leader in providing telecommunications management to businesses through proprietary software and services. During 1997, the Company developed a strategic plan to focus on growth through acquisitions and new software product development. The principal elements of the Company's business strategy include:

         EXPAND MARKETS SERVED. The Company intends to focus its expansion on providing operator services to payphones, consumer services providers, hotels and institutions in expanding geographic markets. The Incomex Acquisition provides the Company with an entry into the hotel and resort market in Mexico and the PIC Acquisition added operator services to payphones and institutions.

         FOCUS ON REVENUE OPPORTUNITIES FROM THE MCC TELEMANAGER SYSTEM. The Company has decided to focus its product development resources on the development and implementation of the MCC Telemanager system. Based on its experience in marketing telecommunications services to hotel and motel properties, the Company believes that the MCC Telemanager system provides the Company with a unique way to monitor and report to customers with respect to the efficiency and the profitability of the customer's telecommunications system and increase revenues both for the customer and MCC. The Company anticipates that the MCC Telemanager will generate revenues through a one-time fee for the initial installation and audit and a monthly service fee. Subject to the availability of sufficient capital and the Company's progress with respect to its other strategic objectives, the Company intends to continue to develop other new technology and services to attract and retain customers and to increase the sources of revenues to the Company.

         INTEGRATE ACQUIRED COMPANIES. Execution of the Company's strategy will require that the operations of the Acquired Companies be effectively integrated with the Company. The Company believes that the combination of the Company and the Acquired Companies will enable the Company to achieve certain operating efficiencies and market growth. The Company plans to move long distance services for a number of hotel rooms in the United States and Mexico from the Lodging Partnership or the Company's OSP Services to ATN's live operator services. The Company believes that moving services to ATN will provide increased margins by reducing license, equipment and other third party fees and through more advantageous pricing. In addition, the Company believes that the hotels serviced by Incomex in Mexico offer a good market for the MCC Telemanager based upon operating inefficiencies in the telecommunications systems at a number of these hotels. As part of its ongoing integration of the Acquired Companies, the Company will attempt to identify and achieve additional operating efficiencies which would not otherwise be available to the Company or any of the Acquired Companies on an individual basis.

         RESTRUCTURE AT&T AGREEMENT. The Company has offered telecommunications services to hotels through the Lodging Partnership with AT&T since October 1994. The Lodging Partnership provides an association of the Company's services with the value of the AT&T brand name. Effective January 16, 1998, the Company entered into the New AT&T Agreement to restructure its agreement with AT&T principally to increase average commissions per call, provide additional bonus opportunities based on call volume and eliminate minimum requirements with respect to call volume and the number of hotel rooms enrolled in the Lodging Partnership. Prior to entering into the New AT&T Agreement, the Company had concluded that minimum room requirements under the old agreement with AT&T forced the Company to keep a number of hotels in the Lodging Partnership where the incremental costs to provide services to such hotels exceeded the revenues generated by the Company from such hotels. In addition, declining call volumes due to "dial around" undercut the commission pricing structure under the old AT&T agreement from the Company's point of view. The Company believes that the New AT&T Agreement gives the Company more flexibility to move hotels from the Lodging Partnership to the Company's OSP Services or live operator services, or to cease providing services to these hotels, based upon the Company's evaluation of the potential gross profits under the available service alternatives. The Company also believes that the New AT&T Agreement will increase average revenue per call with respect to the hotels that remain in the Lodging Partnership.

         The Company's ability to complete its strategic plan is subject to a number of risks and uncertainties including, without limitation, those described under "Forward-Looking Statements" below.

RECENT DEVELOPMENTS

         PIC ACQUISITION. On October 31, 1997, the Company consummated the PIC Acquisition. Pursuant to the PIC Acquisition, MCC Acquisition Corp., a wholly owned subsidiary of the Company ("MCC Sub"), acquired all of the outstanding capital stock of two affiliated companies, PIC and PICR. PIC sells long distance operator services to pay phones, hotels, hospitals, consumer service providers, universities, condominiums and other institutions. PICR, operating through its wholly owned subsidiary, ATN, is a provider of long distance operator services.

         Pursuant to the Stock Purchase Agreement, dated as of August 22, 1997, as amended (the "PIC Agreement"), among MCC Sub, PIC and certain shareholders of PIC, MCC Sub acquired all of the outstanding capital stock of PIC in exchange for a cash payment at closing of $500,000 and the issuance by MCC Sub to certain of the PIC shareholders of a promissory note in the principal amount of $840,000 originally due March 1, 1998 (the "Short-Term Note") and promissory notes with an aggregate principal amount of $1,910,000 due in six installments commencing on January 31, 1998 through April 30, 1999 (the "Long-Term Notes" and, collectively with the Short-Term Note, the "PIC Notes"). Pursuant to the Stock Purchase Agreement, dated as of August 22, 1997, as amended (the "PICR Agreement"), among MCC Sub, PICR, ATN and the shareholders of PICR, MCC Sub acquired all of the outstanding capital stock of PICR in exchange for a cash payment at closing of $30,000 and the issuance by the Company of an aggregate of 300,000 shares of the Company's no par value common stock (the "Common Stock"). In connection with the PIC Acquisition, the Company also loaned $400,000 to ATN for capital expenditures, provided $800,000 to refinance certain notes held by officers of PICR and agreed to provide at least $1,050,000 in cash or Common Stock to finance future acquisitions or growth by PIC and PICR.

         The PICR Agreement provides that the Company will issue additional shares of Common Stock to the extent that the combined earnings before interest, taxes, depreciation and amortization ("EBITDA") of PIC and PICR for either of the first two full twelve-month periods after closing exceeds $1,000,000. Shares of Common Stock with a market value of $1.25 per share based on average trading value will be issued for each dollar of EBITDA over $1,000,000 during either of the twelve-month periods. The Company granted piggyback registration rights to the PICR shareholders with respect to secondary offerings of Common Stock made within three years after the closing of the PIC Acquisition.

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

         Effective February 27, 1998, the holders of the Short-Term Note agreed to extend the due date of the principal and interest under the Short-Term Note from March 1, 1998 to June 30, 1998. On June 30, 1998, the Company will be obligated to pay $840,000 under the Short-Term Note. Two of the holders of the Long-Term Notes (whose notes represent approximately 98.1% of the total principal amount represented by the Long-Term Notes) also agreed to extend the first due date of principal under the Long-Term Notes from January 31, 1998 to February 27, 1998. On February 27, 1998, the Company made a payment of $187,361 to these two holders for the first payment of principal under the Long-Term Notes.

         INCOMEX ACQUISITION. On February 13, 1998, MCC completed its acquisition of Incomex. Incomex is a provider of international operator services to resort hotels in Mexico. Incomex specializes in providing operator services from Mexican hotels to the United States, and, as of February 13, 1998, provided these services to more than 80 hotel and resort properties representing more than 18,000 rooms.

         Pursuant to the Stock Purchase Agreement, dated as of February 13, 1998 (the "Incomex Agreement"), among MCC Sub, Incomex and the shareholders of Incomex, MCC Sub acquired all of the outstanding capital stock of Incomex in exchange for the issuance at closing of 400,000 shares of Common Stock.

         Under the Stock Purchase Agreement, the Incomex shareholders also have the right to receive additional consideration based on the net income before income taxes ("IBT") of Incomex during certain periods after closing. The Incomex shareholders will receive cash consideration equal to 60% of the IBT of Incomex during the period from February 1, 1998 through July 31, 1998. In addition, the Incomex shareholders will receive additional shares of Common Stock at the end of each of the two periods of 12 consecutive full calendar months during the 24 month period beginning August 1, 1998 to the extent that Incomex's IBT exceeds $400,000 during either such 12 month period. Shares of Common Stock with a market value of $1.50 per share based on average trading value will be issued for each dollar of IBT over $400,000 during either of the twelve month periods.

THE AT&T AGREEMENT

         The Company entered into the New AT&T Agreement effective January 16, 1998, superseding the Company's previous agreement with AT&T (the "Old AT&T Agreement"). The New AT&T Agreement requires that the Company route collect, calling card and operator assisted calls from hotel and motel properties included in the Lodging Partnership program through AT&T's long-distance network. The Company is entitled to receive three different types of payments from AT&T under the New AT&T Agreement: call processing commissions, compliance incentive bonuses and quarterly call volume bonuses. AT&T also paid a $200,000 signing bonus to the Company in the fourth quarter of 1997. The Company derived 54% and 63% of its revenues from AT&T for the years ended December 31, 1997 and 1996, respectively.

         Call processing commissions are payable monthly, based upon the number of completed calls directed by the Company to the AT&T long-distance network under the New AT&T Agreement. For the year ended December 31, 1997, the Company earned $2.9 million in call processing commissions from AT&T.

         Under the New AT&T Agreement, AT&T will pay to the Company a quarterly compliance incentive bonus based on the number of completed calls directed by the

Company to the AT&T long-distance network for each month during the quarter. For the year ended December 31, 1997, the Company earned compliance incentive bonuses of $1.2 million.

         The New AT&T Agreement also provides for an additional quarterly bonus of $100,000 if certain call volume targets are met for the quarter. The Old AT&T Agreement did not provide the Company with a comparable bonus. If the Company terminates the AT&T Agreement for any reason prior to the expiration of its initial term on January 16, 2000, the Company must reimburse AT&T for all quarterly incentive bonuses paid to the Company under the New AT&T Agreement.

         AT&T may conduct audits of a sample of hotel and motel properties included in the Lodging Partnership program to determine if the Company's system complies with certain standards as set forth in the New AT&T Agreement. These standards include matters such as identifying AT&T as the provider of operator services, providing dialing instructions near each telephone, assuring the quality of telephone service and minimum standards for connection. Based on the results of these audits, the compliance incentive bonus may be reduced by up to 100% depending on the percentage of noncomplying locations. For purposes of the AT&T compliance audits, any hotel and motel property with one or more noncomplying rooms is considered to be noncomplying in its entirety. Accordingly, the Company would not be entitled to commissions or bonus payments with respect to calls from rooms in any such hotel property until the hotel property was brought into full compliance. AT&T has generally performed compliance audits on a monthly basis and, as of December 31, 1997, had not notified the Company of any noncomplying locations.

         The New AT&T Agreement expires on January 16, 2000, and is automatically renewed for an additional two-year period unless either party thereto terminates the New AT&T Agreement by providing written notice to the other party within 30 days of the expiration date. AT&T has also reserved a number of grounds to terminate the New AT&T Agreement prior to its expiration, including (1) the receipt by AT&T of complaints regarding MCC, (2) claims made against AT&T arising from MCC's acts or omissions, and (3) if AT&T determines that its tariffed services or its public image or goodwill may be adversely affected by the New AT&T Agreement.

TELECOMMUNICATIONS MANAGEMENT AND CONSULTING  SERVICES

        The Company intends to offer a wide array of telecommunications software and consulting services to hotels, institutions and other businesses. At present, the Company's most significant consulting service offering is the MCC Telemanager system. The MCC Telemanager was introduced to the market in September 1997 and, as of December 31, 1997, there were 67 units installed with tests pending with respect to approximately 20 additional placements.

         The MCC Telemanager provides the Company's customers with information regarding the hotel's telecommunications system in management reports which are easy to read and understand by persons lacking specialized expertise in telecommunications. MCC generates this information by remotely accessing information from the hotel's private automatic branch exchange ("PABX"), premise-based call processing equipment. The information is then analyzed based on proprietary computer software programs developed by MCC. The results of this analysis are summarized in reports and graphs that are remotely transmitted to the hotel or motel. Thus, MCC can provide hotel and motel general managers with succinct and useful information on a daily, weekly or monthly basis, including evaluations and recommendations regarding system performance and an analysis of equipment, service and billings. The MCC Telemanager allows hotels to monitor the accuracy of costs charged and revenues and refunds paid by telephone carriers.

         Initially, the Company expects to market the MCC Telemanager to the entire North American hospitality industry with special emphasis toward hotels participating in the Lodging Partnership program, hotels and resorts in Mexico under contract with Incomex and hotels using the Company's OSP services. The Company anticipates that the MCC Telemanager will generate revenues through a one-time fee for the initial installation and audit and a monthly service fee. In future periods, the Company anticipates expanding the market for the MCC Telemanager and its other telecommunications consulting services outside of the hospitality industry to include other businesses. See "Forward-Looking Statements."

THE COMPANY'S SERVICES AND TECHNOLOGY

         MCC generally provides telecommunications services to payphone operators and hotel properties pursuant to one-year contracts. These contracts normally are negotiated with a management company or owner for multiple payphones or properties. MCC provides telecommunications services to payphone operators through ATN's live operator services. MCC generally provides operator services to hotel rooms either through ATN's live operator services or through the Lodging Partnership using AT&T operator services. In all cases, MCC generally utilizes an "intelligent" call processing system to process the calls. This equipment is attached by MCC technicians directly to the payphone or the hotel's telephone trunk lines. The microcomputer in the call processing system is programmed with procedures defining how to route and process calling card and collect calls depending on which operator service program the property utilizes. The Company pays commissions to payphone operators or the hotel management based on calling card and collect calls.

         CALL PROCESSING THROUGH ATN OPERATOR SERVICES. If the Company's call processing equipment is used in conjunction with ATN's live operator services, the Company's equipment routes all calling card and collect calls to the Company's operator services center. Generally, calls to the operator services center are handled by live operators. The Company then processes and bills the calls to the end user and is responsible for the collection of the amounts billed. Because the ATN operator services use live operators rather than automated equipment, the Company generally does not pay equipment and license fees as it does for calls processed through the Company's OSP Services.

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

         CALL PROCESSING THROUGH OSP SERVICE. Most calling card and collect calls through the Company's OSP Services have been handled on an automated basis using equipment that provides dialing instructions via digitized voice messages, identifies the long distance carrier as MCC, validates the calling card being used and stores the billing information of the call. With the completion of the PIC Acquisition, the Company is in the process of discontinuing its OSP Services and replacing such services with ATN's live operator services.

         CHARGED SERVICES. In addition to call processing services, the Company also charges its institutional customers for certain other technology and other services offered by the Company.

         Equipment Sales. MCC provides its customers with telecommunications technology and support, including voice mail and PABX. MCC generally owns or leases the telephone equipment. MCC also provides lease financing (through Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel")) to its customers for the equipment and installs the equipment on the hotel's premises. Berthel held approximately 9.2% of the Common Stock outstanding as of December 31, 1997.

         One-plus Services. Hotel and motel properties using MCC's call processing services for calling card, collect and operator assisted calls can continue to access long distance carriers for direct dial (one-plus) calls through their own arrangements with a preferred long-distance carrier. MCC, however, provides one of its customers access to long distance carriers for one-plus services. These one-plus services are outside the scope of the Lodging Partnership program with AT&T. In providing one-plus services, MCC arranges access with the long distance carrier and resells long distance access to its customer at a price greater than MCC's cost.

         VALUE-ADDED TECHNOLOGY AND SERVICES. Along with operator services, MCC also provides its customers with technical expertise, equipment maintenance services and other value-added offerings without additional charge. These value-added offerings include answer detection, fraud deterrence, equipment maintenance and consulting and management reporting aimed at improving the profitability of hotel telecommunications departments.

         Answer Detection. The Company's call processing equipment provides answer detection to ensure that all room-billed calls are timed correctly. Answer detection not only makes hotel and motel properties more money by ensuring that all room-billed calls are charged to the guest, but also ensures that uncompleted calls do not appear on the guest's folio at check out. If answer detection were not provided by MCC's equipment, hotel and motel properties would need to invest in expensive stand-alone equipment to receive this same benefit.

         Fraud Deterrence. MCC's equipment can be programmed to provide fraud control by denying completion of certain collect 1-800 and 1-900 calls.

         Equipment Maintenance. Equipment located on customer premises can be accessed remotely by MCC technicians, enabling rapid response to customer problems. All technicians are trained and manufacturer certified to service and install equipment manufactured by leading industry vendors, such as Mitel, Xiox, Amtel and Innovations, thus enabling MCC to diagnose problems with all types of telecommunications equipment. Technicians are on-call 24 hours a day and can be dispatched immediately to the customer site. Additionally, MCC maintains a relationship with qualified technicians located in all regions of the United States who also are on-call 24 hours a day.

         Consulting and Management Assistance. MCC provides its customers with a wide variety of assistance in the management of a customer's telecommunications system. As MCC contracts with a new customer, it provides assistance in determining the selection of services. Thereafter, MCC serves as a single point of contact to support the customer's telecommunications needs and to address problems, including service issues relating to third party vendors of telecommunications equipment or services. MCC expects that the new MCC Telemanager program will complement its traditional consulting and management services.

         GUIDE*STAR JOINT VENTURE. During the fourth quarter of 1997, the Company decided to wind up Guide*Star, LLC (the "Joint Venture"), a joint venture formed with MatrixMedia Holdings, Inc. ("MMH") in March 1997 to market access telephones. In forming the Joint Venture, the Company contributed contractual rights to use the Company's speed dial access phones and the IVR technology to the Joint Venture, including the Company's rights pursuant to an Audiotext Services Agreement, dated December 13, 1996 (the "ICI Agreement"), between the Company and Interactive Communications, Inc. ("ICI"). Effective November 30, 1997, the Company agreed to pay approximately $317,000 to ICI in connection with the Company's termination of the ICI Agreement.

         INTERNET ACCESS. Since 1996, the Company has been developing a program to provide special Internet access from designated hotel rooms. The purpose of the program is to equip designated hotel rooms with more efficient, high speed telephone lines designed to better accommodate Internet use and to provide hotels with the opportunity to derive additional income from guests interested in improved Internet access. The Company has decided to suspend development of its Internet access program in order to focus on developing the MCC Telemanager, integrating the PIC Acquisition and the Incomex Acquisition with the Company's operations and implementing the other elements of the Company's business strategy. No prediction can be made at this time as to when, if ever, the Company will resume development of an Internet access program.

         NETWORK SERVICES. The Company, along with another call processing services provider (the "DSP Provider"), had been developing an off-premise network-based technology referred to as the Digital Services Platform ("DSP") to deliver the same value added services currently provided by the Company's premise-based equipment. The DSP Provider utilizes its own proprietary system which potentially could facilitate the development of a DSP system for the hospitality market. The DSP technology was designed to create economies of scale for the Company by concentrating call traffic over existing carrier facilities. The Company and the DSP Provider have decided to terminate the development of a DSP system for the Company. This decision reflects principally the Company's intent to focus its capital resources and management attention on the development of the MCC Telemanager and on an acquisition program and the Company's belief that the development of network services through the Internet could provide an attractive alternative to the development of DSP technology. The Company is currently examining the feasibility of providing private network services through the Internet. However, the Company does not currently have any definitive time frame for developing private network services through the Internet and no prediction can be made at this time as to when, if ever, the Company will develop such a system.

THE COMPANY'S EXISTING MARKETS

         MCC currently markets telecommunications services primarily to payphone operators and hotels. With the PIC Acquisition in October 1997, the commercial introduction of MCC Telemanager in September 1997 and the Incomex Acquisition in February 1998, the Company has changed its strategic focus from concentrating on expanding the Lodging Partnership program to hotels in the United States to providing operator services and telecommunications management and consulting services to a broader market including payphone operators, hotels, consumer service providers and other businesses.

         PIC AND PICR. PIC is a sales and marketing company which sells value added services through operator services contracts with payphone operators, hotels, hospitals, universities, condominiums and other institutions. PICR, operating through its wholly owned subsidiary, ATN, is a provider of long distance operator services which has historically provided operator services to many of PIC's customers.

         INCOMEX. Incomex contracts with Mexican resort hotels to provide international long distance operator services, primarily to the United States. As of February 13, 1998, Incomex provided telecommunications services to more than 80 hotel and motel resort properties representing approximately 18,000 rooms. Incomex's target market includes 1,300 Mexican resort hotels representing approximately 325,000 rooms.

         TELECOMMUNICATIONS MANAGEMENT AND CONSULTING SERVICES. The Company markets the MCC Telemanager to the entire North American hospitality industry with special emphasis toward hotels participating in the Lodging Partnership program and hotels and resorts in Mexico. In future periods, the Company anticipates expanding the market for the MCC Telemanager and its other telecommunications consulting services outside of the hospitality industry to include other businesses. See "Forward-Looking Statements."

         LODGING PARTNERSHIP. The Company markets its telecommunications services through the Lodging Partnership to hotel chains and management groups controlling multiple properties. The Company concentrates on groups with properties having 100 or more rooms. MCC has been able to develop relationships with many of these owners and managers by providing the Company's value-added services along with AT&T operator services through the Lodging Partnership. Through the Lodging Partnership, MCC provides services to hotels and motels in 40 states and the District of Columbia. These customers range from properties primarily serving the business traveler in metropolitan areas to resort properties serving the vacationing public. Although there are many independent hotels and motels in MCC's customer base, the majority of the properties are affiliated with one of the more well-known franchisors, including Holiday Inn, Marriott, Radisson, Sheraton, Hilton and Embassy Suites

COMPETITION

         The Company's markets are highly competitive. The Company's call processing services and operator services compete for hospitality long distance business with a variety of long distance interexchange carriers, including Sprint, MCI and AT&T. Each of the major long distance interexchange carriers provide guests with the ability to "dial around" hotel telephone systems by using special codes such as 10-ATT or 1-800 phone numbers. See "Forward-Looking Statements - Declining Call Volumes." Secondarily, MCC also competes with traditional OSP service companies who specialize in providing services to hotels, pay phone providers and other institutions. Should Sprint, MCI or AT&T choose to compete directly with the Company in providing bundled telephone services to the hospitality industry, such entity would be capable of devoting substantially greater financial, lobbying, technical and marketing resources to such a venture than the Company is capable of providing. There can be no assurance that the Company will be able to compete successfully in its markets. Start-up companies may also choose to enter into the Company's markets with similar products. Any of these companies could form a strategic alliance with a significant partner, such as the Company's relationship with AT&T, and establish itself as a formidable competitor. In addition, the Company may face competition from alternative technologies which are currently under development or which may be developed in the future.

         Competition to provide telecommunications services to payphone operators and the hospitality industry is based principally on price, quality, reliability and customer service. The Company believes that customer service is a particularly significant factor because many hotel and motel property managers and owners have recognized that the costs and complications of operating a telecommunications system for their guests may outweigh the revenue opportunities for the hotel. The Company seeks to assist its customers in maximizing their telecommunications revenue and simplifying telecommunications management.

MARKETING AND SALES

         The Company will seek to expand its business based on the development and delivery to its customers of value-added services, proprietary software technology and value-added equipment and management offerings.

         VALUE-ADDED EQUIPMENT AND MANAGEMENT OFFERINGS. By including value-added equipment offerings as a part of its long distance offerings, MCC believes that it is able to meet the total telecommunications needs of payphone operators, hotel properties and other institutions and businesses more fully than either the interexchange carriers or the OSP Service companies. MCC's value-added equipment offerings include telephone call accounting, direct dial answer detection, voice mail and proprietary telemanagement services, including the MCC Telemanager.

         Additionally, the Company offers its customers a single point of contact management program. MCC coordinates the efforts of various suppliers and vendors to resolve any telecommunications problems and issues on behalf of individual businesses. Management believes this program is particularly appealing to the hotel industry which has been confounded by the multiple vendor environment created by deregulation.

         RELATIONSHIP WITH AT&T. Through the Lodging Partnership with AT&T, MCC is able to associate its telecommunications services with the AT&T brand name and to participate in AT&T's cooperative advertising program. Under this program, AT&T substantially shares in the costs of promoting MCC and AT&T services to the traveling public. This cost-sharing arrangement enables MCC to undertake a national advertising program at dramatically reduced costs.

         MCC'S SALES FORCE. The Company has an internal sales staff which consists of six persons as of December 31, 1997. The Company's sales force provides direct customer contact with each of the Company's hotel and motel accounts. The sales force works in tandem with the Company's technicians to design an appropriate telecommunications program for the customer, including deciding whether to provide services through the Lodging Partnership or the ATN's live operator services and demonstrating the Company's telecommunications management and consulting services such as the MCC Telemanager.

REGULATION

         OVERVIEW. The Company's services are subject to federal and state regulation. The Federal Communications Commission (the "FCC") exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain some jurisdiction over the same facilities and services to the extent they are used to originate or terminate intrastate common carrier communications. The Company holds various federal and state regulatory authorizations. Incomex is subject to regulation by Mexican regulatory authorities and holds a Mexican regulatory authorization.

         FEDERAL REGULATION. The Telecommunications Act of 1996 (the "Telecommunications Act") became effective February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, state and local governments retain most of their existing regulatory authority. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services. The Company does not believe that the Telecommunications Act has had a significant effect on the Company's operations.

         The Company also makes informational filings with the FCC with respect to all tariffs charged for OSP services. The FCC may request further information with respect to, or otherwise challenge, any tariffs that the FCC considers to be unreasonably high. As of December 31, 1997, the FCC had not commented on or challenged the Company's tariffs.

         STATE REGULATION. The Company is also subject to various state laws and regulations. Most public utilities commissions subject OSP service providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for OSP services that are classified as intrastate (for example, inter-LATA calls that are within a single state). The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements. Accordingly, each time the Company changes its tariffs with respect to intrastate OSP services, it must obtain the necessary regulatory approvals from the state. The length of time required to obtain certification or approval for a tariff varies from state to state, but generally does not exceed a period of between 90 days and 6 months. Because the state requirements regarding tariff filings do not apply to the

Company's services provided through the Lodging Partnership, the Company does not believe that such regulations have a material effect on the Company's business.

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

EMPLOYEES

         As of December 31, 1997, MCC had 103 full-time employees and 15 part-time employees. The Company believes its relationships with its employees are good. None of the Company's employees is subject to a collective bargaining agreement.

YEAR 2000 COMPLIANCE

         Management believes that the MCC Telemanager and all related software and hardware are in compliance with respect to the year 2000 issue. The Company has initiated a review of its other computer applications and currently is unable to determine the effect on the Company of year 2000 compliance with respect to such applications.

ITEM 2.  DESCRIPTION OF PROPERTY

         MCC maintains its principal business offices in Cedar Rapids, Iowa, where it owns and occupies approximately 8,000 square feet of combined office and warehouse space, subject to a first mortgage held by Venture Investments, an unrelated third party. The Company believes that this space is adequate for the Company's present needs.

         The following sets forth certain information with respect to the significant facilities leased by the Company through PIC, PICR and Incomex.


                                                    CURRENT
                                  APPROX. SQUARE    MONTHLY
LOCATION                              FOOTAGE        RENT     LESSOR                  LEASE TERMINATION
--------------------------------- --------------   --------   ------                  -----------------
Austin, Texas                          2,100          $3,240  Kucera                    June 1, 2001

San Antonio, Texas                     1,100          $1,408  Texas "NAME" Ltd.         June 30, 1998

Mobile, Alabama                       11,820          $1,252  Sunmed Management Inc.    May 31, 2002

Huntington Beach, California             850          $1,223  Make-up Artist Agency     August 1, 2000

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HISTORICAL TRADING INFORMATION AND DIVIDEND POLICY

         During all of 1997, the Common Stock was traded on the Nasdaq SmallCap Market under the symbol "MURC" and the Company's Redeemable Common Stock Purchase Warrants ("Warrants") were traded on the Nasdaq SmallCap Market under the symbol "MURCW." Effective January 2, 1998, the Common Stock and the Warrants were delisted from the Nasdaq SmallCap Market and commenced trading on the Nasdaq Bulletin Board under the same trading symbols. The following table sets forth the high and low bid quotations for the Common Stock and Warrants as reported by Nasdaq. Such transactions reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       Common Stock                         Warrants
                                                       ------------                         ---------
                  Quarter                          High              Low              High              Low
                  -------                          ----              ---              ----              ---
FISCAL 1996
Fourth (from October 21, 1996)                    4-1/2             2-3/8            1-5/8              3/8

FISCAL 1997
First                                             4-3/4             3-1/8            1-1/2              3/4
Second                                           4-11/16            2-7/8            1-1/8             9/16
Third                                             3-1/2            2-7/16            15/16             5/16
Fourth                                           3-13/16            11/16             7/8               1/4

         At December 31, 1997, there were approximately 122 holders of record of Common Stock.

         The Company has not paid any cash dividends on the Common Stock in the last three years. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In September 1997, the Company commenced an offering of up to $5,000,000 of its Series A Convertible Preferred Stock (the "Convertible Preferred Stock") in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D under the Securities Act. The Company paid commissions of up to 7% of the gross proceeds of the offering to its placement agent. As of December 31, 1997, the Company had sold a total of 16,250 shares of Convertible Preferred Stock in the offering and received gross cash proceeds of $1,625,000, paid commissions of $64,750, paid other expenses of $23,250 and received net proceeds of approximately $1,537,000 from the issuance and sale of shares of Convertible Preferred Stock pursuant to the offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of telecommunications services primarily to payphone operators, hotels, consumers and businesses. From its inception in 1989 through 1994, the Company's primary source of revenue was generated by providing operator services to the hospitality industry as an OSP Services provider. Initially, the Company entered into contracts with hotels or motels pursuant to which the Company carried call traffic and recorded the entire gross price of the call as revenue. The Company then processed and billed the end user through a third party billing and collection company. The Company's gross margin was the gross price of the calls, less the costs of commissions paid to the hotels and motels, transmission, maintenance and billing and collection.

         By late 1994, the Company recognized that the number of calls placed through OSP service companies had been decreasing dramatically due to the use of proprietary calling cards and other dial-around activities (such as 1-800-CALL
ATT). Additionally, due in part to the negative publicity caused by the unethical practices of some OSP service companies and the intense advertising directed at the traveling public by interexchange companies (primarily AT&T), hotel and motel properties had become increasingly more reluctant to sign long-term agreements with OSP service companies. In response to this fundamental change in the industry, the Company entered into a contract with AT&T in October 1994 to route operator services traffic to AT&T through the Lodging Partnership program.

         The Lodging Partnership program with AT&T changed the way that MCC recorded revenue on each call. Under the Lodging Partnership, AT&T carries the traffic, processes the calls and bills the end user. In return, AT&T pays MCC commissions on the calls dialed. Rather than recording the gross revenue per call, MCC records the net commission per call received from AT&T. The gross margin for calls routed over the AT&T network consists of the net commissions and bonuses paid by AT&T, less the cost of commissions paid to hotel and motel properties and maintenance. This change resulted in lower gross margins, partially offset by larger call volumes with existing customers and growth in new customers.

         Effective January 16, 1998, the Company entered into the New AT&T Agreement to restructure its agreement with AT&T principally to increase average commissions per call, provide additional bonus opportunities based on call volume and eliminate minimum requirements with respect to call volume and the number of hotel rooms enrolled in the Lodging Partnership. Prior to entering into the New AT&T Agreement, the Company had concluded that minimum room requirements under the Old AT&T Agreement forced the Company to keep a number of hotels in the Lodging Partnership where the incremental costs to provide services to such hotels exceeded the revenues generated by the Company from such hotels. In addition, declining call volumes due to "dial around" undercut the commission pricing structure under the old AT&T agreement from the Company's point of view. The Company believes that the New AT&T Agreement gives the Company more flexibility to move hotels from the Lodging Partnership to the Company's OSP Services or live operator services, or to cease providing services to hotels, based upon the Company's evaluation of the available service alternatives and the preferences of the hotel. The Company also believes that the New AT&T Agreement will increase average revenue per call with respect to hotels that remain in the Lodging Partnership. See "Forward-Looking Statements." The number of rooms in the Lodging Partnership were approximately 103,728 as of December 31, 1997 (approximately 82% of the total number of rooms serviced by the Company).

         With the commercial introduction of the MCC Telemanager in September 1997, the completion of the PIC Acquisition in October 1997 and the completion of the Incomex Acquisition in February 1998, the Company expects that the percentage of its revenues derived from the Lodging Partnership will decline substantially in 1998. See "Forward-Looking Statements." The Company expects that its operating results in 1998 will be significantly affected by the operations of the Acquired Companies. The Company currently conducts its business through (i) the Murdock Operating Unit, which includes telecommunications management and consulting services, call processing services primarily through the Lodging Partnership program with AT&T, one-plus services and related value added services, (ii) the PIC/ATN group, which provides operator services and related valued added services, and (iii) Incomex, which provides long distance services to Mexican resort hotels.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations items and the percentages that such items bear to revenues:

                                                                  Years ended December 31,
                                                     -----------------------------------------------
                                                      1997                1996                 1995
                                                      ----                ----                 ----

Revenues   ................................             100%              100%                 100%
Cost of sales   ...........................              75                64                   57
Selling, general, and administrative.......              56                34                   26
Depreciation and amortization .............              25                28                   31
Loss from joint venture  ..................              12                --                   --
Loss from impairment of property,
  equipment and intangible assets .........              16                --                   --
                                                      -----             -----                -----
Total operating expenses  .................             184%              126%                 114%
Operating (loss)...........................             (84)              (26)                 (14)
Interest expense...........................              10                18                   14
Income taxes   ............................              --                --                   --
Extraordinary gain  .......................              --                13                   --
                                                         --                --                   --
                                                      -----             -----                -----
Net (loss)  ...............................             (94)%             (31)%                (28)%
                                                      =====             =====                =====


     The information for the year ended December 31, 1997 in the preceding table includes statement of operations data for PIC and PICR after the consummation of the PIC Acquisition on October 31, 1997.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

     REVENUES. Consolidated call processing revenues increased $1.2 million, or 19%, to $7.6 million for the twelve months ended December 31, 1997 from $6.4 million for the twelve months ended December 31, 1996. The completion of the PIC Acquisition in October 1997 resulted in call processing revenues of $1.4 million over approximately two months. Call processing revenues derived from the Murdock Operating Unit were $6.2 million for the twelve months ended December 31, 1997 compared to $6.4 million for the twelve months ended December 31, 1996. One-plus revenues declined $100,000, or 13%, to $700,000 for the twelve months ended December 31, 1997 from $800,000 for the twelve months ended December 31, 1996. The decrease in one-plus revenues was due to the continued decline in rooms managed by Larken, Inc., the hotel management company that purchases the Company's one-plus services. Calling commissions primarily from AT&T decreased $100,000, or 3%, to $2.9 million for the twelve months ended December 31, 1997 from $3.0 million for the twelve months ended December 31, 1996. This decrease was primarily caused by a decrease in the average call count per room from an average of approximately 6 calls per month for the twelve months ended December 31, 1996 to an average of approximately 5 calls per month for the twelve months ended December 31, 1997, partially offset by an increase in the average number of hotel rooms under contract through the Lodging Partnership.

In addition to call processing commissions based on call volumes, the Company's old agreement with AT&T, which was in effect during 1997 and 1996, provided the Company monthly compliance bonuses for the attaining specific call volume thresholds from rooms that complied with certain requirements under the contract and signing bonuses based on reaching thresholds with respect to the number of rooms under contract and enrolled in the Lodging Partnership program. The compliance bonuses were $1.2 million for the twelve months ended December 31, 1997 and $1.2 million for the twelve months ended December 31, 1996. Signing bonuses from AT&T decreased $800,000, or 80%, to $200,000 for the twelve months ended December 31, 1997 from $1.0 million for the twelve months December 31, 1996.

     Effective January 16, 1998, the Company and AT&T entered into the New AT&T Agreement. The New AT&T Agreement restructures the Company's arrangements with AT&T principally to eliminate minimum requirements with respect to call volume and the number of hotel rooms enrolled in the Lodging Partnership, increase rates for call processing commissions, increase rates for compliance incentive bonuses and provide a quarterly bonus of $100,000 if certain call volume targets are met for the quarter.

     The Murdock Operating Unit provided services to 117,097 rooms as of December 31, 1997, as compared to the 96,000 rooms under contract as of December 31, 1996.

     Equipment sales by the Murdock Operating Unit generated a net profit of $128,000 for the twelve months ended December 31, 1997, as compared to a net profit of $58,000 for the twelve months ended December 31, 1996, an increase of $70,000 or 121%. This increase was primarily due to increased sales efforts with respect to equipment sales.

     COST OF SALES. The consolidated cost of sales for call processing increased $1.1 million, or 23%, to $5.9 million for the twelve months ended December 31, 1997 from $4.8 million for the twelve months ended December 31, 1996. The completion of the PIC Acquisition in October 1997 resulted in call processing costs of $875,000 over approximately two months. Costs associated with the transmission of OSP and one-plus services for the Murdock Operating Unit decreased $259,000, or 28%, to $673,000 for the twelve months ended December 31, 1997 from $932,000 for the twelve months ended December 31, 1996. This decrease was primarily due to a reduction in the number of properties under contract for OSP Services. The cost of calling commissions and related bonuses with respect to the Lodging Partnership increased $400,000, or 11%, to $4.1 million for the twelve months ended December 31 1997 from $3.7 million for the twelve months ended December 31, 1996. This increase was primarily due to increased signing and agent bonuses and commissions. With the New AT&T Agreement in 1998, the Company intends eliminate unprofitable hotels from the Lodging Partnership where practicable and to decrease its reliance on call processing in favor of a greater focus on the MCC Telemanager product and services. See "Forward-Looking Statements."

     GROSS OPERATING PROFIT. Consolidated gross operating profit decreased $800,000, or 28%, to $2.1 million for the twelve months ended December 31, 1997 from $2.9 million for the twelve months ended December 31, 1996. Gross operating profit was adversely affected primarily by the unfavorable trend in signing bonuses earned by the Murdock Operating Unit.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses increased $1.9 million, or 68%, to $4.7 million for the twelve months ended December 31, 1997 from $2.8 million for the twelve months ended December 31, 1996. The completion of the PIC Acquisition in October 1997 resulted in selling, general and administrative expenses of $402,000 over approximately two months. Employee compensation increased by $341,000 in 1997 as compared to 1996, primarily due to the addition of the Company's Chief Executive Officer in April 1997 and expanded staff in connection with the commercial introduction of the MCC Telemanager. Travel expenses increased by $87,000 in 1997 as compared to 1996, primarily due to the PIC Acquisition and sales efforts in presenting the MCC Telemanager to the hotel industry. Advertising and marketing expenses increased by $157,000 in 1997 as compared to 1996, primarily due to an effort in the fourth quarter of 1997 to enroll hotels in the AT&T Lodging Partnership in order to exceed room thresholds required to earn bonuses and the marketing of the MCC Telemanager. Expenses relating to professional services increased by $285,000 in 1997 as compared to 1996, primarily representing legal and accounting fees as well as technical support in the development of the MCC Telemanager. Expenses related to repairs of equipment required for OSP and related transmission services increased by $83,000 in 1997 as compared to 1996. Bonus payments and other costs associated with signing hotels under the Lodging Partnership increased by $411,000 in 1997 as compared to 1996. Reserves for bad debts increased $77,000, to $97,000 at December 31, 1997 from $20,000 December 31, 1996.

     DEPRECIATION AND AMORTIZATION EXPENSES. Consolidated depreciation and amortization expenses decreased $200,000, or 9%, to $2.1 million for the twelve months ended December 31, 1997 from $2.3 million for the twelve months ended December 31, 1996. The completion of the PIC Acquisition in October 1997 resulted in depreciation and amortization expenses of $73,000 for approximately two months. This decrease was due to certain of the Company's assets becoming fully depreciated during 1997.

     LOSS FROM JOINT VENTURE. On December 13, 1996, the Company purchased all rights and interests in interactive voice response hardware from ICI for a cash price of $361,600. Subsequently, on January 31, 1997, the Company entered into an agreement with an unrelated third party to form a joint venture, Guide*Star, L.L.C. The Company contributed assets with a carrying value of $349,574 in exchange for a 50% ownership interest and a preferential distribution of $496,934. During the fourth quarter of 1997, due to the non-performance of the joint venture, management decided to cease the operations of the joint venture. All assets, tangible and intangible, of the joint venture were written off resulting in a loss to the Company of $993,329 for the year ended December 31, 1997.

     LOSS FROM IMPAIRMENT OF PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS. For the twelve months ended December 31, 1997, the Company recorded a write-down of $1.4 million from asset impairment. This impairment is due to the PIC Acquisition and the determination that equipment and intangible assets related to processing OSP calls were no longer needed or became functionally obsolete after the transfer of call traffic to ATN.

     INTEREST EXPENSE. Consolidated interest expense decreased $600,000, or 43%, to $800,000 for the twelve months ended December 31, 1997 from $1.4 million for the twelve months ended December 31, 1996. Approximately $3.3 million of the Company's debt was retired with the proceeds from the October 24, 1996 initial public offering in fourth quarter 1996.

     EXTRAORDINARY GAIN. The Company recorded an extraordinary gain on debt restructuring with a related party of $1.1 million in 1996. There were no extraordinary transactions for the twelve months ended December 31, 1997.

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

     REVENUES. Call processing revenues decreased to $6.3 million for the twelve months ended December 31, 1996 from $6.9 million for the twelve months ended December 31, 1995, representing a decrease of $600,000 or 9%. This decrease was primarily caused by the decrease in OSP calls carried by the Company as it converted customers into the Lodging Partnership program with AT&T because the Company receives a commission on a per call basis under the Lodging Partnership rather than recording the gross amount of the phone call based on the phone calls' duration. OSP revenues decreased to $1.2 million for the twelve months ended December 31, 1996, from $3.2 million for the twelve months ended December 31, 1995, representing a decrease of $2 million or 63%. OSP revenues decreased because the Company moved hotel and motel rooms from its OSP services to the Lodging Partnership program with AT&T. Calling commissions primarily from AT&T increased to $4.2 million for the twelve months ended December 31, 1996 from $2.6 million for the twelve months ended December 31, 1995, an increase of $1.6 million or 65%. This increase was primarily due to the increased number of rooms and to an increased commission per call. In December 1995, the Company entered into an agreement with AT&T that provided for recurring payments made to the Company based upon the number of calls carried by AT&T from hotels in the Lodging Partnership. The Company recorded $1 million under this arrangement for the twelve months ended December 31, 1996. One-plus revenues decreased to $800,000 for the twelve months ended December 31, 1996 from $1.1 million for the twelve months ended December 31, 1995, representing a decrease of $300,000 or 27%. The decrease was attributable to a decrease in the number of hotel or motel properties provided one-plus services, from 38 to 26, as a result of the reduction in the number of properties owned by Larken, Inc., the hotel management company that purchases the Company's one-plus services.

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

     COST OF SALES. Cost of sales for call processing was $4.8 million for the twelve months ended December 31, 1996, and $4.8 million for the twelve months ended December 31, 1995. Cost of transmission associated with providing OSP services and one-plus services decreased to $932,000 for the twelve months ended December 31, 1996, from $1.26 million for the twelve months ended December 31, 1995, for a decrease of $328,000 or 26%. Other expenses of providing OSP services decreased to $74,000 for the twelve months ended December 31, 1996, from $293,000 for the twelve months ended December 31, 1995, for a decrease of $219,000 or a decrease of 75%. These decreases were offset by an increase in the cost of commissions resulting from the Company's decision to move hotels and motels to the Lodging Partnership. Commissions paid to hotels and motels increased to $3.7 million for the twelve months ended December 31, 1996 from $3.3 million for the twelve months ended December 31, 1995, and increased as a percent of revenues to 45% for the twelve months ended December 31, 1996, from 37% for the twelve months ended December 31, 1995. Commissions paid to certain hotels and motels which were transferred to the Lodging Partnership program from the Company's OSP program are based on historical gross profits derived with respect to that property regardless of whether services are provided through OSP or the Lodging Partnership. The commission expense was approximately $274,000 more than if these properties were paid under a typical Lodging Partnership program. Cost of sales as a percentage of revenues increased to 65% for the twelve months ended December 31, 1996, from 59% for the twelve months ended December 31, 1995.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, increased to $2.7 million for the twelve months ended December 31, 1996, from $2.3 million for the twelve months ended December 31, 1995, an increase of $400,000 or 17%. This increase was due primarily to normal salary increases, the addition of four full time employees and the establishment of an office and warehouse in Dallas, Texas. Selling, general and administrative expenses include expenses incurred as the Company expands its customer base. Adding new customers to the Company's base generally requires up-front selling expenses and equipment installation expenses which may vary significantly depending on the customer.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased to $2.3 million for the twelve months ended December 31, 1996 from $2.7 for the twelve months ended December 31, 1995. During 1995, the Company adopted Statement of Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Adoption of this standard resulted in the reduction in carrying amount of idle telecommunications equipment under capital lease in the amount of $400,000. No impairment-related expense was recorded in 1996.

     INTEREST EXPENSE. Interest expense increased to $1.45 million for the twelve months ended December 31, 1996, from $1.29 million for the twelve months ended December 31, 1995, an increase of $160,000 or 12%. The increase was attributable to additional borrowings in the form of notes payable and new lease obligations with Berthel, bridge financing and the corresponding discounts and fees, and additional notes from financial institutions.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's current liabilities of $6.5 million exceeded current assets of $1.5 million resulting in a working capital deficit of $5.0 million. During 1997, the Company used $1.2 million in cash for operating activities, and used $1.7 million in investing activities, primarily the purchase of equipment and the PIC Acquisition. The Company received proceeds from new debt financing of $1.5 million and repaid borrowings on notes payable and made payments on capital lease obligations of $800,000. During 1997, the Company received $1.6 million in proceeds from the sale of the Convertible Preferred Stock and paid $90,000 in offering costs (including sales commissions). These activities resulted in an decrease in available cash of $700,000 for the twelve months ended December 31, 1997.

     The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. The total amount of lease and debt financing with Berthel at December 31, 1997 was $5.9 million. The Company currently makes monthly lease and debt payments of approximately $75,000, in the aggregate, pursuant to these financing arrangements.

     As of December 31, 1997, the Company had borrowed $475,000 under two revolving credit facilities with one financial institution which were past due and $400,000 under a $400,000 revolving credit facility with another financial institution due March 28, 1998. The Company's anticipated debt service obligations in 1998 under its existing credit facilities, lease and debt financing with Berthel and the PIC Notes are approximately $3.1 million.

     The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures in 1998, including approximately $1.5 million that the Company estimates will be required in 1998 to proceed with the scheduled implementation of the MCC Telemanager system, approximately $3.1 million of debt service obligations in 1998 and up to $2.0 million for telecommunications equipment for PIC, PICR and Incomex. The Company currently estimates that it will need at least $6.6 million in debt or equity financings in 1998, or through cash flows from operations, to fund its working capital needs, debt obligations and capital expenditures. No assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward-Looking Statements" below.

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

     OPERATING LOSSES AND WORKING CAPITAL DEFICIT. The Company incurred net losses of $2,524,407, $2,487,639 and $7,900,008 for the years ended December 31, 1995, 1996 and 1997, respectively, and had a working capital deficiency at December 31, 1997 of $4,971,012. No assurance can be given that the Company will achieve or sustain profitability. If the Company cannot achieve operating profitability or positive cash flows, it may not be able to meet its debt service or working capital requirements, which could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     FUTURE CAPITAL REQUIREMENTS. The Company's business is capital intensive and requires substantial capital investment to achieve growth. In addition, the Company has incurred significant losses over the last three years. As a result, the Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures. The Company believes that it will require additional capital in 1998 for working capital and to finance its continuing expansion, the development of new products and services, including the implementation of the MCC Telemanager system and repayment of the PIC Notes. Adequate funds may not be available when needed, or in an amount or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its product or market development plans or otherwise have a material adverse effect on the Company. In addition, the failure to repay the PIC Notes when due could permit the PIC shareholders to rescind the PIC Acquisition or attach the shares of PIC stock and PICR stock pledged by MCC Sub as collateral for the PIC Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business -- Recent Developments -- PIC Acquisition."

     IMPLEMENTATION OF MCC TELEMANAGER SYSTEM. The Company will be dependent in part on the successful implementation of the MCC Telemanager system to achieve profitability and positive cash flows over the next two years. The Company's ability to implement its marketing plans for the MCC Telemanager system is subject to a number of uncertainties, including its ability to raise adequate capital to fund the implementation of the MCC Telemanager system, market acceptance of the MCC Telemanager system and the capability of the MCC Telemanager technology to work for its intended purpose. Any delays in the implementation of the MCC Telemanager system or any failure of the MCC Telemanager system to achieve market acceptance could have a material adverse effect on the Company. See "--Implementation of New Technology" and "--Future Capital Requirements."

     DECLINING CALL VOLUMES. A significant percentage of the Company's revenues has been dependent upon the amount of call traffic processed by the Company either through the Lodging Partnership with AT&T or the Company's OSP services. In recent years, major long distance companies, including AT&T, have aggressively advertised to encourage customers to "dial around" hotel telephone systems by using special codes such as 10-ATT or 1-800 phone numbers. The growing prevalence of dial around has had a significant negative effect on the amount of call traffic handled by the Company, including call traffic processed through the Lodging Partnership. Management estimates that call volumes through the Lodging Partnership declined from approximately 8 calls per room per month during the first half of 1996 to approximately 5 calls per room per month during 1997. The declining call volumes adversely affected the Company's revenues and net income during 1997. Effective January 16, 1998, the Company entered into the New AT&T Agreement with AT&T. The New AT&T Agreement increases per call revenues, in part to address the effects of the Company's declining call volumes due to "dial around." However, under the New AT&T Agreement, a significant portion of the Company's revenues continue to be dependent upon call volumes. The number of calls handled by the Company may continue to decline in future quarters and declining call volumes may have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     NO ASSURANCES THAT BUSINESSES CAN BE COMBINED SUCCESSFULLY. The integration of the operations of the Company and the Acquired Companies will require the dedication of management resources, which will detract from attention to the day-to-day business of the combined company. The combination of the Company and the Acquired Companies will also require the coordination of geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. The process of combining the Company and the Acquired Companies may cause an interruption of, or a loss of momentum in, the activities of the companies' businesses, which could have an adverse effect on the revenues and operating results of the Company, at least in the near term. The Company's ability to manage its growth effectively will require it to continue to improve its operational and financial systems and controls, and to attract, retain, motivate and manage employees effectively.

     DEPENDENCE ON CONTINUING RELATIONSHIP WITH AT&T. The Company derived 54% of its revenues from AT&T for the year ended December 31, 1997. The New AT&T Agreement initially expires on January 16, 2000, but is automatically renewed for an additional two-year term unless either party thereto terminates the New AT&T Agreement by providing written notice to the other party within 30 days of the expiration date. AT&T has also reserved a number of grounds to terminate the New AT&T Agreement prior to its expiration. With the commercial introduction of the MCC Telemanager in September 1997, the completion of the PIC Acquisition in October 1997 and the completion of the Incomex Acquisition in February 1998, the Company expects that the percentage of its revenues derived from the Lodging Partnership will decline substantially in 1998. However, no assurance can be given that the Company will not remain significantly dependent on revenues from the Lodging Partnership in 1998 and future periods.

     AT&T competes with the Company by providing long-distance services directly to hotels and motels, although AT&T does not presently offer value-added technology and services comparable to those offered by the Company. AT&T's competitive position may cause potential conflicts of interest and may affect AT&T's business strategy with respect to the Lodging Partnership, including a decision with respect to renewal of the New AT&T Agreement. The Company believes the value that MCC adds to the Lodging Partnership program (through the Company's contracts with hotels and motels) should assure a long-term relationship with AT&T, and that a similar relationship could be developed with other long distance carriers such as Sprint Corporation ("Sprint") or MCI Communications Corporation ("MCI"). No assurance can be given, however, that the Company could successfully negotiate and enter into an agreement with MCI, Sprint or any other long-distance carrier if the New AT&T Agreement is terminated or not renewed, or that any such agreement would be on terms favorable to the Company. Accordingly, MCC's business and financial prospects could be adversely affected if its relationship with AT&T were disrupted. See "Description of Business - AT&T Agreement."

     COMPETITION. Competition in the telecommunications industry is intense. The Company competes with numerous companies, including AT&T, MCI, Sprint, U.S. Long Distance and National Operator Services, to provide telecommunications services to North American payphone operators and hotel properties. Should any of these entitles choose to compete directly with the Company in providing bundled telephone services to the hospitality industry, such entity would be capable of devoting substantially greater financial, lobbying, technical and marketing resources to such a venture than the Company is capable of providing. In addition, start up companies may choose to enter into the Company's markets with similar products. Any of these companies could form a strategic alliance with a significant partner, such as the Company's relationship with AT&T, and establish itself as a formidable competitor. See "Description of Business - Competition."

     IMPLEMENTATION OF NEW TECHNOLOGY. The Company's future growth will be dependent in part on its ability to identify and develop new services. There can be no assurance that the Company will be successful in identifying and developing new services, that the new services developed by the Company will achieve market acceptance or that the technology necessary for such new services will be free from defects. Because of the importance of telecommunications services to the hospitality industry, the Company's customers and potential customers may be particularly sensitive to product defects. Despite testing by the Company and by current and potential customers, there can be no assurance that errors will not be found in new products after installation, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which may have a material adverse effect upon the Company's business, operating results and financial condition.

     In addition, in view of the Company's limited capital resources, the Company has decided to focus its development efforts on a limited number of products, including the MCC Telemanager, while delaying or suspending other product development efforts. There can be no assurance that the Company will have adequate capital in the future to develop and implement new technology to remain competitive in its markets.

     RELIANCE ON KEY PERSONNEL. MCC is dependent upon the efforts of its officers and other key personnel. The loss of certain of these key employees, including Guy O. Murdock, the Company's Chairman of the Board, Thomas E. Chaplin, the Company's Chief Executive Officer, and Colin P. Halford, the Company's President, could have a material adverse effect on the Company. Although the Company has entered into employment agreements with Guy Murdock, Thomas Chaplin and Colin Halford, there can be no assurance that the Company will be able to retain them or its other key employees in the future. The Company's success will depend on its ability to retain key employees, employ additional capable executives and implement an effective management structure. The Company has obtained $1,000,000 in key man life insurance for Mr. Murdock. See "Management."

     RELIANCE ON PURCHASE AND LEASING ARRANGEMENTS. At the site of each new hotel customer, the Company generally installs equipment from a number of vendors and then sells the equipment to Berthel at cost plus a margin for profit and enters into a leaseback transaction with Berthel. The Company has obtained substantially all of its telecommunications equipment through such purchase and leasing arrangements. Although the Company believes that such equipment supply and lease financing arrangements are available from multiple sources, if the Company were unable to obtain similar arrangements from other parties the Company's services and planned expansion may be delayed or decreased. Any such decrease or delay in services could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.    FINANCIAL STATEMENTS

     The consolidated financial statements of the Company and notes thereto are filed under this item beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed on or before April 30, 1998.

ITEM 10.      EXECUTIVE COMPENSATION

         Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed on or before April 30, 1998.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed on or before April 30, 1998.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed on or before April 30, 1998.

<

                                      -----------------------------------------
                                      MURDOCK COMMUNICATIONS CORPORATION

                                      Consolidated Financial Statements for the
                                      Years Ended December 31, 1997 and 1996 and
                                      Independent Auditors' Report

MURDOCK COMMUNICATIONS CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets                                             F-2

  Consolidated Statements of Operations                                   F-3

  Consolidated Statements of Redeemable Securities                        F-4

  Consolidated Statements of Shareholders' Equity (Deficiency)            F-5

  Consolidated Statements of Cash Flows                                   F-7

  Notes to Consolidated Financial Statements                              F-10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Murdock Communications Corporation
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable securities, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, deficit working capital and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche
Cedar Rapids, Iowa
March 25, 1998

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS (Notes 6 and  7)                                                                  1997              1996

CURRENT ASSETS:
  Cash                                                                            $    547,737      $  1,241,897
  Accounts receivable, less allowance for doubtful
    accounts: 1997 - $376,589, 1996 - $30,000                                          846,414           726,282
  AT&T commission receivable (Note 2)                                                     --             500,000
  Inventory                                                                               --              51,091
  Prepaid expenses and other current assets                                            109,186           179,639
                                                                                  ------------      ------------
           Total current assets                                                      1,503,337         2,698,909
                                                                                  ------------      ------------



PROPERTY AND EQUIPMENT:
  Land and building                                                                    463,693           432,472
  Telecommunications equipment                                                       8,530,536         7,490,209
  Furniture and equipment                                                              537,550           270,011
                                                                                  ------------      ------------
                                                                                     9,531,779         8,192,692
  Accumulated depreciation                                                          (7,400,982)       (6,234,203)
                                                                                  ------------      ------------
                                                                                     2,130,797         1,958,489
  Telecommunications equipment under capital lease,
    net of accumulated amortization:  1997 - $3,209,405,
    1996 - $3,324,850                                                                  370,706         1,845,437
                                                                                  ------------      ------------
           Property and equipment, net                                               2,501,503         3,803,926
                                                                                  ------------      ------------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $70,061                               4,133,648              --
  Cost of purchased site contracts, net of accumulated amortization:
    1997 - $1,797,213,  1996 - $1,185,682                                              484,355           626,723
  Other intangible assets, net of accumulated amortization:
    1997 - $22,911, 1996 - $258,333                                                    397,556           241,667
  Other noncurrent assets                                                              365,654           107,861
                                                                                  ------------      ------------

           Total other assets                                                        5,381,213           976,251
                                                                                  ------------      ------------

TOTAL                                                                             $  9,386,053      $  7,479,086
                                                                                  ============      ============



LIABILITIES, REDEEMABLE SECURITY AND                                                   1997              1996
  SHAREHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
  Notes payable (Note 6)                                                          $  1,715,000      $       --
  Outstanding checks in excess of bank balances                                        231,452              --
  Accounts payable                                                                   1,684,090           530,482
  Accrued expenses                                                                   1,453,334           537,962
  Current portion of capital lease obligations
    principally with a related party (Note 15)                                         181,322           895,526
  Current portion of long-term debt with related parties (Note 7)                      394,751           133,541
  Current portion of long-term debt, others (Note 7)                                   814,400            15,217
                                                                                  ------------      ------------
           Total current liabilities                                                 6,474,349         2,112,728

  LONG-TERM LIABILITIES:
  Capital lease obligations principally with a related party,
    less current portion (Note 15)                                                   3,375,011         2,608,952
  Long-term debt with related parties, less current portion (Note 7)                 2,181,415         1,206,117
  Long-term debt, others, less current portion (Note 7)                              1,404,907           278,358
  Accumulated loss of joint venture in excess of initial investment (Note 5)           380,913              --
  Deferred income (Note 8)                                                              51,447            73,875
                                                                                  ------------      ------------
           Total liabilities                                                        13,868,042         6,280,030
                                                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 5, 15 and 20)

REDEEMABLE SECURITY:
  10% Series A Redeemable Preferred Stock, no par or stated value (Note 9):
    Authorized-45,000 shares
    Issued and outstanding - 200 shares                                                   --              24,480
                                                                                  ------------      ------------
SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 1):
  8%Series A Convertible Preferred Stock, $100 stated value (Notes 9 and 20):
    Authorized - 50,000 shares
    Issued and outstanding - 16,250 shares                                           1,544,146              --
  Common stock, no par or stated value (Notes 10, 12 and 20):
    Authorized - 20,000,000 shares
    Issued and outstanding:  1997 - 4,458,439 shares; 1996 - 4,152,494 shares       11,343,308        10,820,898
  Common stock warrants (Notes 7, 11, 15, 19 and 20):
    Issued and outstanding:  1997 -1,909,729; 1996 - 933,089                           315,400           113,336
  Additional paid-in capital                                                           134,000           124,000
  Accumulated deficit                                                              (17,818,843)       (9,883,658)
                                                                                  ------------      ------------
           Total  shareholders' equity (deficiency)                                 (4,481,989)        1,174,576
                                                                                  ------------      ------------

TOTAL                                                                             $  9,386,053      $  7,479,086
                                                                                  ============      ============




See notes to consolidated financial statements.

                                      -F2-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                         1997             1996
REVENUES:
  Call processing revenues (Notes 2 and 16)                                          $ 7,629,116      $ 6,360,284
  AT&T commissions (Note 2)                                                              200,000        1,000,000
  Sales and rental of equipment                                                          442,157          483,937
  Recognition of gains deferred from equipment sales
    with a related party (Notes 8 and 15)                                                 22,428          236,266
  Other service income                                                                   123,419           84,115
                                                                                     -----------      -----------
           Total revenues                                                              8,417,120        8,164,602
                                                                                     -----------      -----------
COST OF SALES:
  Call processing  (Note 16)                                                           5,958,335        4,813,177
  Equipment                                                                              314,322          426,215
                                                                                     -----------      -----------
           Total cost of sales                                                         6,272,657        5,239,392
                                                                                     -----------      -----------

GROSS OPERATING PROFIT                                                                 2,144,463        2,925,210

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 16)                                 4,702,754        2,756,586

DEPRECIATION AND AMORTIZATION EXPENSE                                                  2,142,773        2,284,258

LOSS FROM JOINT VENTURE (Note 5)                                                         993,329             --

LOSS FROM IMPAIRMENT OF PROPERTY, EQUIPMENT
  AND INTANGIBLE ASSETS (Note 1)                                                       1,353,010             --
                                                                                     -----------      -----------

OPERATING LOSS                                                                        (7,047,403)      (2,115,634)

INTEREST EXPENSE (Notes 15 and 16)                                                       847,203        1,448,207
                                                                                     -----------      -----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                       (7,894,606)      (3,563,841)

INCOME TAXES (Note 14)                                                                     5,402            8,112
                                                                                     -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                                                        (7,900,008)      (3,571,953)

EXTRAORDINARY ITEM - GAIN ON RELATED PARTY
   RESTRUCTURING (Note 13)                                                                  --          1,084,314
                                                                                     -----------      -----------

NET LOSS                                                                             $(7,900,008)     $(2,487,639)
                                                                                     ===========      ===========

NET LOSS (1996 Pro Forma Unaudited - Note 1)                                         $(7,900,008)     $(2,457,016)


DIVIDENDS AND ACCRETION ON 8% SERIES A
  CONVERTIBLE PREFERRED STOCK                                                            (35,007)            --
                                                                                     -----------      -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                         $(7,935,015)     $(2,457,016)
                                                                                     ===========      ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE (1996 Pro Forma Unaudited - Note 1):
   Loss before extraordinary item                                                    $     (1.89)     $     (1.41)
   Extraordinary item                                                                       --               0.43
                                                                                     -----------      -----------
   Net loss                                                                          $     (1.89)     $     (0.98)
                                                                                     ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (1996 Pro Forma Unaudited - Note 1)                                      4,208,439        2,508,329
                                                                                     ===========      ===========


See notes to consolidated financial statements.




                                      -F3-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                        COMMON
                                                   10% SERIES A         STOCK
                                                    REDEEMABLE           PUT           REDEEMABLE
                                                  PREFERRED STOCK      WARRANTS        SECURITIES
BALANCES AT JANUARY 1, 1996                         $ 2,000,940      $   161,766      $ 2,162,706

  Accretion of put price on 10%
    Series A Redeemable Preferred Stock                 131,029             --            131,029

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                          192,865             --            192,865

  Exercise of 227,143 common stock put warrants
    held by a related party (Note 11)                      --           (161,766)        (161,766)

  Conversion of 22,450 shares of 10% Series A
    Redeemable Preferred Stock into 821,221
    shares of common stock (Note 9)                  (2,300,354)            --         (2,300,354)
                                                    -----------      -----------      -----------

BALANCES AT DECEMBER 31, 1996                            24,480             --             24,480

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                              170             --                170

  Repurchase of 200 shares of 10% Series A
    Redeemable Preferred Stock                          (24,650)            --            (24,650)
                                                    -----------      -----------      -----------

BALANCES AT DECEMBER 31, 1997                       $      --        $      --        $      --
                                                    ===========      ===========      ===========



See notes to consolidated financial statements.

                                      -F4-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                                    COMMON STOCK
                                                                    COMMON STOCK                       WARRANTS
                                                             --------------------------        --------------------------
                                                               NUMBER                           NUMBER
                                                                 OF                               OF
                                                               SHARES         ISSUED           WARRANTS          ISSUED

BALANCES AT JANUARY 1, 1996                                   1,168,986     $   193,588         349,843      $   559,008

  Issuance of common stock, net of offering
    costs of $1,481,629 (Note 10)                             1,600,000       6,518,371         800,000            8,000

  Consideration attributable to equity conversion
    terms of first tranche of bridge financing
    notes payable (Note 10)                                        --              --              --               --

  Conversion of first tranche of bridge financing notes
     payable into common stock and warrants (Note 10)           160,000         479,600          80,000              400

  Conversion of shareholder notes payable into
     common stock (Note 10)                                     175,144         613,000            --               --

  Conversion of 10% Series A Redeemable Preferred Stock
     and associated common
    stock warrants into
    common stock (Notes 9 and 10)                               821,221       2,854,426        (346,754)        (554,072)

  Exercise of common stock put warrants held by a
     related party (Note 11)                                    227,143         161,913            --               --

  Issuance of warrant to consultant (Note 19)                      --              --            50,000          100,000

  Accretion of put price on 10% Series A
    Redeemable Preferred Stock                                     --              --              --               --

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                                     --              --              --               --

  Gain on related party restructuring (Note 11)                    --              --              --               --

  Net loss for 1996                                                --              --              --               --
                                                              ---------     -----------         -------      -----------
BALANCES AT DECEMBER 31, 1996                                 4,152,494      10,820,898         933,089          113,336
                                                              ---------     -----------         -------      -----------




                                                                                                                     SHARE-
                                                                                 ADDITIONAL                         HOLDERS'
                                                                                  PAID-IN       ACCUMULATED         EQUITY
                                                                                  CAPITAL         DEFICIT        (DEFICIENCY)

BALANCES AT JANUARY 1, 1996                                                     $  124,000      $(7,273,307)     $(6,396,711)


  Issuance of common stock, net of offering
    costs of $1,481,629 (Note 10)                                                     --               --          6,526,371

  Consideration attributable to equity conversion
    terms of first tranche of bridge financing
    notes payable (Note 10)                                                         80,000             --             80,000

  Conversion of first tranche of bridge financing notes
     payable into common stock and warrants (Note 10)                              (80,000)            --            400,000

  Conversion of shareholder notes payable into
     common stock (Note 10)                                                           --               --            613,000

  Conversion of 10% Series A Redeemable Preferred Stock
     and associated common
    stock warrants into
    common stock (Notes 9 and 10)                                                     --               --          2,300,354

  Exercise of common stock put warrants held by a
     related party (Note 11)                                                          --               --            161,913

  Issuance of warrant to consultant (Note 19)                                         --               --            100,000

  Accretion of put price on 10% Series A
    Redeemable Preferred Stock                                                        --           (131,029)        (131,029)

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                                                        --           (192,865)        (192,865)

  Gain on related party restructuring (Note 11)                                       --            201,182          201,182

  Net loss for 1996                                                                   --         (2,487,639)      (2,487,639)
                                                                                ----------      -----------      -----------
BALANCES AT DECEMBER 31, 1996                                                      124,000       (9,883,658)       1,174,576
                                                                                ----------      -----------      -----------


                                                                     (Continued)
                                      -F5-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONCLUDED)
--------------------------------------------------------------------------------

                                                  8% SERIES A CONVERTIBLE                                     COMMON STOCK
                                                      PREFERRED STOCK              COMMON STOCK                   WARRANTS
                                                --------------------------- --------------------------- ---------------------------
                                                   NUMBER                    NUMBER                        NUMBER
                                                     OF                        OF                            OF
                                                   SHARES         ISSUED     SHARES          ISSUED       WARRANTS       ISSUED

BALANCES AT DECEMBER 31, 1996                          --     $       --    4,152,494    $ 10,820,898      933,089    $    113,336

  Issuance of options to directors                     --             --         --              --           --              --

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                         --             --         --              --           --              --

  Exercise of common stock warrants                    --             --        5,945          10,536       (3,089)         (4,936)

  Conversion of notes payable, accrued interest
    and long-term debt with a
    related party into common stock
    (Note 7)                                           --             --      465,265       1,334,274         --              --

  Issuance of  8% Series A Convertible
    Preferred  Stock, net of offering costs
    of $87,636                                       16,250      1,537,364       --              --           --              --

  Issuance of common stock in
    connection with the acquisition of
    PIC and PIC-R (Note 3)                             --             --      300,000         511,874         --              --

  Issuance of warrants to Berthel in
    connection with lease and
    note modifications                                 --             --         --              --        979,729         207,000

  Recission of conversion of notes payable,
    accrued interest and long-term debt
    with a related party into common stock
    (Note 7)                                           --             --     (465,265)     (1,334,274)        --              --

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock               --            6,782       --              --           --              --

  Accrued dividends on 8% Series A
    Convertible Preferred Stock                        --             --         --              --           --              --

  Net loss for 1997                                    --             --         --              --           --              --
                                                     ------   ------------  ---------    ------------    ---------    ------------
BALANCES AT DECEMBER 31, 1997                        16,250   $  1,544,146  4,458,439    $ 11,343,308    1,909,729    $    315,400
                                                     ======   ============  =========    ============    =========    ============




                                                                                     SHARE-
                                                   ADDITIONAL                       HOLDERS'
                                                    PAID-IN         ACCUMULATED      EQUITY
                                                    CAPITAL          DEFICIT      (DEFICIENCY)

BALANCES AT DECEMBER 31, 1996                     $    124,000   $ (9,883,658)   $  1,174,576

  Issuance of options to directors                      10,000           --            10,000

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                            --             (170)           (170)

  Exercise of common stock warrants                       --             --             5,600

  Conversion of notes payable, accrued interest
    and long-term debt with a
    related party into common stock
    (Note 7)                                              --             --         1,334,274

  Issuance of  8% Series A Convertible
    Preferred  Stock, net of offering costs
    of $87,636                                            --             --         1,537,364

  Issuance of common stock in
    connection with the acquisition of
    PIC and PIC-R (Note 3)                                --             --           511,874

  Issuance of warrants to Berthel in
    connection with lease and
    note modifications                                    --             --           207,000

  Recission of conversion of notes payable,
    accrued interest and long-term debt
    with a related party into common stock
    (Note 7)                                              --             --        (1,334,274)

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock                  --           (6,782)           --

  Accrued dividends on 8% Series A
    Convertible Preferred Stock                           --          (28,225)        (28,225)

  Net loss for 1997                                       --       (7,900,008)     (7,900,008)
                                                  ------------   ------------    ------------
BALANCES AT DECEMBER 31, 1997                     $    134,000   $(17,818,843)   $ (4,481,989)
                                                  ============   ============    ============

                                      -F6-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $(7,900,008)     $(2,487,639)
  Extraordinary gain on related party restructuring                                                --         (1,084,314)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Loss from impairment of property, equipment and intangible assets                         1,353,010             --
    Depreciation and amortization, including amortization of technology license               2,226,106        2,384,258
    Noncash interest expense                                                                    359,141          188,717
    Noncash compensation expense                                                                 10,000             --
    Recognition of deferred gains from equipment sales with a related party                     (22,428)        (236,266)
    Loss from joint venture                                                                     993,329             --
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
      Receivables                                                                               783,621           70,870
      Other current assets                                                                      130,684            4,846
      Other noncurrent assets                                                                  (187,372)            --
      Outstanding checks in excess of bank balances                                             134,192             --
      Accounts payable                                                                          873,691         (144,458)
      Accrued expenses                                                                           64,367          (68,249)
      Deferred income                                                                              --             64,775
                                                                                            -----------      -----------
           Net cash flows from operating activities                                          (1,181,667)      (1,307,460)
                                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                          (641,229)      (1,213,470)
  Cash paid for acquisitions                                                                   (640,156)            --
  Purchase of equipment for lease receivable                                                       --           (108,614)
  Payments on lease receivable                                                                     --              4,884
  Payments for site contracts                                                                   (48,697)        (419,403)
  Capitalized software development costs                                                       (138,013)            --
  Cash advanced to joint venture                                                               (262,869)            --
  Payments for deposits                                                                            --            (10,562)
  Cash acquired with acquisitions                                                                49,713             --
                                                                                            -----------      -----------
           Net cash flows from investing activities                                          (1,681,251)      (1,747,165)
                                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party                          (217,344)      (2,425,514)
  Proceeds from capital lease obligations with a related party                                     --            389,941
  Borrowings on notes payable, including $100,000 in 1996 with a related party                1,470,000        1,890,000
  Borrowings of long-term debt with related parties                                              54,021          122,698
  Payments on notes payable                                                                    (595,000)      (1,965,000)
  Payments on long-term debt with related parties                                               (46,016)        (285,000)
  Payments on long-term debt, others                                                            (15,217)         (13,981)
  Dividends paid on 10% Series A Redeemable Preferred Stock                                        (170)        (102,000)
  Repurchase of 10% Series A Redeemable Preferred Stock and common stock warrants               (24,480)            --
  Proceeds from issuance of common stock and warrants                                             5,600        8,008,000
  Proceeds from issuance of 8% Series A Convertible Preferred Stock                           1,625,000             --
  Payments for offering costs                                                                   (87,636)      (1,481,629)
                                                                                            -----------      -----------
           Net cash flows from financing activities                                           2,168,758        4,137,515
                                                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                                (694,160)       1,082,890

CASH AT BEGINNING OF YEAR                                                                     1,241,897          159,007
                                                                                            -----------      -----------
CASH AT END OF YEAR                                                                         $   547,737      $ 1,241,897
                                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party                    $   389,438      $ 1,355,184
  Cash paid during the year for income taxes                                                      5,402            8,355


See notes to consolidated financial statements.


                                      -F7-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONTINUED)
-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF 1997 NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

The Company contributed telecommunications equipment with a carrying value of $349,574 as its initial investment in a joint venture (see Note 5).

The Company recorded the following increases as a result of its acquisitions of PIC and PIC-R:


     Accounts receivable                                         $   403,753
     Other current assets                                             53,894
     Telecommunications equipment                                  1,269,046
     Furniture and equipment                                         193,787
     Accumulated depreciation                                       (244,761)
     Goodwill                                                      3,563,553
     Purchased equipment location contracts                          420,466
     Accumulated amortization                                       (193,125)
     Other noncurrent assets                                          70,421
     Notes payable                                                  (840,000)
     Outstanding checks in excess of bank balances                   (97,260)
     Accounts payable                                               (279,917)
     Accrued expenses                                               (437,780)
     Long-term debt with related parties                          (1,400,000)
     Long-term debt, others                                       (2,019,916)
     Common stock                                                   (511,874)
                                                                 -----------
     Cash acquired with acquisitions                             $    49,713
                                                                 ===========





The Company recorded deferred loan and lease restructuring costs of $207,000 in connection with the issuance of warrants to purchase 979,729 shares of common stock in the Company to Berthel.

In connection with the modification of capital lease obligations with Berthel, the Company recorded additional deferred lease restructuring costs and capital lease obligations of $210,854.

The Company recorded an increase to the carrying value of the 8% Series A Convertible Preferred Stock and a charge to accumulated deficit of $6,782 representing the current year's accretion to its conversion price.

The Company recorded an accrued expense and a charge to accumulated deficit of $28,225 for the cumulative dividends earned by the holders of the 8% Series A Convertible Preferred Stock.

The Company recorded an increase in accrued expense and telecommunications equipment under capital lease for $235,000 representing sales taxes on lease payments.





See notes to consolidated financial statements.


                                      -F8-

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996 (CONCLUDED)
-------------------------------------------------------------------------------


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

During 1996, the Company repaid the amounts due on the note payable to Intellicall and recognized the $1,799,500 deferred gain as discussed in Notes 11 and 13. Related decreases are as follows:

     Cost of purchased equipment location contracts                  $   514,004
     Accumulated deficit                                                 201,182
     Extraordinary item - gain on related party restructuring          1,084,314
                                                                     -----------
     Deferred gain                                                   $ 1,799,500
                                                                     ===========


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



See notes to consolidated financial statements.



                                     -F9-

MURDOCK COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Murdock Communications Corporation (individually, or collectively with its wholly-owned subsidiaries discussed below, referred to herein as the "Company") is engaged in the business of providing long-distance telecommunications services to patrons of hotels with which the Company has contracts to provide such services. Services include, but are not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1997, the Company maintains equipment location contracts with approximately 676 hotels (480 hotels at December 31, 1996) throughout the United States.

      Effective October 31, 1997, the Company purchased Priority International Communications, Inc. ("PIC") (see Note 3). PIC is primarily engaged in the business of providing long-distance telecommunications services to patrons of hotels and public and private payphone owners with which PIC has contracts to provide such services. Services include, but are not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1997, PIC maintains site contracts with approximately 257 hotels and services approximately 3,700 payphones throughout the United States.

      Also, on October 31, 1997, the Company purchased PIC Resources Corp. ("PIC-R") (see Note 3). PIC-R, operating through its wholly-owned subsidiary ATN Communications, Incorporated ("ATN"), is primarily engaged in the business of providing carrier services for long-distance telecommunications companies throughout the United States. PIC-R handles incoming operator assisted calls with their operators on location.

      Basis of Presentation - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $17,818,843, a shareholders' deficiency of $4,481,989, and current liabilities exceed current assets by almost $5,000,000 at December 31, 1997. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain successful operations. Management's plans to accomplish these objectives include, but are not limited to, the following:

      - Successful implementation and market acceptance of the Telemanager system, a potential new source of revenues to the Company, that is being marketed to new and existing customers. Telemanager provides the Company's customers with information regarding the hotel's telecommunication system in graphs and reports that are easy to read and understand by persons lacking specialized expertise in telecommunications.

                                      -F10-

      - Successful completion of up to $1.5 million in debt financing for the implementation of the Telemanager system at customer sites.

      - Integration of the PIC, PIC-R and Incomex, Inc. (see Note 20) acquisitions. Management believes these acquisitions will provide additional positive cash flows and additional markets for the Company's Telemanager system.

      - Successful completion of up to $2.0 million in debt financing for telecommunications equipment to enable revenue growth for PIC, PIC-R and Incomex, Inc.

      - Refinancing of the $1.7 million of notes payable at December 31, 1997.

      - During the first quarter of 1998, the Company raised $858,000 of cash from debt financing (see Note 20). The Company will need to generate sufficient cash flow from operations during 1998 to finance other expected cash needs of the Company.

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and effective October 31, 1997, the accounts of PIC and PIC-R, its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectibility of receivables, useful lives of property and equipment and impairment of long-lived assets.

      Certain Risk Concentrations - The Company derived 54% and 63% of its revenues from AT&T in 1997 and 1996, respectively. At December 31, 1997 and 1996, 12% and 68%, respectively, of the Company's receivables were due from AT&T. Also, substantially all of the Company's leasing arrangements are with Berthel Fisher & Company and its subsidiaries, and their affiliated leasing partnerships ("Berthel"). Berthel owned 9.2% and 9.5% of the Company's outstanding common stock at December 31, 1997 and 1996, respectively.

      Revenue Recognition - After a hotel location agreement is signed, the Company installs equipment at the hotel site, if necessary, to provide the services called for under the hotel location agreement. The Company generally purchases the equipment from the manufacturer, Intellicall, Inc. ("Intellicall"), and incurs certain expenses in installing the equipment at the hotel. The Company then generally sells the equipment to Berthel at cost (including installation costs) plus a margin for profit and enters into a leaseback transaction with Berthel. Any profit on the sale under these transactions is deferred and amortized to income over the amortization period of the related leased equipment (generally five years) using the straight-line method.

      A portion of the Company's revenues are derived from processing credit card long-distance telephone calls. The gross charges for these calls are recognized as revenues by the Company as the calls are placed. At the same time, amounts are recorded as cost of services for long distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid based on the Company's prior experience for these items.


                                     -F11-

      Revenues derived from the AT&T commission agreement related to calls are recognized as revenues as the calls are placed. Additional bonuses, primarily for reaching the number of contracted rooms or calls specified in the agreement, are recognized when the specified criteria has been met.

      Inventory - Inventory is carried at the lower of cost or market with cost determined using the first-in, first-out ("FIFO") method and consists of telecommunication hardware and software awaiting installation at hotel sites.

      Property and Equipment - Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are computed on these assets using the straight-line method over their estimated useful lives ranging from three to 28 years. For income tax purposes, accelerated methods are used. Amortization of telecommunications equipment under capital lease is included with depreciation expense.

      The Company accounts for its telecommunications equipment leases as capital leases under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13. Accordingly, the cost of the leased assets and the related obligations under the lease agreements are recorded at the inception of the lease. The leases are generally for four to seven years.

      The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During 1997, the Company recorded an impairment write-down with respect to telecommunications equipment owned and under capital lease, purchased site contracts and a technology license of $1,353,010 based on the estimated discounted future cash flows expected to be generated by such assets. The write-down primarily related to call processing equipment at hotels and a technology license for such equipment which became functionally obsolete upon the acquisition of PIC-R since calls can be processed directly by PIC-R without utilizing such equipment.

      Goodwill - Goodwill is amortized on the straight-line method over 10 years.

      Cost of Purchased Site Contracts - The cost of obtaining site contracts is amortized over the term of the related contracts, generally one to three years, using the straight-line method.

      Other Intangible Assets - Other intangible assets consist of software development costs, a technology license and deferred lease and loan restructuring costs.

      Software development costs of $138,013 at December 31, 1997 (none at December 31, 1996) for products and significant product enhancements incurred subsequent to establishment of their technological feasibility and prior to their general release to customers are capitalized and stated net of accumulated amortization of $22,911 at December 31, 1997. The ultimate recovery of the costs is dependent on the Company's ability to achieve a level of market acceptance which will generate revenues and profits in amounts sufficient to permit such recovery. The Company evaluates the recoverability of capitalized software development costs by project on a periodic basis. Capitalized software development costs are amortized using the straight-line method over three years.

      The technology license was stated at cost of $500,000 and net of accumulated amortization of $258,333 at December 31, 1996 and was being amortized over the technology's estimated useful life of five years using the straight-line method. Such license was written-off during 1997 as discussed above.

      Deferred lease and loan restructuring costs incurred in connection with lease and loan modification agreements of $282,454 at December 31, 1997 (none at December 31, 1996) have been deferred and are being amortized over the restructured lease and loan agreements of five years using the effective interest method.

                                     -F12-

      Investment in Joint Venture - The Company's 50% investment in joint venture is accounted for under the equity method. Losses in excess of the Company's investment are recorded when the Company has a legal obligation or is otherwise committed to provide additional financial support. An other than temporary decline in the value of the investment is recognized through a write-down or write-off of the investment.

      Income Taxes - The Company files a consolidated federal and certain consolidated state income tax returns with its subsidiaries. Deferred income taxes are provided for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the year and the change during the period in deferred tax assets and liabilities.

      Accretion on Preferred Stock - Up to the date of the put or conversion, the Company accretes the carrying value of the 10% Series A Redeemable Preferred Stock and the 8% Series A Convertible Preferred Stock (net of offering costs incurred) to the put or conversion price by the effective interest method.

      Cumulative Dividends on Preferred Stock - Cumulative dividends on the 10% Series A Redeemable Preferred Stock and the 8% Series A Convertible Preferred Stock are deducted from accumulated deficit as the dividends are earned by the holders and the carrying value is increased or an accrued liability is recorded depending on the payment method under the preferred stock instrument.

      Impact of New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

      Stock-Based Compensation - The Company measures stock-based compensation cost with employees as the excess of the fair value of the Company's common stock at date of grant over the amount the employee must pay for the stock. The Company measures stock-based compensation with other than employees as the fair value of the goods or services received or the fair value of the equity instrument issued, whichever is more reliably measurable.


                                     -F13-

      NET LOSS PER COMMON SHARE - During 1997 the Company adopted SFAS No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any assumed conversion of convertible securities or exercise of options. The adoption of this statement had no impact on the Company's reported loss per share amounts.

      PRO FORMA PER SHARE INFORMATION (UNAUDITED) - Due to the conversion of the 10% Series A Redeemable Preferred Stock and related common stock warrants and of certain shareholder notes upon the closing of the Company's initial public offering of its common stock during 1996, as discussed in Note 10, historical per share information is not considered relevant and pro forma per share information for 1996 has been presented in accordance with Securities and Exchange Commission requirements. The Company's pro forma net loss per common share is based upon the weighted average number of common shares outstanding during 1996 and the shares issued upon conversion of the 10% Series A Redeemable Preferred Stock and related common stock warrants and of certain shareholder notes. Equivalent shares in the form of stock options, unit options and other warrants are excluded from the calculation since they are antidilutive.

      The pro forma per share information presented for the year ended December 31, 1996 is based upon the following:


         Historical net loss                                                                $(2,487,639)
         Interest on certain shareholder notes                                                   30,623
                                                                                            -----------
         Pro forma net loss                                                                 $(2,457,016)
                                                                                            ===========
         Weighted average common shares outstanding 1,511,964
         Common shares issued upon conversion of:
           Preferred stock and related common stock warrants                                    821,221
           Certain shareholder notes                                                            175,144
                                                                                            -----------
         Pro forma weighted average common shares outstanding                                 2,508,329
                                                                                            ===========


      PRO FORMA SUPPLEMENTAL PER SHARE INFORMATION (UNAUDITED) - Proceeds from the issuance of 914,924 shares of common stock, net of offering costs, were used to retire debt of $3,727,382 during 1996. Pro forma supplemental loss per common share for the year ended December 31, 1996 was ($0.58). Such pro forma supplemental per share amount assumes the debt was retired as of the beginning of the year or from date of issuance if later, resulting in interest savings of $462,000 and the weighted average common shares outstanding used in the pro forma loss per share computation discussed above plus the 914,924 incremental shares.

      RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform with the current year's presentation.

2.    AT&T COMMISSION AGREEMENT

      During 1995, the Company entered into an agreement with AT&T with an effective date of December 16, 1995 (the "Old Agreement"). Under the Old Agreement, the Company received commissions based on the number of calls made, management fees based on 10% of the commissions earned, compliance incentive bonuses determined quarterly and paid monthly based on the number of calls processed each month and various additional bonuses, including a $1 million bonus to be paid in four quarterly installments for contracting 100,000 rooms under the Old Agreement by July 1, 1996. Prior to July 1, 1996, the Company had reached the 100,000 room threshold and recognized the $1 million bonus. During 1996, an amended agreement was executed which accelerated the payment dates of the final two quarterly installments to February 28, 1997 and May 1, 1997.

                                      -F14-

      The Old Agreement, as amended, included provisions for the refund of $1,000,000 in bonuses paid to the Company by AT&T should the Company terminate the agreement or fail to comply with the agreement. AT&T had reserved a number of grounds to terminate the Old Agreement, as amended, prior to its expiration, primarily related to certain compliance and quality standards. AT&T was responsible for determining if the Company was in compliance with certain standards set forth in the Old Agreement, as amended, including achieving a 94% compliance rate with respect to AT&T dialing standards. The Company achieved a compliance rate above 94% and, therefore, has not forfeited any compliance bonuses received during 1997 and 1996. Management is not aware of any noncompliance nor has the Company been notified of any noncompliance with the Old Agreement, as amended.

      During 1997, a new agreement was executed with an effective date of January 16, 1998 (the "New Agreement"). By executing the New Agreement, the Company received a signing bonus of $200,000. Under the New Agreement, the Company will receive monthly commissions based on the number of calls made, bonuses of up to $400,000 based on the number of calls processed during the year and monthly compliance incentive bonuses based on the number of calls processed each month. The New Agreement includes provisions for the refund of the bonus payments should the Company terminate the New Agreement or fail to comply with the New Agreement. AT&T is responsible for determining if the Company is in compliance with certain standards, as set forth in the New Agreement. AT&T has reserved a number of grounds to terminate the New Agreement prior to its expiration, with or without cause.

3.    ACQUISITION OF PIC AND PIC-R

      Effective October 31, 1997, the Company purchased all of the outstanding capital stock of PIC in exchange for a cash payment at closing of $500,000 and the issuance to certain shareholders of PIC of a promissory note in the principal amount of $840,000 due March 1, 1998, which was subsequently extended to June 30, 1998 (the "Short-Term Note"), and promissory notes with an aggregate principal amount of $1,910,000 due in installments through April 30, 1999 (the "Long-Term Notes" and, collectively with the Short-Term Note, the "PIC Notes"). Concurrently, the Company acquired all of the outstanding capital stock of PIC-R in exchange for a cash payment at closing of $30,000 and the issuance by the Company of an aggregate of 300,000 shares of common stock of the Company valued at $511,874. In connection with the PIC acquisition, the Company also loaned $400,000 to PIC-R for capital expenditures. The acquisitions were recorded under the purchase method for financial reporting purposes. Goodwill of $4,203,709 associated with the acquisitions is being amortized over ten years.

      The PIC-R agreement provides that the Company will issue additional shares of common stock to the extent that the combined earnings before interest, taxes, depreciation and amortization ("EBITDA") of PIC and PIC-R for either of the first two full twelve month periods after closing exceeds $1,000,000. Shares of common stock with a quarterly average market value of $1.25 will be issued for each dollar of EBITDA over $1,000,000 during either of the twelve-month periods. The Company granted piggyback registration rights to the PIC-R shareholders with respect to any secondary offerings of common stock made within three years after the closing of the PIC acquisition.

      The Company's obligations under the PIC notes are subject to a collateral interest in the shares of PIC stock and PIC-R stock acquired by the Company pursuant to the PIC acquisition. In the event that the Company defaults with respect to the repayment of the Short-Term Note, the holders of the PIC notes will have the right to rescind the PIC acquisition by surrendering the shares of common stock issued in the PIC acquisition and the PIC notes to the Company in exchange for the return of all of the shares of PIC and PIC-R stock. In addition, if the PIC acquisition is rescinded, the shareholders of PIC and PIC-R would retain the $530,000 cash payments made at closing and the $400,000 advanced to PIC-R.

                                     -F15-

      Pro forma results of operations for the Company reflecting the PIC and PIC-R acquisitions for the years ended December 31, 1997 and 1996 as if the acquisitions had occurred on January 1, 1996 are as follows:


                                                                   1997                1996

Total revenues                                                 $ 15,745,311        $ 13,467,406
Cost of sales                                                    11,640,653           9,292,101
                                                               ------------        ------------
Gross operating profit                                            4,104,658           4,175,305

Selling, general and administrative expense                       6,624,572           4,239,512
Depreciation and amortization expense                             2,738,878           3,185,473
Loss from impairment of property, equipment
  and intangible assets                                           1,353,010                --
Loss from joint venture                                             993,329                --
                                                               ------------        ------------

Operating loss                                                   (7,605,131)         (3,249,680)

Interest expense                                                  1,148,119           1,865,058
                                                               ------------        ------------

Loss before income taxes and extraordinary item                  (8,753,250)         (5,114,738)
Income taxes                                                          5,620               8,112
                                                               ------------        ------------

Loss before extraordinary item                                   (8,758,870)          5,112,850
Extraordinary item - gain on related party restructuring               --             1,084,314
                                                               ------------        ------------

Net loss                                                       $ (8,758,870)       $ (4,038,536)
                                                               ============        ============

Pro forma net loss applicable to common shareholders           $ (8,793,877)       $ (4,007,913)
                                                               ============        ============

Pro forma net loss per common share:
  Loss before extraordinary item                               $      (1.97)       $      (1.82)
  Extraordinary item                                               --                       .39
                                                               ------------        ------------
  Net loss                                                     $      (1.97)       $      (1.43)
                                                               ============        ============

Pro forma weighted average common stock outstanding               4,458,439           2,808,329
                                                               ============        ============



4. PURCHASE OF ASSETS OF POWERTEL OF DELAWARE, INC.

      On August 26, 1996, the Company purchased approximately 130,000 telephones, related rights and interests, and various assets, such as computers and office furniture, from PowerTel of Delaware, Inc. ("PowerTel") for a cash price of $250,000. The Company assumed no liabilities of PowerTel as a result of this purchase.


                                     -F16-

5. PURCHASE OF ASSETS OF INTERACTIVE COMMUNICATIONS, INC. AND FORMATION AND OPERATION OF GUIDE STAR JOINT VENTURE

      On December 13, 1996, the Company purchased all rights and interests in interactive voice response hardware ("IVR Hardware") from Interactive Communications, Inc. ("ICI") for a cash price of $361,600. The Company assumed no liabilities of ICI as a result of this purchase, except that the Company reimbursed ICI for all telephone and leasing costs incurred by ICI prior to the date the IVR Hardware was assumed by the Company, which totaled $64,545. Also, pursuant to this agreement, the Company entered into an Audiotext Services Agreement with ICI covering thirty-eight IVR Hardware platforms. This agreement is effective from January 1, 1997 until January 1, 2000, with an option to renew for successive periods of twelve months. Under the terms of the agreement, ICI will provide information updating services for each IVR Hardware platform in exchange for a $1,000 per platform monthly licensing fee to be paid by the Company. In addition , the Company will pay a monthly fee to ICI in the amount of 5% of the gross monthly revenues generated by the business activities supported by the IVR Hardware platforms after the Company has received gross revenues of $6,000,000.

      On January 31, 1997, the Company entered into an agreement with an unrelated third party to form a joint venture, Guide Star, L.L.C. The Company contributed the IVR platforms and other assets with a carrying value of $349,574 in exchange for a 50% ownership interest and a preferential distribution of $496,934. The other party contributed $209,970 in cash in exchange for a 50% ownership interest. The joint venture provides consumer telecommunications services related to the IVR platforms.

      During the fourth quarter of 1997, management of the Company decided to cease the operations of the Guide Star joint venture and dispose of its assets. All assets of the joint venture have been written down to their estimated net realizable values at December 31, 1997. The Company's net investment in the joint venture of $(380,913) at December 31, 1997 represents net liabilities of the venture for which the Company is responsible.

      Condensed financial information for the Company's investment in the joint venture as of and for the year ended December 31, 1997 is as follows:


                                         TOTAL           TOTAL           TOTAL             NET
                                         ASSETS       LIABILITIES      REVENUES            LOSS

      Guide Star                        $ 18,286       $ 399,199       $ 256,705       $ (1,237,728)



      On November 30, 1997, the Company and ICI entered into a Settlement Agreement whereby the Company has agreed to pay the full amount currently due and outstanding at that date to ICI under the Audiotext Services Agreement of $295,000 and additional costs, fees and accrued interest of $22,196, with interest on these unpaid amounts accruing interest at 18%. The Company was also effectively released from its continuing obligation under the Audiotext Services Agreement since ICI is no longer required to provide, and is not providing, updating services for each IVR Hardware platform. However, if the Settlement Agreement obligation is not paid, the Company may remain liable under the Audiotext Services Agreement. No loss, if any, with respect to such contingency has been recorded in the consolidated financial statements.

                                     -F17-

6.    NOTES PAYABLE

      Notes payable at December 31, 1997, consisted of the following:

      Past due $250,000 variable line-of-credit with a financial institution, with interest on borrowings payable monthly at 2% above the financial institution's prime rate (combined rate of 10.5% at December 31, 1997), collateralized by substantially all assets of the Company not otherwise encumbered and personally
        guaranteed by the Company's Chairman of the Board.                                                 $   250,000

      Past due note payable to financial institution bearing interest at 12%, collateralized by substantially all assets of the Company not otherwise encumbered and personally guaranteed by the Company's Chairman
        of the Board.                                                                                          225,000

      Note payable to financial institution bearing interest at 2% over the bank's prime rate (combined rate of 10.5% at December 31, 1997), due March 28, 1998, collateralized by AT&T accounts and commission receivables, inventory and certain telecommunications equipment with a carrying
        value of approximately $180,000.                                                                       400,000

      Note payable to the former owners of PIC bearing interest at 8%, due June 30,
        1998, collateralized by a pledge of the common stock of PIC and PIC-R.                                 840,000
                                                                                                           -----------
      Total                                                                                                $ 1,715,000
                                                                                                           ===========



      Also see Note 18 with respect to the estimated fair value of notes payable.



                                     -F18-

7.    LONG-TERM DEBT

      Long-term debt, others as of December 31, 1997 and 1996 consisted of the following:

                                                                                              1997           1996
      Mortgage note payable to partnership due in monthly installments of $3,299, including interest at 8.5%, until September 15, 2000, when the balance is due
        The note is collateralized by a first mortgage on the Company's office
        facilities and land                                                                $  278,358     $  293,575

      Notes payable to the former owners of PIC, non-interest bearing, due in quarterly installments of $190,999, beginning on January 31, 1998 through
        January 31, 1999 and a balloon payment due at maturity of $955,005 on April
        30, 1999, (net of discount of $242,840 at December 31, 1997 for an effective interest rate of 14.5%), collateralized by a pledge of the common stock of
        PIC and PIC-R                                                                       1,667,160           --

      Note payable to financial institution bearing interest at 11.25%, due April 9,
        1999, collateralized by substantially all assets of PIC not otherwise
        encumbered and personally guaranteed by certain former PIC shareholders                66,165           --

      Note payable to financial institution bearing interest at 10.25%, due August 1,
        1998, collateralized by substantially all assets of PIC not otherwise
        encumbered and personally guaranteed by certain former PIC shareholders                38,983           --

      Notes payable to financial institution bearing interest at 11.25%, maturing May
        3, 1999 to December 2, 1999, collateralized by certain equipment and note and
        lease assignments and personally guaranteed by certain former PIC shareholders         23,199           --

      Note payable to vendor bearing interest at 8.5%, due March 30, 1999, collateralized by a security interest in all billable call records processed by
        the vendor on behalf of PIC                                                            35,219           --

      $120,000 variable line of credit with a financial institution, bearing interest at 10.0%, due February 9, 1999, collateralized by substantially all assets of
        PIC and personally guaranteed by certain former PIC shareholders                      110,223           --
                                                                                           ----------     ----------
      Total                                                                                 2,219,307        293,575
      Less current portion                                                                    814,400         15,217
                                                                                           ----------     ----------
      Long-term debt, others                                                               $1,404,907     $  278,358
                                                                                           ==========     ==========




                                     -F19-

        Long-term debt with related parties at December 31, 1997 and 1996 consisted of the following:

                                                                                                          1997           1996
      Uncollateralized notes payable to Intellicall due January 31, 2005, (net of discount of $377,734 and $410,342 at December 31, 1997 and 1996,
        respectively). Interest payable quarterly at 4%, beginning March 31, 1995 until maturity, when the balance is due (effective interest rate of 11.5%)
        The note was purchased by Berthel from Intellicall during 1996                               $  622,266     $  589,658


      Note payable to Berthel, due in five monthly installments of $9,494 including interest at 14% (15.5% at December 31, 1996) beginning on March 30, 1998, then fifty-five installments of $20,130 including interest at 14% until February
        28, 2003, collateralized by property and equipment with a net carrying value of $7,426 at December 31, 1997 ($85,000 at December 31, 1996), all subsequent additions affixed to the equipment, all revenues derived from the equipment,
        and assignment of all of the Company's rights in the equipment                                  792,786        750,000

      Note payable to Berthel due in monthly installments of $23,528 beginning
        December 1, 1997 until November 1, 2002 when the balance is due including
        interest at 14.5%, collateralized by all telecommunications equipment owned by PIC-R            988,555           --

      Uncollateralized, noninterest bearing demand notes payable to
        related parties                                                                                 172,559           --
                                                                                                     ----------     ----------

      Total                                                                                           2,576,166      1,339,658
      Less current portion                                                                              394,751        133,541
                                                                                                     ----------     ----------
      Long-term debt with related parties                                                            $2,181,415     $1,206,117
                                                                                                     ==========     ==========







      Maturities of long-term debt for each of the five years subsequent to December 31, 1997 are as follows:

                                                                                  RELATED
                                                                  OTHER           PARTIES            TOTAL

        1998                                                  $   814,400      $   394,751       $ 1,209,151
        1999                                                    1,161,137          339,825         1,500,962
        2000                                                      243,770          346,846           590,616
        2001                                                            -          399,773           399,773
        2002                                                            -          437,254           437,254
        Thereafter                                                      -          657,717           657,717
                                                              -----------      -----------       -----------
        Total                                                 $ 2,219,307      $ 2,576,166       $ 4,795,473
                                                              -----------      -----------       -----------



      In June 1997, Berthel converted note obligations with a face value of $1.7 million and a carrying value of approximately $1.3 million into 465,625 shares of the Company's common stock. Additionally, the Company had agreed to issue up to 187,067 "adjustment shares" to Berthel should the lowest average closing trading price of the shares for any 30-day period during the 90 days after the shares become registered fall below $4.00 per share. Berthel had the option to rescind the transaction if the Company did not register the shares during 1997. Such shares were not registered during 1997.


                                     -F20-

      Effective December 31, 1997, the Company and Berthel agreed to rescind the conversion and reissued each of the note obligations. Interest on each of the note obligations from the conversion date to the rescission date was added to the principal balance outstanding or was payable on December 31, 1997. Also, the interest rate on one of the notes was reduced from 15.5% to 14.0% and the repayment terms were extended. In connection with the agreement, the Company agreed to issue warrants to Berthel for 229,729 shares of common stock of the Company, at an exercise price of $1.12 per share. The Company has assigned a fair value of $50,000 to the warrants, that has been capitalized as deferred loan costs. The warrants will expire, if not exercised, on December 31, 2002.

      Also see Note 18 with respect to the estimated fair value of long-term debt.

8.    DEFERRED INCOME

      As described in Note 1, the Company enters into sale and leaseback arrangements with Berthel for much of the Company's telecommunications equipment used in call processing. During the year ended December 31, 1996, the Company had equipment sales of $389,941 with related cost of sales of $327,331 under such arrangements with Berthel. The Company deferred gains under these arrangements of $62,610 during the year ended December 31, 1996. Deferred income recognized for the years ended December 31, 1997 and 1996 was $22,428 and $236,266, respectively.

9.    PREFERRED STOCK ISSUES

      The 10% Series A Redeemable Preferred Stock (the "Redeemable Preferred") included a detachable common stock warrant, paid a 10% cumulative, preferred dividend and included certain liquidation preferences and redemption terms.

      Effective October 21, 1996, the holders of 22,450 shares of the Company's Redeemable Preferred and associated common stock warrants, with a net carrying value of $2,300,354 (including $419,815 of dividends in arrears at October 21, 1996), agreed to convert their Redeemable Preferred and warrants into 821,221 shares of the Company's common stock, in conjunction with the Company's initial public offering, as discussed in Note 10. During 1997, the remaining Redeemable Preferred shares outstanding were repurchased.

      On July 2, 1997, the Company amended its Articles of Incorporation to eliminate the Redeemable Preferred and authorized 1,000,000 shares of a new class of "blank check" preferred stock.

      On August 1, 1997, the Company authorized the issuance of up to 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a liquidation preference, subject to adjustment, of $100 per share and accrues cumulative dividends at an annual rate of 8% of the liquidation preference. Dividends are payable quarterly at the Company's option in cash or in common stock. Payments to holders of shares of Convertible Preferred with respect to liquidation or dividends must be made prior to any payments to holders of shares of common stock. The Convertible Preferred has no voting rights except as required by applicable law. The Convertible Preferred may also be converted into common stock, at the holder's option, commencing one year after issuance at the conversion rate of $2.50 per share of Common Stock and is automatically converted into Common Stock three years after issuance at the conversion rate of $2.50 per share of Common Stock. On December 22, 1997, the Company amended the conversion rate to $1.125 per share. As of December 31, 1997, the Company had received gross proceeds of $1,625,000 from the issuance and sale of 16,250 shares of Convertible Preferred pursuant to a private placement offering.



                                     -F21-

10.   COMMON STOCK

      On July 29, 1996, the shareholders approved a 15.4456 for one common stock split to shareholders of record on July 19, 1996. Retroactive restatement has been made in the financial statements to all share and per share data.

      Effective October 21, 1996, the Company completed an initial public offering of the Company's common stock and common stock purchase warrants. The offering consisted of 800,000 units comprised of two shares of common stock and one warrant to purchase common stock (the "Units"). The Company sold 800,000 Units at $10.01, which resulted in gross proceeds of $8,008,000. The Company paid underwriting commissions of $800,800, underwriting fees of $240,240 and accounting, legal and other expenses of $440,589. The total expenses of $1,481,629 incurred in connection with the initial public offering have been netted against the proceeds.

      In conjunction with the initial public offering, the Company converted $598,918 of shareholders' notes payable plus accrued interest of $14,082 into 175,144 shares of common stock.

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

      In conjunction with the initial public offering, the Company sold to the underwriters, warrants to purchase 80,000 Units (the "Underwriter Warrants") exercisable at $12.51 per Unit, subject to adjustment for dilutive issuances of stock. The Underwriter Warrants are exercisable on October 21, 1997 or at any time thereafter for a period of four years from October 21, 1997. The Company has also agreed to allow the underwriters the right to nominate one member to the Company's Board of Directors.

11.   COMMON STOCK WARRANTS

      Concurrent with the Intellicall restructuring described in Note 13, the Company renegotiated the exercise price of 227,143 detachable common stock warrants originally issued to Intellicall. The exercise price on these shares was reduced from $1.81 to effectively zero. From February 15, 1996 through April 15, 1999, the price that Intellicall could have put the common stock warrants and/or the resulting warrant shares to the Company was also reduced from $1.81 to $.71. As a result of the put, the Company reclassified the warrants as a redeemable security and reduced the carrying value from $362,948 to $161,766. The $201,182 gain was deferred pending payment of the Intellicall restructuring obligation, as discussed in Note 13, and was recorded directly to accumulated deficit on June 29, 1996 when the obligation was repaid. On December 31, 1996, Berthel purchased the common stock put warrants from Intellicall and purchased 227,143 shares of common stock from the Company for $147.


                                    -F22-

      The Company has the following common stock warrants outstanding (all of which are currently exercisable) at December 31, 1997:


                                                                       APPLICABLE
                                                                         COMMON         EXERCISE        EXPIRATION
                                                                         SHARES           PRICE            DATE

        Issued with initial public offering                               880,000         $ 6.50          1999

        Issued with lease modification (Note 15)                          750,000           1.44          2001

        Issued with stock rescission (Note 7)                             229,729           1.12          2002

        Issued with consulting agreement (Note 19)                         50,000           2.50          1999
                                                                        ---------
        Total outstanding                                               1,909,729
                                                                        =========



      Also see Note 10 with respect to Unit warrants outstanding.

      The 880,000 common stock warrants were issued in conjunction with the initial public offering. Each warrant is exercisable to purchase one share of common stock at a price of $6.50 per share, subject to adjustment for dilutive issuances of stock. The warrants are exercisable at any time after issuance and expire on October 21, 1999. The warrants are redeemable at the Company's option commencing 270 days after October 21, 1996 upon 30 days notice to holders at $.01 per warrant if the closing bid price of the common stock averages in excess of 110% of the exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption.

12.   STOCK OPTION PLANS

      The Company has adopted the 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, options may be granted to employees to purchase up to an aggregate of 272,529 shares of the Company's common stock. The 1993 Plan is administered by the Compensation Committee of the Board of Directors which determines to whom options will be granted. The 1993 Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees of the Company. The exercise price of stock options granted under the 1993 Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of grant of each option. Each option shall be for a term not to exceed ten years after the date of grant, and a participant's right to exercise an option vests at the rate of twenty percent on the date of grant and each anniversary date until the option is fully vested.

                                     -F23-

      A summary of stock option activity under the 1993 Plan during the years ended December 31, 1997 and 1996, is summarized as follows:


                                                           WEIGHTED
                                                           AVERAGE
                                                           EXERCISE        OPTION PRICE
                                                             PRICE          PER SHARE               SHARES
Balance at January 1, 1996                                                   $      1.81           102,621
  Granted                                                                           1.81            45,518
  Cancelled                                                                         1.81           (10,395)
                                                                             -----------           -------
Balance at December 31, 1996                                                        1.81           137,744
  Granted                                                                           2.88            96,208
  Granted                                                                           4.00             6,000
  Granted                                                                           3.25            18,000
  Cancelled                                                                         1.81           (25,523)
  Cancelled                                                                         4.00            (4,000)
  Cancelled                                                                         3.25            (3,000)
  Cancelled                                                                         2.88            (1,500)
                                                                             -----------           -------
Balance at December 31, 1997                                 $ 2.51          $1.81-$4.00           223,929
                                                                             ===========           =======




      At December 31, 1997, options for 172,779 shares were exercisable (82,646 at December 31, 1996), an additional 48,600 shares were available for future grants and the weighted average remaining life of the options outstanding was six years. During 1996, contingent stock options of 45,518, exercisable at $1.81 per share, were granted as stock options upon resolution of the contingency. The Company has reserved 272,529 shares of common stock in connection with the 1993 Plan at December 31, 1997.

      During 1996 the shareholders also approved the allocation of an additional 272,529 shares of common stock to an incentive performance plan to be developed by the Company (the "Incentive Performance Plan"). During 1997, the Company completed the development of the Incentive Performance Plan, renamed it the Murdock Communications Corporation 1997 Stock Option Plan (the "1997 Stock Option Plan") and amended the number of shares allocated to 288,029. The 1997 Stock Option Plan is also administered by the Compensation Committee of the Board of Directors which determines to whom the options will be granted. The 1997 Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options to executives or other key employees of the Company. The exercise price of the stock options granted under the 1997 Stock Option Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of the grant of each option for incentive stock options. Each option shall be for a term not to exceed ten years after the date of grant for non-employee directors and five years for certain shareholders. Options cannot be exercised until the vesting period, if any, specified by the Compensation Committee has expired.




                                     -F24-

      A summary of stock option activity under the 1997 Stock Option Plan for the year ended December 31, 1997, is as follows:



                                                     Weighted
                                                     Average
                                                     Exercise       Option Price
                                                      Price           Per Share            Shares
      Balance at January 1, 1997                                      $     --                --
        Granted                                                              3.25          225,629
        Granted                                                              4.16           10,000
        Granted                                                              3.13           15,000
                                                                      -----------          -------
      Balance at December 31, 1997                    $ 3.28          $3.13-$4.16          250,629
                                                                      ===========          =======



      Compensation expense of $10,000 was recorded in connection with the grant of these options for the year ended December 31, 1997. At December 31, 1997, options for 25,000 shares were exercisable, an additional 37,400 shares were available for future grants and the weighted average remaining life of the options outstanding was 6 years. The Company has reserved 288,029 shares of common stock in connection with the 1997 Stock Option Plan at December 31, 1997.

      See Note 15 for common stock options issued in connection with the employment of the Company's Chief Executive Officer and Note 19 for options issued to a consultant.

      The Company accounts for stock option grants and awards to employees using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for 1997 and 1996 options consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net loss and net loss per share would have been the pro forma amounts indicated below:




                                                                            1997                1996

      Net loss attributable to common shareholders   As reported       $ (7,935,015)      $ (2,457,016)
                                                     Pro forma           (8,073,015)        (2,519,184)

      Net loss per common share                      As reported       $      (1.89)      $       (.98)
                                                     Pro forma                (1.92)             (1.00)



      The weighted average fair values at date of grant for options granted during 1997 and 1996 were estimated to be $138,000 and $62,168, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected life to vesting; stock volatility of 51% in 1997 and 1996; risk-free interest rate of 6% in 1997 and 1996; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in 1997 and 1996 only. The pro forma amounts for compensation cost may not be indicative of the effects on net loss and net loss per share for future years.


                                     -F25-

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

14.   INCOME TAXES

      The provision for income taxes consisted of the following for the years ended December 31, 1997 and 1996:

                                                               1997           1996

        Current:
        Federal                                              $  --          $  --
        State                                                  5,402          8,112
                                                             -------        -------
        Total                                                $ 5,402        $ 8,112
                                                             =======        =======





      The provision for income taxes for the years ended December 31, 1997 and 1996 is less than the amounts computed by applying the statutory federal income tax rate of 34% to the loss before income taxes and extraordinary item due to the following items:

                                                                            1997                1996

      Computed expected amount                                          $ (2,684,200)       $(1,211,700)
      Meals and entertainment                                                  8,000              8,000
      Officer's life insurance                                                 8,600              4,100
      State income taxes, net of federal tax benefit                           3,500              5,400
      Net operating losses for which no tax benefit was provided           2,669,502          1,202,312
                                                                        ------------        -----------
      Income tax provision                                              $      5,402        $     8,112
                                                                        ============        ===========



      At December 31, 1997 the Company has net operating loss carryforwards for federal income tax purposes of approximately $11 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2012.

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


                                     -F26-

      Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                           1997              1996
       Deferred tax assets:
         Current:
           Allowance for doubtful accounts receivable                  $    49,000      $    11,000
                                                                       -----------      -----------

         Noncurrent:
           Intangible asset amortization and valuation allowance           227,000          320,000
           Differences in net book value of property and equipment         999,000          720,000
           Capital lease adjustment                                      1,134,000          620,000
           Deferred income                                                  19,000           28,000
           Carryforward of net operating loss                            4,072,000        1,870,000
                                                                       -----------      -----------
                                                                         6,451,000        3,558,000
                                                                       -----------      -----------
       Total deferred tax assets                                         6,500,000        3,569,000
       Valuation allowance for deferred tax assets                      (6,500,000)      (3,569,000)
                                                                       -----------      -----------
       Net deferred tax assets                                         $      --        $      --
                                                                       ===========      ===========


      A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

15.   COMMITMENTS AND CONTINGENCIES

      The Company is obligated under long-term capital leases for telecommunication equipment. Substantially all of the leases are with Berthel and have been capitalized and are personally guaranteed by the Company's Chairman of the Board. The Company is responsible for all property taxes, maintenance and insurance. The Company also leases certain of its facilities under operating leases. At December 31, 1997, future minimum rental payments on lease obligations are as follows:


                                                                Capital Leases
                                                 ----------------------------------------     Operating
                                                   Berthel          Other         Total         Leases
       Years ending December 31:
          1998                                   $  652,928     $   16,032     $  668,960     $  208,945
          1999                                    1,064,826          6,680      1,071,506        196,228
          2000                                    1,064,826           --        1,064,826        168,317
          2001                                    1,064,826           --        1,064,826        182,928
          2002                                    1,064,826           --        1,064,826         68,180
          Thereafter                                177,471           --          177,471           --
                                                 ----------     ----------     ----------     ----------
          Minimum rental payments                 5,089,703         22,712      5,112,415     $  824,598
          Less amounts representing interest      1,554,012          2,070      1,556,082     ----------
                                                 ----------     ----------     ----------
                                                  3,535,691         20,642      3,556,333
          Less amounts due within one year          167,149         14,173        181,322
                                                 ----------     ----------     ----------
          Capital lease obligations due
            after one year                       $3,368,542     $    6,469     $3,375,011
                                                 ==========     ==========     ==========



      Rent expense under operating leases for the years ended December 31, 1997 and 1996 was $32,921 and $12,120, respectively.

                                     -F27-

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

      On September 30, 1997, the Company modified its existing lease agreements with Berthel by deferring the July and August 1997 lease payments and increasing the remaining future minimum rental payments for the payments deferred.

      During 1997, with an effective date of February 28, 1998, the Company further modified its existing lease agreements with Berthel by deferring the October 1997 through February 1998 lease payments until the end of the lease term as additional payments. Total monthly lease payments are $41,850 from March 1998 through July 1998 and $88,736 per month until February 2003. In connection with these modifications, the Company agreed to issue warrants to Berthel for 750,000 shares of common stock of the Company, at an exercise price of $1.44 per share. The Company has assigned a fair value of $157,000 to the warrants, that has been capitalized as deferred lease restructuring costs. The warrants will expire, if not exercised on February 28, 2001.

      In conjunction with the PowerTel purchase discussed in Note 4, the Company leases warehouse space on a month-to-month basis, with payments of $3,200. The Company also subleases a portion of this warehouse space to an unrelated third party on a month-to-month basis for $1,000.

      The Company received a notice and demand dated September 20, 1996 (the "Demand") from the trustee for the Value-Added Communications Litigation Trust, as successor-in-interest to the bankruptcy estate of Value-Added Communications, Inc. (collectively, "VAC"), relating to revenues received by the Company for providing telecommunications services to the hotels managed by Larken, Inc., a related party (see Note 16). The Demand alleges that all revenues received by the Company for providing telecommunications services to the Larken, Inc. managed hotels constitute avoidable transfers under the federal Bankruptcy Code and demands payment to VAC of all such amounts. The amount of revenues subject to the Demand was not specified. Management believes that the Company's agreements to provide telecommunications services to Larken, Inc. were made by the Company in good faith, for value and without knowledge as to the alleged avoidable nature of such agreements.

      On January 14, 1998, the Company received notice of a Settlement Agreement and Release between VAC, Larken, Inc. and the Company, among others. Under the Agreement and Release, VAC released Larken, Inc. and the Company from any and all past, present and future claims.

      The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including Priority International Communications, Inc. Factually, it is alleged that the Bankruptcy Court entered an injunction on April 1, 1996 which included a prohibition against any dissipation of the assets of Tel-Span Communications, Inc. ("Tel-Span"); that on May 1, 1996, PIC entered into a new Operator Services Agreement with Tel-Span purporting to release PIC from its contractual obligation to use Tel-Span as its exclusive operator service provider; that on October 4, 1996, while the parties to the proceeding awaited the Court's ruling on ownership of certain assets of Tel-Span, PIC participated in a secret meeting in New Orleans at which an agreement was reached to begin migration of business which violated the Bankruptcy Court's injunction; and, finally, that


                                     -F28-

      PIC violated the Court's injunction since it aided and abetted a party bound by such order. In response, PIC has defended by asserting that it had no notice of any injunction entered into by the Bankruptcy Court as required by Rule 65(d) of the Federal Rules of Civil Procedure if such an order is to be enforced against a non-party such as PIC; that the injunction entered by the Bankruptcy Court did not clearly prohibit the conduct of PIC in migrating its own business; and in any event as a non-party, PIC's conduct was motivated by legitimate business concerns and did not constitute an aiding and abetting of a party's violation of the injunction. In relation to this matter, a claim has also been made against ATN Communications, Inc. ("ATN") and certain employees of ATN. Evidentiary hearings were held and written summations and closing briefs were filed by all parties with the Bankruptcy Court on or before September 19, 1997. The Bankruptcy Court has not rendered a judgment in relation to the above matter. The proceeding does not specify a dollar amount of damages. Although the Company believes that this lawsuit is without merit and intends to defend vigorously against it, in the event of an adverse determination, there can be no assurance that this litigation will not have a material adverse effect on the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.


      On August 16, 1996, the Company entered into three-year employment agreements with the Chairman of the Board, President, and the Vice President of Operations. Pursuant to these agreements, the Chairman of the Board, President and the Vice President of Operations will receive base salaries of $150,000, $130,000 and $65,000, respectively. In addition, each of these individuals will be eligible to participate in the Stock Option Plans discussed in Note 12. Each agreement contains a provision restricting competition with the Company for a period of two years following their termination of employment. If employment with the Company is terminated by the Company for any reason, including for cause, the employee is entitled to receive continuation of his base salary for two years.

      On April 4, 1997, the Company entered into a three-year employment agreement with the Chief Executive Officer. Pursuant to this agreement, he will receive an annual base salary of $150,000 and will be eligible to participate in an incentive bonus program to be developed by the Compensation Committee. This agreement contains a provision restricting competition with the Company for a period of time equal to his employment term if his employment is terminated on or after October 4, 1997 but prior to April 4, 1998 and a period of two years following termination of employment if his employment is terminated on or after April 4, 1998. If his employment is terminated by the Company for any reason other than for cause, as defined in the employment agreement, he is eligible to receive continuation of his base salary for the period of his covenant restricting competition with the Company. In connection with this employment agreement, he also received options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $2.625 per share. Options exercisable for 75,000 shares were immediately exercisable on grant, options exercisable for 50,000 shares vest on each of April 4, 1998 and 1999, and options for a total of 225,000 shares vest in three increments of 75,000 each upon the achievement by the Company of specified income and profit targets. The options granted to the Chief Executive Officer were not granted under either the 1993 Plan or the 1997 Stock Option Plan.

16.   RELATED PARTY TRANSACTIONS

      The Company conducts a significant amount of business with Berthel, Intellicall and other affiliated entities. Berthel provided lease and other financing services, including underwriting, to the Company. In addition to the previously discussed transactions with Intellicall, the Company has paid royalty and validation fees to Intellicall for processing of phone calls under an agreement with Intellicall. The Company also has an agreement with an entity owned by the Company's Chairman of the Board for the use of aircraft. The Company has also paid consulting expenses to a member of the Company's Board of Directors and had loans from certain shareholders.


                                     -F29-

      On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by a minority shareholder. The agreement provided for 75% of the net income derived from the hotels, as defined under the agreement (after direct costs and compensation to the Company for administrative expenses), to be paid to the shareholder. Revenues of $603,644 and $962,089 were generated for the years ended December 31, 1997 and 1996, respectively. Further, the Company had call processing receivables from the hotels included under the agreement of $79,500 and $141,641 at December 31, 1997 and 1996, respectively. Effective July 1996, the agreement was amended to provide for a set payment of $25,000 per month in commissions to be paid to the minority shareholder, until January 1, 1997, when the commission payment will be increased to $30,000 per month for a period of 24 months. Also in conjunction with this agreement, effective from July 1, 1996 and through June 30, 2000, the Company will pay an additional $6,000 per month to Berthel for commissions payable to the minority shareholder pursuant to a settlement of a dispute between Berthel and the minority shareholder.

      A summary of transactions with related parties for the years ended December 31, 1997 and 1996 is as follows:



                                                                                     1997              1996

      Rental of aircraft                                                           $ 33,116          $ 60,881
      Consulting expense                                                             35,181            69,914
      Interest expense on shareholder notes payable                                  20,778            30,623
      Commissions/75% profit share to minority shareholder                          360,000           274,410
      Interest expense on notes payable to Berthel                                   38,622           179,250
      Lease payments to Berthel                                                     491,175         2,445,429
      Equipment sales to Berthel                                                          -           389,941
      Royalty fees to Intellicall                                                         -             1,942
      Validation fees to Intellicall                                                      -            22,933
      Interest expense to Intellicall                                                     -           127,943
      Commissions to Berthel                                                         72,000            18,000
      Underwriting fees to Berthel                                                   43,250           132,531




17.   PROFIT SHARING PLAN

      The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 1997 and 1996.

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


                                    -F30-

      The estimated fair values of the Company's other significant financial instruments at December 31, 1997 and 1996 are as follows:

                                                 1997                              1996
                                    -----------------------------     -----------------------------
                                      Carrying            Fair          Carrying           Fair
                                       Amount             Value          Amount            Value

      Long-term debt                $ 4,795,473       $ 4,795,473     $ 1,633,233       $ 1,541,192



19.   CONSULTING AGREEMENTS

      On December 20, 1996 the Company entered into a consulting agreement (the "Agreement") with a consultant to provide advisory services to the Company for a fee of $3,000 per month. The term of the Agreement is January 1997 through June 1998, renewable in additional three-month increments unless terminated in writing by either the Company or the consultant. In addition, pursuant to the Agreement, the consultant received a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.50 per share. The Company assigned a fair value of $100,000 to the warrant. The warrant expires, if not exercised, on December 20, 1999.

      On July 2, 1997 the Company entered into a Letter of Agreement (the "Agreement") with a consultant to provide investor relations services to the Company for a fee of $2,500 per month. The term of the Agreement is July 1997 through July 1998, renewable in additional one-year increments unless terminated in writing by either the Company or the consultant. In addition, pursuant to the Agreement, the consultant received options to purchase up to 50,000 shares of the Company's common stock at an option price of $2.875 per share and vesting over two years. The options expire, if not exercised, on July 2, 2002. The Company recognized no expense in connection with the options for the year ended December 31, 1997 due to the high exercise price of the options.

20.   SUBSEQUENT EVENTS

      On January 27, 1998, McFarland, Grossman & Company, Inc. filed suit seeking $162,500, together with reasonable and necessary attorneys' fees based upon a breach of contract by the Company's wholly-owned subsidiary, PIC, for its failure to pay an investment banking fee. PIC has filed a written answer, generally denying all of the allegations set forth in the suit. This case is set for a non-jury trial for the week of October 12, 1998. Written discovery has been served on PIC, but the answers thereto are not yet due and have not yet been filed. It is anticipated that substantial additional discovery will be initiated and completed by both parties prior to October 12, 1998. Legal counsel and the Company have not formed an opinion as to the probability of an outcome or the amount or range of potential loss which may be present as a result of the claims asserted against PIC. No provision for any loss that may result upon the resolution of this matter has been made in the consolidated financial statements.

      On February 13, 1998, the Company entered into an agreement to purchase all of the outstanding shares of common stock of Incomex, Inc. ("Incomex"), a provider of international operator services from Mexico to the United States for approximately 80 hotel and resort hotel properties located in Mexico in exchange for 400,000 shares of common stock of the Company, valued at $422,500. The agreement also provides for the Company to pay the selling shareholders an aggregate amount equal to 60% of the income before income taxes of Incomex, as defined, during the period from February 1, 1998 through July 31, 1998. The Company has also agreed to issue common stock of the Company equal to an aggregate quarterly average market value of $1.50 for each dollar of income before taxes of Incomex, as defined, earned in excess of $400,000 during the two 12 month periods beginning August, 1998. The Incomex acquisition will be recorded under the purchase method for financial reporting purposes. Goodwill, exclusive of any amounts attributable to the contingent consideration, is estimated at $850,000 and will be amortized over



                                     -F31-
      ten years. Concurrent with the purchase, the Company entered into employment agreements with Incomex's Chief Executive Officer and Vice President for three years.


      Pro forma results of operations (unaudited) for the Company reflecting the Incomex, PIC and PIC-R acquisitions for the years ended December 31, 1997 and 1996 as if the acquisitions had occurred on January 1, 1996 are as follows:

                                                                                      1997               1996

Total revenues                                                                  $ 20,595,648       $ 15,966,612
Cost of sales                                                                     15,297,749         10,640,920
                                                                                ------------       ------------
Gross operating profit                                                             5,297,899          5,325,692

Selling, general and administrative expense                                        7,984,501          5,431,878
Depreciation and amortization expense                                              2,833,193          3,274,077
Loss from impairment of property, equipment
  and intangible assets                                                            1,353,010               --
Loss from joint venture                                                              993,329               --
                                                                                ------------       ------------

Operating loss                                                                    (7,866,134)        (3,380,263)

Interest expense                                                                   1,240,659          1,865,058
                                                                                ------------       ------------

Loss before income taxes and extraordinary item                                   (9,106,793)        (5,245,321)
Income taxes                                                                           5,620              8,112
                                                                                ------------       ------------

Loss before extraordinary item                                                    (9,112,413)        (5,253,433)
Extraordinary item - gain on related party restructuring                                --            1,084,314
                                                                                ------------       ------------

Net loss                                                                        $ (9,112,413)      $ (4,169,119)
                                                                                ============       ============

Pro forma net loss attributable to common shareholders                          $ (9,147,420)      $ (4,138,496)
                                                                                ============       ============

Pro forma net loss per common share:
  Loss before extraordinary item                                                $      (1.88)      $      (1.63)
  Extraordinary item                                                                    --                  .34
                                                                                ------------       ------------
  Net loss                                                                      $      (1.88)      $      (1.29)
                                                                                ============       ============

Pro forma weighted average common stock outstanding                                4,858,439          3,208,329
                                                                                ============       ============


      On February 26, 1998, the Company agreed to issue 2,170 shares of Convertible Preferred to Berthel in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions currently owed.


                                     -F32-

      Effective February 27, 1998, the Company entered into a binding letter of intent with Berthel to provide an additional $700,000 of lease financing payable over 41 months at a 14% interest rate and the issuance of a warrant to purchase 350,000 shares of common stock of Company at an exercise price equal to the average of the daily closing bid price per share of the Company's common stock for the sixty trading days prior to the date of closing that will expire in 3 years and $1.3 million of subordinated debt financing at 14% with a three year term with 1,300,000 warrants with terms similar to the lease financing. As of March 25, 1998, Berthel had funded $358,000 of the lease financing. Berthel has agreed to provide this financing on a best efforts basis and the commitment expires on April 30, 1998, unless mutually extended by the Company and Berthel.

      As of March 25, 1998, the Company has received $500,000 in notes payable proceeds, $400,000 of which has been provided by related parties.. The borrowings bear interest at 14% and accrued interest and principal are due on March 5, 1999. In connection with the financing, warrants to purchase 500,000 shares of common stock of the Company were issued at an exercise price of $1.75 per share. The warrants expire on March 31, 2001.


                                    * * * * *


                                     -F33-

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              a.    Exhibits:


   EXHIBIT NUMBER                         DOCUMENT DESCRIPTION


           2.1 Stock Purchase Agreement, dated as of August 22, 1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (1)

           2.2 First Amendment to Stock Purchase Agreement, dated as of October 31, 1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (1)

           2.3 Second Amendment to Stock Purchase Agreement, dated as of February 27, 1998, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc.

           2.4 Stock Purchase Agreement, dated as of August 22, 1997, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications Inc. (1)

           2.5 First Amendment to Stock Purchase Agreement dated as of October 31, 1997, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications Inc. (1)

           2.6 Second Amendment to Stock Purchase Agreement, dated as of February 27, 1998, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications, Inc.

           2.7 Short-Term Note dated October 31, 1997 issued by MCC Acquisition Corp. to Bonner B. Hardegree, trustee for the benefit of Wayne Wright and Bonner B. Hardegree (1)

           2.8 Amended and Restated Short-Term Note dated February 27, 1998 issued by MCC Acquisition Corp. to Bonner B. Hardegree, trustee for the benefit of Wayne Wright, and Bonner B. Hardegree.

          2.9         Form of Long-Term Note (1)

          2.10 Stock Purchase Agreement, dated as of February 13, 1998, among MCC Acquisition Corp., Incomex, Inc. and the Shareholders of Incomex, Inc. (2)

          3.1         Restated Articles of Incorporation of the Company (3)

          3.2 First Amendment to Restated Articles of Incorporation of the Company (4)


          3.3 Second Amendment to Restated Articles of Incorporation of the Company (4)

          3.4         Amended and Restated By-Laws of the Company (5)

          4.1 Form of Warrant Agreement between the Company and Firstar Trust Company (3)

          4.2         Form of Redeemable Warrant (3)

         10.1 AT&T Management Company Commission Agreement, dated as of December 16, 1995, by and between the Company and AT&T Communications, Inc. ("AT&T") (3) (6)

         10.2 Amendment No. 1 to AT&T Management Company Commission Agreement, dated as of January 16, 1996, by and between the Company and AT&T (1)


         10.3 Amendment No. 2 to AT&T Management Company Commission Agreement, dated as of January 16, 1996, by and between the Company and AT&T (3) (6)

         10.4 Amendment No. 3 to AT&T Management Company Commission Agreement, executed on December 13, 1996, by and between AT&T and the Company (7)

         10.5 AT&T Management Company Commission Agreement, effective as of January 16, 1998, by and between the Company and AT&T.

         10.6 Credit Agreement dated as of May 31, 1994, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.7 Indemnification Agreement, dated as of March 3, 1995, by and between the Company and Larken, Inc. (3)

         10.8 Restructuring Agreement, dated as of December 31, 1994, by and between the Company and Intellicall, Inc. (3)

         10.9 $1,000,000 Preferred Stock Subordinated Note from the Company to Intellicall, Inc. (3)

         10.10 Bi-Party Intelli-Max Billing Agreement, dated as of May 8, 1992, between the Company and Intellicall, Inc. (3)

         10.11 License Agreement, dated May 31, 1994, between the Company and Intellicall, Inc. (3)

         10.12 Account Purchase Agreement dated June 25, 1992, between the Company and OAN Services, Inc. (3)

         10.13 Operator Billing and Related Services Agreement, dated May 11, 1992, between the Company and OAN Services, Inc.
                       (3)

         10.14         Murdock Communications Corporation 1993 Stock Option
                       Plan (3)

         10.11         Murdock Communications Corporation 1997 Stock Option Plan

         10.15 Unit Purchase Warrant to purchase 41,667 Units, dated August 5, 1996, from the Company to
                       George N. McDonald (3)

         10.16 Promissory Note in the principal amount of $250,000 dated August 1, 1996, from the Company to George N. McDonald
                       (3)

         10.17 Letter Agreement, dated August 5, 1996, by and between the Company and George N. McDonald (3)

         10.18 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income Fund X, L.P. (3)

         10.19 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income Fund IX, L.P. (3)

         10.20 Lease Agreement for Lease #076-18000-012, dated as of February 27, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.21 Lease Agreement for Lease #074-18000-016, dated as of June 14, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (3)

         10.22 Lease Agreement for Lease #076-18000-017, dated as of July 3, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.23 Modification Agreement for 21 Leases, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (3)

         10.24 Modification Agreement for Lease #063-17000-001, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.25 Modification Agreement for Lease #076-17000-443, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.26 Modification Agreement for Lease #076-17000-943, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.27 Modification Agreement for Lease #076-18000-012, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.28 Modification Agreement for Lease #076-46698-000, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.29         Equipment Lease #076-17000-443, dated as of May 31, 1994,
                       by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.30 Equipment Lease #076-46698-000, dated as of January 18, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (3)

         10.31 Equipment Lease/Purchase Agreement #063-18000-000, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.32 Assignment of Lease of Security Agreement, dated as of May 31, 1994, from Berthel Fisher & Company Leasing, Inc. to Telecommunications Income Fund X, L.P. (3)

         10.33 Demand Note for $50,000, dated as of December 26, 1995, between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.34 Demand Note for $200,000, dated as of January 25, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.35 Demand Note for $200,000, dated as of January 31, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.36 Demand Note for $100,000, dated as of February 27, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.37 Equipment Lease, dated as of August 16, 1995, by and between the Company and Harvey Leasing. (3)

         10.38 Lease Agreement for Lease #074-18000-004, dated as of November 30, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (3)

         10.39 Lease Agreement for Lease #074-18000-005, dated as of November 30, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (3)

         10.40 Lease Agreement for Lease #074-18000-006, dated as of November 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (3)

         10.41 Employment Agreement, dated as of August 16, 1996, by and between the Company and Guy O. Murdock. (3)

         10.42 Employment Agreement, dated as of August 16, 1996, by and between the Company and Colin P. Halford. (3)

         10.43 Employment Agreement, dated as of April 5, 1997, by and between the Company and Thomas E. Chaplin (8)

         10.44 Employment Agreement, dated as of August 16, 1996, by and between the Company and Bill R. Wharton. (3)

         10.45 Asset Purchase Agreement, dated December 13, 1996, between the Company and Interactive Communications Inc.
                       (7)

         21            Subsidiaries

         24 Power of Attorney (included as part of the signature page hereof)

         27            Financial Data Schedule

--------------------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on November 7, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on February 13, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(6) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission by order dated October 21, 1996.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-21463) and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MURDOCK COMMUNICATIONS
                                             CORPORATION

                                             By  /s/ Thomas E. Chaplin
                                                ---------------------------
                                                      Thomas E. Chaplin
                                                    Chief Executive Officer

                                             Date:  April 10, 1998

                  Each person whose signature appears below hereby appoints Guy
O. Murdock and Thomas E. Chaplin, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-KSB and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Guy O. Murdock           Chairman of the Board of Directors   April 10, 1998
------------------------     (Principal Executive Officer)
Guy O. Murdock

/s/ Colin P. Halford         President and Director               April 10, 1998
------------------------
Colin P. Halford

/s/ Thomas E. Chaplin        Chief Executive Officer and Director April 10, 1998
------------------------     (Principal Financial Officer and
Thomas E. Chaplin            Principal Accounting Officer)

/s/ John C. Poss             Director                           April 10, 1998
-----------------------
John C. Poss

/s/ Steven R. Ehlert         Director                           April 10, 1998
-----------------------
Steven R. Ehlert

/s/ Larry A. Erickson        Director                           April 10, 1998
-----------------------
Larry A. Erickson

/s/ Wayne Wright             Director                           April 10, 1998
-----------------------
Wayne Wright

                                EXHIBIT INDEX



                                                                                           SEQUENTIAL
                                                                                              PAGE
   EXHIBIT NUMBER                         DOCUMENT DESCRIPTION                               NUMBER
   --------------                         --------------------                          ----------------
            2.1        Stock Purchase Agreement, dated as of August 22, 1997,
                       among MCC Acquisition Corp., Priority International
                       Communications, Inc. and certain shareholders of Priority
                       International Communications, Inc.  (1)

            2.2        First Amendment to Stock Purchase Agreement, dated as of
                       October 31, 1997, among MCC Acquisition Corp., Priority
                       International Communications, Inc. and certain shareholders of Priority International Communications,
                       Inc. (1)

            2.3        Second Amendment to Stock Purchase Agreement, dated as of
                       February 27, 1998, among MCC Acquisition Corp., Priority
                       International Communications, Inc. and certain shareholders of Priority International Communications,
                       Inc.

            2.4 Stock Purchase Agreement, dated as of August 22, 1997, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN
                       Communications Inc. (1)

            2.5        First Amendment to Stock Purchase Agreement dated as of
                       October 31, 1997, among MCC Acquisition Corp., PIC
                       Resources Corp., the shareholders of PIC Resources Corp.
                       and ATN Communications Inc. (1)

            2.6        Second Amendment to Stock Purchase Agreement, dated as of
                       February 27, 1998, among MCC Acquisition Corp., PIC
                       Resources Corp., the Shareholders of PIC Resources Corp.
                       and ATN Communications, Inc.

            2.7        Short-Term Note dated October 31, 1997 issued by MCC
                       Acquisition Corp. to Bonner B. Hardegree, trustee for the benefit of Wayne Wright and Bonner B. Hardegree (1)


            2.8        Amended and Restated Short-Term Note dated February 27,
                       1998 issued by MCC Acquisition Corp. to Bonner B.
                       Hardegree, trustee for the benefit of Wayne Wright, and Bonner B. Hardegree.

            2.9        Form of Long-Term Note (1)

            2.10 Stock Purchase Agreement, dated as of February 13, 1998, among MCC Acquisition Corp., Incomex, Inc. and the
                       Shareholders of Incomex, Inc. (2)

            3.1        Restated Articles of Incorporation of the Company (3)

            3.2 First Amendment to Restated Articles of Incorporation of the Company (4)

            3.3 Second Amendment to Restated Articles of Incorporation of the Company (4)

            3.4        Amended and Restated By-Laws of the Company (5)

            4.1        Form of Warrant Agreement between the Company and Firstar
                       Trust Company (3)

            4.2        Form of Redeemable Warrant (3)

           10.1        AT&T Management Company Commission Agreement, dated as of
                       December 16, 1995, by and between the Company and AT&T
                       Communications, Inc. ("AT&T") (3) (6)

           10.2        Amendment No. 1 to AT&T Management Company Commission
                       Agreement, dated as of January 16, 1996, by and between the Company and AT&T (1)


           10.3        Amendment No. 2 to AT&T Management Company Commission
                       Agreement, dated as of January 16, 1996, by and between the Company and AT&T (3) (6)

           10.4        Amendment No. 3 to AT&T Management Company Commission
                       Agreement, executed on December 13, 1996, by and between AT&T and the Company (7)

           10.5 AT&T Management Company Commission Agreement, effective as of January 16, 1998, by and between the Company and AT&T.


         10.6 Credit Agreement dated as of May 31, 1994, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

         10.7 Indemnification Agreement, dated as of March 3, 1995, by and between the Company and Larken, Inc. (3)

         10.8 Restructuring Agreement, dated as of December 31, 1994, by and between the Company and Intellicall, Inc. (3)

         10.9          $1,000,000 Preferred Stock Subordinated Note from the
                       Company to Intellicall, Inc. (3)

         10.10         Bi-Party Intelli-Max Billing Agreement, dated as of May
                       8, 1992, between the Company and Intellicall, Inc. (3)

         10.11         License Agreement, dated May 31, 1994, between the
                       Company and Intellicall, Inc. (3)

         10.12 Account Purchase Agreement dated June 25, 1992, between the Company and OAN Services, Inc. (3)

         10.13         Operator Billing and Related Services Agreement, dated
                       May 11, 1992, between the Company and OAN Services, Inc.
                       (3)

         10.14         Murdock Communications Corporation 1993 Stock Option
                       Plan (3)

         10.15         Murdock Communications Corporation 1997 Stock Option Plan
                       Unit Purchase Warrant to purchase 41,667 Units, dated
                       August 5, 1996, from the Company to George N. McDonald (3)

         10.16         Promissory Note in the principal amount of $250,000 dated
                       August 1, 1996, from the Company to George N. McDonald (3)

         10.17 Letter Agreement, dated August 5, 1996, by and between the Company and George N. McDonald (3)

         10.18 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income Fund X,
                       L.P. (3)



         10.19 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income
                       Fund IX, L.P. (3)

         10.20         Lease Agreement for Lease #076-18000-012, dated as of
                       February 27, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)

         10.21         Lease Agreement for Lease #074-18000-016, dated as of
                       June 14, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund IX, L.P. (3)

         10.22         Lease Agreement for Lease #076-18000-017, dated as of
                       July 3, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)

         10.23         Modification Agreement for 21 Leases, dated as of May 30,
                       1996, by and between the Company and Berthel Fisher &
                       Company Leasing, Inc. as agent for Telecommunications
                       Income Fund IX, L.P. (3)

         10.24 Modification Agreement for Lease #063-17000-001, dated as of May 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. (3)

         10.25 Modification Agreement for Lease #076-17000-443, dated as of May 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)

         10.26 Modification Agreement for Lease #076-17000-943, dated as of May 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)

         10.27 Modification Agreement for Lease #076-18000-012, dated as of May 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)


        10.28 Modification Agreement for Lease #076-46698-000, dated as of May 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund X, L.P. (3)

        10.29          Equipment Lease #076-17000-443, dated as of May 31, 1994,
                       by and between the Company and Berthel Fisher & Company
                       Leasing, Inc. (3)

        10.30          Equipment Lease #076-46698-000, dated as of January 18,
                       1995, by and between the Company and Berthel Fisher &
                       Company Leasing, Inc. as agent for Telecommunications
                       Income Fund X, L.P. (3)

        10.31 Equipment Lease/Purchase Agreement #063-18000-000, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (3)

        10.32 Assignment of Lease of Security Agreement, dated as of May 31, 1994, from Berthel Fisher & Company Leasing, Inc.
                       to Telecommunications Income Fund X, L.P. (3)

        10.33 Demand Note for $50,000, dated as of December 26, 1995, between the Company and Berthel Fisher & Company Leasing,
                       Inc. (3)

        10.34 Demand Note for $200,000, dated as of January 25, 1996, by and between the Company and Berthel Fisher & Company
                       Leasing, Inc. (3)

        10.35 Demand Note for $200,000, dated as of January 31, 1996, by and between the Company and Berthel Fisher & Company
                       Leasing, Inc. (3)

        10.36 Demand Note for $100,000, dated as of February 27, 1996, by and between the Company and Berthel Fisher & Company
                       Leasing, Inc. (3)

        10.37 Equipment Lease, dated as of August 16, 1995, by and between the Company and Harvey Leasing. (3)

        10.38          Lease Agreement for Lease #074-18000-004, dated as of
                       November 30, 1995, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund IX, L.P. (3)


            10.39      Lease Agreement for Lease #074-18000-005, dated as of
                       November 30, 1995, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund IX, L.P. (3)

            10.40      Lease Agreement for Lease #074-18000-006, dated as of
                       November 30, 1996, by and between the Company and Berthel
                       Fisher & Company Leasing, Inc. as agent for
                       Telecommunications Income Fund IX, L.P. (3)

            10.41 Employment Agreement, dated as of August 16, 1996, by and between the Company and Guy O. Murdock. (3)

            10.42 Employment Agreement, dated as of August 16, 1996, by and between the Company and Colin P. Halford. (3)

            10.43 Employment Agreement, dated as of April 5, 1997, by and between the Company and Thomas E. Chaplin (8)

            10.44 Employment Agreement, dated as of August 16, 1996, by and between the Company and Bill R. Wharton. (3)

            10.45      Asset Purchase Agreement, dated December 13, 1996,
                       between the Company and Interactive Communications Inc.
                       (7)

            21         Subsidiaries

            24 Power of Attorney (included as part of the signature page hereof)

            27         Financial Data Schedule


--------------------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on November 7, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on February 13, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(6) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission by order dated October 21, 1996.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-21463) and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 (File No. 000-21463) and incorporated herein by reference.