Form 10KSB/A
period 1997-12-31
MURDOCK COMMUNICATIONS CORP
filed 1998-04-30
CIK 908754

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

                      Commission file number 000-21463

                     Murdock Communications Corporation
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                  Iowa                                42-1337746
    -------------------------------       ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

       1112 29th Avenue S.W., Cedar Rapids, Iowa                 52404
     ----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

          Issuer's telephone number, including area code: 319-362-6900

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                       Name of each exchange on
         Title of each class                               which registered
                  NA                                              NA
         ------------------------------                ------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                    ---------------------------------------
                                (Title of class)

                    Redeemable Common Stock Purchase Warrants
                 ----------------------------------------------
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
  ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year. $8,417,120

         The aggregate market value of the common stock held by nonaffiliates of the issuer as of March 30, 1998 was $5,883,675.

         On March 30, 1998, there were outstanding 4,858,439 shares of the issuer's no par value common stock.

         Transitional Small Business Disclosure Format (check one):  Yes
No  X                                                                    ---
   ---

DOCUMENTS INCORPORATED BY REFERENCE:  None

         Items 9, 10, 11 and 12 of Part III of the Annual Report on Form 10-KSB of Murdock Communications Corporation for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on April 10, 1998, are hereby amended in their entirety as follows to reflect the information required by such items.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

         The following table sets forth the name, age and principal occupation and employment during the past five years of the current directors of the
Corporation:

                                                                                            DIRECTOR
                                                                                            --------
     NAME, AGE, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND DIRECTORSHIPS          AGE        SINCE
     ---------------------------------------------------------------------          ---        -----
GUY O. MURDOCK                                                                      42          1989

Chairman of the Board since 1989. Chief Executive Officer of the Corporation from 1989 to April 1997 and President of the Corporation from 1989 to July 1996.

THOMAS E. CHAPLIN                                                                   46          1997

Chief Executive Officer of the Corporation since April 1997.  From 1993 to
1996, Senior Vice President and General Manager of APAC Teleservices, Inc.
(provider of outsourced customer service and sales teleservices for large companies). From 1990 to 1993, President and Chief Operating Officer of
Unilens Corp., USA (a manufacturer of aspheric multifocal contact lenses).

COLIN P. HALFORD                                                                    43          1993

President of the Corporation since July 1996.  Vice President - Sales and
Marketing of the Corporation from 1994 to July 1996.  President of Halford and
Associates (telecommunications management and consulting firm) from 1992 to 1993.

JOHN C. POSS                                                                        50          1994

President of J.C. Poss & Company, Inc. (telecommunications consulting firm) since 1995. President of WorldQuest Networks, Inc. (provider of international facsimile services) during 1997. Vice President - Corporate Development and
Planning of Intellicall, Inc. (provider of technology, equipment and services to the telecommunications industry) from 1992 to 1995. Mr. Poss also served as Chief Financial Officer of the Corporation in 1993.

STEVEN R. EHLERT                                                                    40         1995

Vice President of Operations of Starter Printables Division of Starter
Corporation (producer of athletic apparel and equipment) since 1996. Director of Operations of Galt Sand Company Incorporated (commercial printing company specializing in silk screened clothing) from 1986 to 1996.

WAYNE WRIGHT                                                                        52         1997

President of Priority International Communications, Inc. (a wholly owned subsidiary of the Corporation since October 1997) since March 1997 and chairman of the Board of Priority International Communications, Inc. since
1996.  Mr. Wright served as an officer of U.S. Ameriphone from 1993 to 1996.

LARRY A. ERICKSON                                                                   49         1997

Vice President and Controller of the Rockwell Avionics and Communications division (provider of advanced avionics and airborne and mobile communications systems and services to airlines, aircraft manufacturers and business aircraft) of Rockwell International Corporation since November 1996. For more than 20 years prior to November 1996, Mr. Erickson served in a variety of finance and accounting positions at Rockwell International Corporation.

EXECUTIVE OFFICERS

         The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the executive officer of the Corporation who is not a director:

         Name              Age             Current Position                      Other Positions
         ----              ---             ----------------                      ---------------
Bill R. Wharton            37     Vice President-Operations (since     Director of Operations of the
                                  1995)                                Corporation from 1989 to 1995


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Corporation's directors and executive officers, and persons who own more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Corporation's equity securities. The rules promulgated by the SEC under section 16(a) of the Exchange Act require those persons to furnish the Corporation with copies of all reports filed with the SEC pursuant to section 16(a). Based solely upon a review of such forms actually furnished to the Corporation, and written representations of certain of the Corporation's directors and executive officers, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under section 16(a) of the Exchange Act, except that Wayne Wright filed a Form 5 on February 17, 1998 to report his appointment as a director of the Corporation on October 31, 1997, and Larry A. Erickson filed a Form 3 on July 24, 1997 to report his appointment as a director of the Corporation on May 28, 1997.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Cash and Other Compensation. The table which follows sets forth certain information concerning compensation paid to, earned by, or awarded to Thomas E. Chaplin, the Corporation's Chief Executive Officer, Guy O. Murdock, the Corporation's Chairman of the Board, and Colin P. Halford, the Corporation's President (collectively, the "named executive officers") during the years indicated below. No other executive officer's salary and bonus exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE


                                                                                                LONG-TERM
                                                                              OTHER           COMPENSATION
                                                      ANNUAL                  ANNUAL             AWARDS
         NAME AND                                  COMPENSATION              COMPEN-      SECURITIES UNDERLYING         ALL OTHER
    PRINCIPAL POSITION          YEAR           SALARY ($) BONUS ($)         SATION($)          OPTIONS (#)          COMPENSATION ($)
    ------------------          ----           ---------- ---------         ---------          -----------          ----------------
Guy O. Murdock,                 1997          150,000     20,000            11,283 (2)          123,236                    --
Chairman of the                 1996          150,000     18,750            13,099 (2)               --                    --
Board (1)                       1995          137,500     42,385            13,081 (2)               --                    --

Thomas E. Chaplin,              1997          105,962     40,000             2,983 (4)          400,000                    --
Chief Executive                 1996               --         --                --                   --                    --
Officer (3)                     1995               --         --                --                   --                    --

Colin P. Halford,               1997          121,923     25,000                --              136,201                    --
President                       1996          100,000     10,000                --                   --                    --
                                1995           66,000     25,000                --                   --                    --


---------------


     (1) Mr. Murdock resigned as Chief Executive Officer of the Corporation effective April 4, 1997.

     (2) The amounts listed for 1997, 1996 and 1995 include $4,825, $8,200 and $7,845, respectively, for use of a company car, and $6,458, $4,899 and $5,236, respectively, for country club membership fees.

     (3) Mr. Chaplin commenced employment with the Corporation effective April 4, 1997.

     (4) The amount listed for 1997 consists of $2,983 for use of a company car.

     OPTIONS GRANTED DURING 1997

          The following table provides certain information regarding stock options granted to the named executive officers of the Corporation during the year ended December 31, 1997.

                       OPTIONS/SAR GRANTS IN LAST YEAR

                                                  INDIVIDUAL GRANTS
                       -------------------------------------------------------------------------
                          NUMBER OF          PERCENT OF
                          SECURITIES        TOTAL OPTIONS
                          UNDERLYING         GRANTED TO
                           OPTIONS          EMPLOYEES IN        EXERCISE           EXPIRATION
        NAME               GRANTED           FISCAL YEAR          PRICE               DATE
        ----               -------           -----------          -----               ----
Guy O. Murdock............ 123,236 (1)           16.0%            $3.25           April 3, 2007
Thomas E. Chaplin......... 175,000 (2)           22.7              4.16           April 4, 2007
Thomas E. Chaplin......... 225,000 (3)           29.2              4.16           April 4, 2007
Colin P. Halford.......... 136,201 (4)           17.7              3.25           April 3, 2007

     ----------------------

(1)      These options become exercisable on April 3, 1998.

(2) Options with respect to 75,000 were exercisable on the date of grant, options with respect to 50,000 shares become exercisable on April 4, 1998 and options with respect to 50,000 shares become exercisable on April 4, 1999.

(3) These Options become exercisable in three installments of 75,000 shares each based upon the achievement of certain performance criteria.

(4) Options with respect to 93,961 shares become exercisable on April 3, 1998, options with respect to 21,120 shares become exercisable on April 3, 1999 and options with respect to 21,120 shares become exercisable on April 3, 2000.

FISCAL YEAR-END OPTION VALUES

         The following table provides certain information regarding the value of unexercised options held by the named executive officers at December 31, 1997. No named executive officer exercised any options during the year ended December 31, 1997.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                     NUMBER OF SECURITIES UNDERLYING
                                      UNEXERCISED OPTIONS AT FISCAL
                                                YEAR-END (1)
                                   -----------------------------------
            NAME                    EXERCISABLE         UNEXERCISABLE
-----------------------------      -------------       ---------------
Guy. O. Murdock..............             --              123,236
Thomas E. Chaplin............         75,000              325,000
Colin P. Halford.............         31,040              143,960

          --------------
(1) Based on the reported closing bid price of $15/16 per share of the Company's Common Stock on the Nasdaq SmallCap Market on December 31, 1997, none of these options were in the money at December 31, 1997.

         Employment Agreements. On August 16, 1996, the Corporation entered into separate Employment Agreements with each of Guy Murdock, Colin Halford, and Bill Wharton. Each of the Employment Agreements has a three-year term. Pursuant to the Employment Agreements, Messrs. Murdock, Halford and Wharton will receive base salaries of not less than $150,000, $130,000 and $65,000, respectively. In addition, each of them will be eligible to participate in the Stock Option Plan and other executive compensation plans. Each Employment Agreement contains a provision restricting competition with the Corporation for a period of two years following termination of employment. If employment with the Corporation is terminated by the Corporation for any reason, including for cause, the employee is entitled to receive continuation of his then effective base salary for two years.

         On April 4, 1997, the Corporation entered into three-year employment agreement with Thomas E. Chaplin. Pursuant to this agreement, Mr. Chaplin will receive an annual base salary of $130,000 and will be eligible to participate in an incentive bonus program to be developed by the Compensation Committee. This agreement contains a provision restricting competition with the Corporation for (i) a period of six months if Mr. Chaplin's employment is terminated prior to October 4, 1997, (ii) a period of time equal to Mr. Chaplin's employment term if his employment is terminated on or after October 4, 1997 but prior to April 4, 1998 and (iii) a period of two years following termination of employment if Mr. Chaplin's employment is terminated on or after April 4, 1998. If Mr. Chaplin's employment is terminated by the Corporation for any reason other than for "cause" (as defined in the employment agreement), Mr. Chaplin is eligible to receive continuation of his base salary for the period of his covenant restricting competition with the Corporation. In connection with this employment agreement, Mr. Chaplin also received options to purchase an aggregate of 400,000 shares of the Corporation's no par value Common Stock (the "Common Stock") at an exercise price of $4.16 per share. Options exercisable for 75,000 shares were immediately exercisable on grant, options exercisable for 50,000 shares vest on each of April 4, 1998 and 1999, and options for a total of 225,000 shares vest in three increments of 75,000 each upon the achievement by the Corporation of specified income and profit targets. These options were not granted to Mr. Chaplin under either the Corporation's 1993 Stock Option Plan or the Corporation's 1997 Stock Option Plan.

COMPENSATION OF DIRECTORS

         The Corporation pays directors not employed by the Corporation an annual retainer equal to the greater of (a) $12,000 or (b) $1,000 for each meeting of the Board of Directors attended. In addition, the Corporation has issued to each director not employed by the Corporation an option to purchase up to 5,000 shares of Common Stock on the day after election as a director with an exercise price equal to the closing market price of the Common Stock on the date of issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 31, 1998 regarding the beneficial ownership of shares of Common Stock by (1) each person who is known to the Corporation to be the beneficial owner of more than 5% of the Common Stock, (2) each director, director nominee and named executive officer (as defined below), and (3) all directors and executive officers as a group. Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the SEC under the Exchange Act, which provide, among other things, that a person is deemed to be the beneficial owner of Common Stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the Common Stock or has the right to acquire such ownership within sixty days after March 31, 1998.

                                                              SHARES
                                                            BENEFICIALLY     PERCENT
                          NAME OF BENEFICIAL OWNER              OWNED (1)     OF CLASS
                          ------------------------         ---------------    --------
                    Guy O. Murdock (2)                         1,049,321        21.1
                    Thomas E. Chaplin (3)                        125,000         2.5
                    Berthel Fisher & Company, Inc. (4)           690,365        13.6
                    Larry A. Cahill (5)                          462,380         9.5
                    Colin P. Halford (6)                         125,151         2.5
                    John C. Poss (7)                              51,040         1.0
                    Steven R. Ehlert (8)                          10,000         *
                    Wayne Wright                                 270,000         5.6
                    Larry A. Erickson (9)                          5,000         *
                    All directors and executive
                    officers as a group
                    (8 persons) (10)                           1,698,794        39.0
                    ---------------------------
                    *        Less than 1%.


(1) This table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated in footnotes to this table, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2)   Includes 123,236 shares subject to exercise of stock options.

(3)   Includes 125,000 shares subject to exercise of stock options.

(4) Includes (i) 501,794 shares of Common Stock held by certain affiliates of Berthel for which Berthel shares voting and investment power, including 154,279 shares subject to exercise of warrants, and (ii) 75,000 shares subject to exercise of warrants. Reflects information reported in a
      Schedule 13D filed with the SEC by Berthel on January 16, 1997, as amended on June 6, 1997 and on January 18, 1998. The address of Berthel is 100 Second Street S.E., P.O. Box 74250, Cedar Rapids, Iowa 52407.

(5) Mr. Cahill's address is 3330 Southgate Court S.W., Cedar Rapids, Iowa 52404. Includes 20,000 shares subject to exercise of warrants. Reflects information reported in a Schedule 13G filed with the SEC by Mr.
      Cahill on December 11, 1996.

(6) Includes 125,001 shares subject to exercise of stock options and 50 shares subject to exercise of warrants.

(7)   Includes 41,040 shares subject to exercise of stock options.

(8)   Includes 10,000 shares subject to exercise of stock options.

(9)   Includes 5,000 shares subject to exercise of stock options.

(10) Includes 492,559 shares subject to exercise of stock options and 50 shares subject to exercise of warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation obtains lease and other financing services from Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel"). Berthel is the beneficial owner of approximately
13.6% of the Common Stock outstanding on March 31, 1998. The Corporation paid Berthel $645,047 in 1997, including $491,175 for scheduled lease payments, $38,622 for interest payments, $72,000 in commissions, and $43,250 in sales commissions and related fees in connection with the Corporation's private placement of shares of its preferred stock. The Corporation currently makes monthly lease and debt payments to Berthel of $75,000 in the aggregate and makes monthly commission payments to Berthel of approximately $6,000 in connection with the services provided by the Corporation to a hotel management company.

         On June 5, 1997, certain affiliates of Berthel agreed to convert (the "Berthel Notes Conversion") note obligations with an aggregate principal amount of $1.7 million and a carrying value to the Corporation of $1.3 million into 465,625 shares of Common Stock. On December 31, 1997, the Corporation and Berthel agreed to rescind the Berthel Notes Conversion. In connection with this rescission, the Corporation issued notes to Berthel which are identical in all material respects to the notes originally canceled, Berthel delivered to the Corporation its certificates for 465,625 shares of Common Stock and the Corporation issued warrants to Berthel exercisable to purchase up to 229,279 shares of Common Stock at an exercise price of $1.12 per share.

         The Corporation provides telecommunications services to certain hotels managed by Larken, Inc., a corporation controlled by Larry A. Cahill. Mr. Cahill beneficially owns approximately 9.5% of the Common Stock outstanding on March 31, 1998. The Corporation generated revenues of $603,644 in 1997 pursuant to its contracts with Larken, Inc., and accrued commissions of $360,000 payable to Larken, Inc. pursuant to such contracts.

         On October 31, 1997, the Corporation completed its acquisition (the "PIC Acquisition") of two affiliated companies, Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PICR"). Wayne Wright was appointed as a director of the Corporation immediately following the PIC Acquisition. Pursuant to the PIC Acquisition, Mr. Wright received the following as a shareholder of PIC and PICR: (a) cash payments of $278,375 in the aggregate, (b) 270,000 shares of Common Stock, (c) a 91% interest in a promissory note issued by a wholly owned subsidiary of the Corporation in the principal amount of $840,000 due March 1, 1998, which was subsequently extended to June 30, 1998 (the "Short-Term Note") and (d) a promissory note issued by a wholly owned subsidiary of the Corporation in the principal amount of $1,664,119.39 due in installments through April 30, 1999 (the "Long-Term Note" and, collectively with the Short-Term Note, the "PIC Notes"). The Corporation is also obligated to issue additional shares of Common Stock to Mr. Wright and the other PICR shareholders based upon the combined earnings before interest, taxes, depreciation and amortization of PIC and PICR for the first two full twelve-month periods after the closing of the PIC Acquisition. The Corporation granted piggyback registration rights to the Mr. Wright and the other PICR shareholders with respect to secondary offerings of Common Stock made within three years after the closing of the PIC Acquisition. The obligations under the PIC Notes are subject to a security interest in the shares of PIC stock and PICR stock acquired by the Corporation pursuant to the PIC Acquisition. In the event of a default with respect to the repayment of the Short-Term Note, the holders of the PIC Notes will have the right to rescind the PIC Acquisition by surrendering the shares of Common Stock issued in the PIC Acquisition and the PIC Notes to the Corporation in exchange for the return of all of the shares of PIC stock and PICR stock. In addition, if the PIC Acquisition is rescinded, the shareholders of PIC and PICR would retain the cash payments made at closing and $400,000 advanced by the Corporation to a subsidiary of PICR.

         In September 1997, the Corporation commenced an offering of up to $5,000,000 of its Series A Convertible Preferred Stock (the "Convertible Preferred Stock") in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Shares of Convertible Preferred Stock were sold in the offering at a price of $100 per share. Guy O. Murdock, the Corporation's Chairman of the Board, purchased 5,500 shares of Convertible Preferred Stock in the offering, Thomas E. Chaplin, the Corporation's Chief Executive Officer and a director, purchased 4,000 shares of Convertible Preferred Stock in the offering, and Larry A. Cahill, the beneficial owner of approximately 9.5% of the outstanding Common Stock as of March 31, 1998, purchased 5,000 shares of Convertible Preferred Stock in the offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MURDOCK COMMUNICATIONS
                                   CORPORATION

                                   By /s/ Guy O. Murdock
                                     --------------------------
                                          Guy O. Murdock
                                      Chairman of the Board

                                   Date: April 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

/s/ Guy O. Murdock             Chairman of the Board of           April 30, 1998
---------------------------    Directors (Principal
Guy O. Murdock                 Executive Officer)

         *                     President and Director            April 30, 1998
---------------------------
Colin P. Halford

         *                     Chief Executive Officer and       April 30, 1998
---------------------------    Director (Principal Financial
Thomas E. Chaplin              Officer and Principal
                               Accounting Officer)

         *                     Director                          April 30, 1998
---------------------------
John C. Poss

         *                     Director                          April 30, 1998
---------------------------
Steven R. Ehlert

         *                     Director                          April 30, 1998
---------------------------
Larry A. Erickson

         *                     Director                          April 30, 1998
---------------------------
Wayne Wright

         *Guy O. Murdock hereby signs this Form 10-KSB/A on April 30, 1998 on behalf of each of the indicated persons for whom he is attorney-in-fact pursuant to a power of attorney filed with the Company's Form 10-KSB on April 10, 1998.

                           *By: /s/ Guy O. Murdock
                               ------------------------
                                    Guy O. Murdock