Form 10QSB
period 1998-03-31
MURDOCK COMMUNICATIONS CORP
filed 1998-05-18
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998
                                      OR

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from _______ to _________


                        Commission File Number 000-21463

                       MURDOCK COMMUNICATIONS CORPORATION
     ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Iowa
  --------------------------------                      42-1337746
  (State or other jurisdiction of            --------------------------------
   incorporation or organization)            (IRS Employer Identification No.)

                 1112 29th Avenue S.W., Cedar Rapids, Iowa 52404
        ----------------------------------------------------------------
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

On March 31, 1998, there were outstanding 4,858,439 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):

             Yes             No     X
                   -----          -----

                       MURDOCK COMMUNICATIONS CORPORATION

                                   FORM 10-QSB

                                 March 31, 1998

                                      INDEX




                                                                                            Page

                           PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets as of March 31, 1998 and December 31,
                  1997 (Unaudited).....................................................      3


                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 1998 and March 31, 1997 (Unaudited)........................      5


                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1998 and March 31, 1997 (Unaudited)........................      6

                  Notes to Consolidated Financial Statements (Unaudited)...............      7

                  Management's Discussion and Analysis of Financial Condition and
Item 2.           Results of Operations................................................     11

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings....................................................     15

Item 2.           Changes in Securities................................................     15

Item 3.           Defaults Upon Senior Securities......................................     16

Item 4.           Submission of Matters to a Vote of Security Holders..................     16

Item 5.           Other Information....................................................     16

Item 6.           Exhibits and Reports on Form 8-K.....................................     16

                  Signatures...........................................................     18


PART I     FINANCIAL INFORMATION

               MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31, 1998   DECEMBER 31, 1997
                                                            ------------------------------------
ASSETS

CURRENT ASSETS
        Cash and cash items                                     $    535,774    $    316,286
        Accounts and notes receivable
             Trade receivable                                      1,907,854         736,007
             Related party receivable                                377,700         351,602
             Employee receivable                                       7,083            --
             Other receivable                                        112,354          77,181
             AT&T receivable                                          88,400         105,200
             Allowances for doubtful accounts and notes receivable  (382,070)       (394,373)
        Prepaid expenses                                             165,089          26,821
        Other current assets                                          82,857         327,463
                                                                ------------    ------------
                            TOTAL CURRENT ASSETS                   2,895,041       1,546,187
                                                                ------------    ------------

INVESTMENTS AND INDEBTNESS OF OTHERS
        Indebtedness of others - not current                       1,226,374         152,040
                                                                ------------    ------------
               TOTAL INVESTMENTS AND INDEBTEDNESS OF OTHERS        1,226,374         152,040
                                                                ------------    ------------

FIXED ASSETS
        Property, plant and equipment - owned                      9,473,909       9,513,138
        Property, plant and equipment - leased                     3,900,652       3,674,206
        Accumulated depreciation and amortization - owned         (7,541,355)     (7,400,983)
        Accumulated depreciation and amortization - leased        (3,282,244)     (3,209,405)
                                                                ------------    ------------
                            TOTAL FIXED ASSETS                     2,550,962       2,576,956
                                                                ------------    ------------

INTANGIBLE ASSETS
        Goodwill - net of accumulated amortization                 4,941,564       4,133,648
        Intangible assets - other                                  2,196,522       2,212,443
        Accumulated depreciation and amortization - other         (1,739,467)     (1,612,985)
                                                                ------------    ------------
                            TOTAL INTANGIBLE ASSETS                5,398,619       4,733,106
                                                                ------------    ------------

OTHER ASSETS                                                         235,978         207,000
                                                                ------------    ------------
TOTAL ASSETS                                                    $ 12,306,974    $  9,215,289
                                                                ============    ============


               MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                          MARCH 31, 1998      December 31, 1997
                                                                           -------------------------------------
CURRENT LIABILITIES
        Accounts and notes payable
             Bank payable                                                    $  972,730           $  1,020,440
             Trade payable                                                    2,509,152              1,657,118
             Related party payable                                            1,870,281              1,013,827
        Current portion of long-term indebtedness                             1,303,608                983,964
        Other current liabilities                                             1,500,842              1,453,335
                                                                            -----------            -----------
                            TOTAL CURRENT LIABILITIES                         8,156,613              6,128,684
                                                                            -----------            -----------
LONG-TERM LIABILITIES
        Bonds, mortgages and other long-term debt                             2,231,080              1,441,608
        Indebtedness to related parties - not current - capital
          leases                                                              4,871,497              4,521,525
        Indebtedness to related parties - not current - PIC
          long-term note                                                        943,603              1,112,414
        Other liabilities                                                       440,946                380,913
        Deferred credits                                                         99,414                112,135
                                                                            -----------            -----------
                            TOTAL LONG-TERM LIABILITIES                       8,586,540              7,568,595
                                                                            -----------            -----------
TOTAL LIABILITIES                                                            16,743,153             13,697,279
                                                                            -----------            -----------

STOCKHOLDERS' EQUITY
        Preferred stock - non-mandatory redemption
           8% Series A convertible, $100 stated value;
           authorized shares:  50,000;
           issued and outstanding:  16,750 at March 31, 1998 and 16,250
           at December 31, 1997                                               1,596,493              1,544,146
        Common Stock
            No par value; authorized shares: 20,000,000;
            issued and outstanding:  4,858,439 at March 31, 1998 and
            4,458,439 at December 31, 1997                                   11,765,782             11,343,308
        Other additional capital                                                483,118                449,400
        Current earnings                                                       (422,112)                     -
        Retained earnings                                                   (17,859,460)           (17,818,844)
                                                                            -----------            -----------
                            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          (4,436,179)            (4,481,990)
                                                                            -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)                    $12,306,974            $ 9,215,289
                                                                            ===========            ===========

               MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THREE MONTHS ENDED
                                                                  MARCH 31, 1998    MARCH 31, 1997
                                                               -----------------------------------
NET SALES AND GROSS REVENUES
   Other revenues - call processing                                  $ 5,363,137     $ 1,511,401
   Net sales of tangible items                                            95,935          91,930
   Income from rentals                                                    44,578          55,869
   Revenues from services                                                185,080           7,542
                                                                     -----------     -----------
      TOTAL NET SALES AND GROSS REVENUES                               5,688,730       1,666,742
                                                                     -----------     -----------

COSTS APPLICABLE TO SALES AND REVENUES
   Costs from other revenues - call processing                         3,488,067       1,249,226
   Costs of tangible items sold                                           76,629          78,457
   Cost of services                                                       26,819          45,565
   Costs from rentals                                                      6,360               -
                                                                     -----------     -----------
      TOTAL COSTS APPLICABLE TO SALES AND REVENUES                     3,597,875       1,373,248
                                                                     -----------     -----------
GROSS OPERATING PROFIT                                                 2,090,855         293,494

OPERATING EXPENSES
   Selling, general and administrative expenses                        1,609,587         771,121
   Other general expenses - depreciation and amortization                458,066         505,381
                                                                     -----------     -----------
      TOTAL OPERATING EXPENSES                                         2,067,653       1,276,502
                                                                     -----------     -----------

NET OPERATING PROFIT (LOSS)                                               23,202        (983,008)

NON-OPERATING INCOME AND EXPENSE
   Miscellaneous other income                                             41,309          13,724
   Interest and amortization of debt discount and expense               (411,678)       (169,768)
   Non-operating expenses - goodwill amortization                              -               -
   Miscellaneous income deductions                                        (6,218)              -
                                                                     -----------     -----------
      TOTAL NON-OPERATING INCOME AND EXPENSES                           (376,587)       (156,044)
                                                                     -----------     -----------
LOSS BEFORE INCOME TAX EXPENSE                                          (353,385)     (1,139,052)

INCOME TAX EXPENSE                                                        (5,821)         (4,726)

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY                              (62,906)        (83,214)
                                                                     -----------     -----------
NET LOSS                                                             $  (422,112)    $(1,226,992)
                                                                     -----------     -----------
DIVIDENDS AND ACCRETION ON 8% SERIES A
CONVERTIBLE PREFERRED STOCK                                              (40,616)          -
                                                                     -----------     -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $  (462,728)    $(1,226,992)
                                                                     ===========     ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $     (0.10)    $     (0.30)
                                                                     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             4,720,661       4,152,494


               MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For Three Months Ended
                                                                  March 31, 1998  March 31, 1997
                                                                 ---------------------------------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                                  $  (422,112)     $(1,226,992)
Adjustments to reconcile net loss to net cash flows
    from operating activities
    Depreciation and amortization                                      456,398          530,380
    Noncash interest expense                                            21,490           11,218
    Noncash consulting expense                                              --           16,667
    Recognition of deferred income                                     (12,721)         (13,724)
    Share of loss from joint venture                                    60,033           83,214
    Changes in operating assets and liabilities
         Receivables                                                (1,003,857)         (93,732)
         Other current assets                                           29,535          (18,655)
         Other noncurrent assets                                        16,020               --
         Accounts payable                                              258,131         (186,691)
         Accrued expenses                                              193,804          141,129
         Deferred income                                                    --            9,694
                                                                   -----------      -----------
                        NET CASH FLOWS FROM OPERATING ACTIVITIES      (403,279)        (747,492)
                                                                   -----------      -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                               (135,402)         (56,277)
    Payments for site acquisition                                           --         (136,047)
    Borrowings on indebtedness of others                              (113,112)              --
    Payments on indebtedness of others                                 141,367               --
    Investment in joint venture                                             --         (120,874)
    Deposits                                                                --         (150,080)
    Cash paid in conjunction with acquisitions                         (27,066)              --
    Cash from acquired company                                          (1,534)              --
                                                                    ----------       ----------
                        NET CASH FLOWS FROM INVESTING ACTIVITIES      (135,747)        (463,278)
                                                                    ----------       ----------

FINANCING ACTIVITIES
    Borrowings on notes payable                                        122,134          150,000
    Borrowings on capital leases, primarily with related parties       491,923           25,169
    Borrowings from notes payable with related parties                 400,019               --
    Payments on notes payable and long-term debt primarily
      with related parties                                            (270,834)        (136,151)
    Proceeds from issuance of 8% Series A Convertible Preferred
      Stock                                                             50,000               --
    Dividends on 8% Series A Convertible Preferred Stock               (21,500)              --
    Payments on offering costs                                         (13,228)              --
                                                                    ----------       ----------
                        NET CASH FLOW FROM FINANCING ACTIVITIES        758,514           39,018
                                                                    ----------       ----------

NET INCREASE (DECREASE) IN CASH                                        219,488       (1,171,752)

CASH AT BEGINNING OF PERIOD                                            316,286        1,241,897
                                                                    ----------       ----------

CASH AT END OF PERIOD                                               $  535,774       $   70,145

SUPPLEMENTAL DISCLOSURES
  Noncash contribution of property to joint venture                         --          349,547
  Cash paid during the period for interest                             390,187          173,863
  Cash paid during the period for income taxes                           5,821            4,726

SUPPLEMENTAL DISCLOSURE OF QUARTER ENDED MARCH 31, 1998 NONCASH
OPERATING, INVESTING AND FINANCING ACTIVITIES:

The Company recorded the following increases as a result of its acquisition of
Incomex:

Accounts receivable                    $   178,731
Notes receivable - current                  18,223
Other current assets                         5,819
Notes receivable - non current           1,172,452
Other non current assets                    93,853
Property, plant and equipment               51,815
Accumulated depreciation                   (19,584)
Accounts payable                          (115,483)
Accrued expenses                          (516,007)
Notes payable                           (1,347,005)
Equity                                     478,719
                                        ----------

Cash acquired with acquisition              (1,534)
                                        ==========

The Company recorded deferred lease costs of $14,000 in connection with the issuance of warrants to purchase 350,000 shares of the Company's common stock to Berthel Fisher Leasing Company, Inc.

The Company recorded deferred loan costs of $20,000 in connection with the issuance of warrants to purchase 500,000 shares of the Company's common stock to bearers of notes payable issued as of March 31, 1998.

The Company recorded an increase to the carrying value of the 8% Series A Convertible Preferred Stock and a charge to accumulated deficit of $7,575 representing the current quarter's accretion to its conversion price.

The Company recorded an accrued expense and a charge to accumulated deficit of $33,041 for the cumulative dividends earned by the holders of the 8% Series A Convertible Preferred Stock.

The Company recorded an increase in accrued expense and MCC Telemanager(TM) equipment under the capital lease for $35,000 representing sales taxes on the lease payments.

                       MURDOCK COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Unaudited Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB (Commission File # 000-21463), as filed with the Securities and Exchange Commission on April 10, 1998.

Reclassifications

Certain amounts in the 1997 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, effective October 31, 1997, the accounts of Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PIC-R"), wholly owned subsidiaries of the Company, and effective January 31, 1998, the accounts of Incomex, Inc. ("Incomex"), a wholly owned subsidiary of the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

Incomex Acquisition

On February 13, 1998, the Company entered into an agreement to purchase all of the outstanding shares of the common stock of Incomex, a provider of international operator services from Mexico to the United States for approximately 80 hotel and resort hotel properties located in Mexico in exchange for 400,000 shares of the Company's common stock, valued at $422,500. The agreement also provides for the Company to pay the selling shareholders an aggregate amount equal to 60% of the income before income taxes of Incomex, as defined, during the period from February 1, 1998 through July 31, 1998. The Company has also agreed to issue common stock of the Company equal to an aggregate quarterly average market value of $1.50 for each dollar of income earned before taxes of Incomex, as defined, earned in excess of $400,000 during the two 12 month periods beginning August, 1998. The Incomex acquisition has been recorded under the purchase method for financial reporting purposes. Goodwill, exclusive of any amounts attributable to the contingent consideration, is $901,219 and is being amortized over ten years.

Preferred Stock Issues

On August 1, 1997, the Company authorized the issuance of up to 50,000 shares of Series A Convertible Preferred Stock. As of December 31, 1997, the Company had received gross proceeds of $1,625,000 and had received an additional $50,000 in gross proceeds through March 31, 1998.

On February 26, 1998, the Company agreed to issue 2,170 shares of 8% Series A Convertible Preferred Stock to certain affiliates of Berthel Fisher & Company, Inc. in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions currently owed. The Company anticipates that this transaction will be completed during the second quarter of 1998.

Debt

As of February 27, 1998, the Company entered into an agreement with Berthel Fisher Leasing Company, a related party, to provide $700,000 of lease financing. The financing bears interest at 14%. The accrued interest and principal are to be paid in 41 monthly payments: five payments of $8,167 beginning March 30, 1998 then 36 payments of $23,925, with the last payment due July 30, 2001. In connection with the lease financing, warrants to purchase 350,000 shares of the Company's common stock were issued at an exercise price of $1.4375 per share. The warrants expire, if unexercised, on March 31, 2001. The Company has assigned a fair value of $14,000 to the warrants that has been capitalized as deferred lease and loan costs.

As of March 31, 1998, the Company has received proceeds of $500,000 in notes payable, $400,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principle are due on March 5, 1999. In connection with the financing, warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $1.75 per share. The warrants expire if unexercised, on March 31, 2001. The Company has assigned a fair value of $20,000 to the warrants that has been capitalized as deferred loan costs.

Guide Star Joint Venture

Condensed financial information for the Company's investment in the Guide Star joint venture as of and for the three months ended March 31, 1998 is as follows:

                            1998
                            ----
Total assets               $ (2,949)
Total liabilities           435,724
Total revenues                2,284
Net loss                     62,906

All assets of the joint venture have been written down to their estimated net realizable values at December 31, 1997. The Company anticipates that the joint venture will be dissolved during the second quarter of 1998.

Income Tax Expense

At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

Certain restrictions under the Tax Reform Act of 1986, caused by a change in ownership resulting from sales of common stock, limit the annual utilization of net operating loss carryforwards. The initial public offering of the Company's common stock resulted in such a change in ownership. The Company estimates that the post-change taxable income that may be offset with the pre-change net operating loss carryforward will be limited to approximately $600,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.

Contingencies and Legal Proceedings

On January 7, 1997, the Company paid a $150,000 refundable security deposit for a technology license, related to international faxing over the Internet, to WorldQuest Network Services Inc. ("WorldQuest"). The right to execute the agreement expired March 31, 1997. In both August and September of 1997, WorldQuest reimbursed $10,000 of the Company's security deposit. At March 31, 1998, the balance due from WorldQuest is $130,000 plus accrued interest at 12% per annum. On October 10, 1997, the Company filed a suit in Dallas County, Texas against WorldQuest and B. Michael Adler (owner and CEO of WorldQuest) seeking repayment of the amounts due to the Company. The Company filed a Motion for Summary Judgment on April 15, 1998 and a hearing has been set for May 22, 1998. No loss has been recorded in the consolidated financial statements with respect to this matter.

On February 4, 1998, McFarland Grossman & Co. filed a suit in Harris County, Texas against PIC, a wholly-owned subsidiary of the Company, seeking $162,500 representing alleged commissions or fees due in connection with the purchase of PIC by the Company. Although the Company believes that this lawsuit is without merit and intends to defend vigorously against it, there can be no assurance as to the outcome of the matter. No loss has been recorded in the consolidated financial statements with respect to this matter.

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including PIC.
Factually, it is alleged that the Bankruptcy Court entered an injunction on April 1, 1996 which included a prohibition against any dissipation of the assets of Tel-Span Communications, Inc. ("Tel-Span"); that on May 1, 1996, PIC entered into a new Operator Services Agreement with Tel-Span purporting to release PIC from its contractual obligation to use Tel-Span as its exclusive operator service provider; that on October 4, 1996, while the parties to the proceeding awaited the Court's ruling on ownership of certain assets of Tel-Span, PIC participated in a secret meeting in New Orleans at which an agreement was reached to begin migration of business which violated the Bankruptcy Court's injunction; and, finally, that PIC violated the Court's injunction since it aided and abetted a party bound by such order.
In response, PIC has defended by asserting that it had no notice of any injunction entered into by the Bankruptcy Court as required by Rule 65(d) of the

Federal Rules of Civil Procedure if such an order is to be enforced against a non-party such as PIC; that the injunction entered by the Bankruptcy Court did not clearly prohibit the conduct of PIC in migrating its own business; and in any event as a non-party, PIC's conduct was motivated by legitimate business concerns and did not constitute an aiding and abetting of a party's violation of the injunction. In relation to this matter, a claim has also been made against ATN Communications, Inc., a wholly owned subsidiary of the Company ("ATN"), and certain employees of ATN. Evidentiary hearings were held and written summations and closing briefs were filed by all parties with the Bankruptcy Court on or before September 19, 1997. The Bankruptcy Court has not rendered a judgment in relation to the above matter. The proceeding does not specify a dollar amount of damages. Although the Company believes that this lawsuit is without merit and intends to defend vigorously against it, in the event of an adverse determination, there can be no assurance that this litigation will not have a material adverse effect on the Company. No loss has been recorded in the consolidated financial statements with respect to this matter.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within.

RESULTS OF OPERATIONS

The following table sets forth statements of operations items and the percentages that such items bear to revenues:

                                                                                  For the Three Months Ended
                                                                          -----------------------------------------
                                                                          March 31, 1998             March 31, 1997
                                                                          --------------             --------------
Net sales and gross revenues                                                   100%                        100%

Costs applicable to sales and revenues                                         (63)                        (83)
Selling, general and administrative expenses                                   (29)                        (46)
Other general expenses-depreciation and amortization                            (8)                        (30)
                                                                            ------                      ------
Net operating profit (loss)                                                      2                         (59)

Miscellaneous other income                                                       1                           1
Interest and amortization of debt discount and expense                          (7)                        (10)
                                                                            ------                      ------
Loss before income tax expense                                                  (6)                        (68)

Equity in loss of unconsolidated subsidiary                                     (1)                         (5)
                                                                            ------                      ------
Loss from continuing operations                                                 (7)%                       (73)%
                                                                            ======                      ======

The information for the quarter ended March 31, 1998 in the preceding table include the accounts of the Company, the accounts of PIC and PIC-R, wholly owned subsidiaries acquired by the Company effective October 31, 1997, and effective January 31, 1998, the accounts of Incomex, a wholly owned subsidiary of the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES AND GROSS REVENUES - Consolidated revenues increased $4.0 million, or 235%, to $5.7 million for the three months ended March 31, 1998 from $1.7 million for the three months ended March 31, 1997. Revenues during the three months ended March 31, 1998 consisted of $1.4 million attributable to the Murdock Operating Unit, $2.5 million attributable to PIC and PIC-R, and $1.8 million attributable to Incomex following the completion of the Incomex acquisition in February 1998. In the fourth quarter of 1997, the Murdock Operating Unit launched general marketing of the MCC Telemanager(TM). During the three months ended March 31, 1998, MCC Telemanager(TM) revenues were $0.1 million. Commission revenues generated from the Murdock Operating Unit through its Lodging Partnership program decreased $0.4 million, or 36%, to $0.7 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997. This decrease was primarily due to a decrease in average monthly call counts per room from approximately 6 calls per room at March 31, 1997 to 5 calls per room at March 31, 1998.

COSTS APPLICABLE TO SALES AND REVENUES - Consolidated costs of sales increased $2.2 million, or 157%, to $3.6 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. Costs of sales during the three months ended March 31, 1998 consisted of $0.9 million attributable to the Murdock Operating Unit, $1.5 million attributable to PIC and PIC-R and $1.2 million attributable to Incomex following the completion of the Incomex acquisition in February 1998. Commission expenses for the Murdock Operating Unit decreased $0.4 million, or 44%, to $0.5 million for the three months ended March 31, 1998 from $0.9 million for the three months ended March 31, 1997. Costs associated with call processing revenues for the Murdock Operating Unit decreased $0.06 million, or 18%, to $0.28 million for the three months ended March 31, 1998 from $0.34 million for the three months ended March 31, 1997.

GROSS OPERATING PROFIT - Consolidated gross operating profit increased $1.8 million, or 600%, to $2.1 million for the three months ended March 31, 1998 from $0.3 million for the three months ended March 31, 1997. Gross operating profit during the three months ended March 31, 1998 consisted of $0.5 million attributable to the Murdock Operating Unit, $1.0 million attributable to PIC and PIC-R and $0.6 million attributable to Incomex following the completion of the Incomex acquisition in February 1998. The gross margin generated from the marketing of the MCC Telemanager(TM) resulted in $0.1 million of gross operating profit for the Murdock Operating Unit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Consolidated selling, general and administrative expenses increased $0.8 million, or 100%, to $1.6 million for the three months ended March 31, 1998 from $0.8 million for the three months ended March 31, 1997. Selling, general and administrative expenses during the three months ended March 31, 1998 consisted of $0.8 million attributable to the Murdock Operating Unit, $0.6 million attributable to PIC and PIC-R and $0.2 million attributable to Incomex following the completion of the Incomex acquisition in February 1998.

OTHER GENERAL EXPENSES - DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization expenses decreased $0.05 million, or 10%, to $0.46 million for the three months ended March 31, 1998 from $0.51 million for the three months ended March 31, 1997. PIC and PIC-R had depreciation and amortization of $0.1 million for the three months ended March 31, 1998. The Murdock Operating Unit experienced a $0.27 million reduction in depreciation due to the write-off of impaired assets during the fourth quarter ended December 31, 1997. Consolidated goodwill amortization was $0.12 million for the three months ended March 31, 1998. The completion of the PIC and PIC-R acquisition in October 1997 resulted in goodwill and acquisition cost amortization of $0.10 million and the completion of the Incomex acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $0.02 million.

INTEREST, AMORTIZATION OF DEBT DISCOUNT AND EXPENSE - Consolidated interest, amortization of debt discount and expense increased $0.24 million, or 141%, to $0.41 million for the three months ended March 31, 1998 from $0.17 million for the three months ended March 31, 1997. Interest, amortization of debt discount and expense during the three months ended March 31, 1998 consisted of $0.29 million attributable to the Murdock Operating Unit, $0.04 million attributable to PIC and PIC-R and $0.08 million attributable to Incomex following the completion of the Incomex acquisition in February 1998. Interest expense incurred by the Murdock Operating Unit increased $0.12 million, or 71%, to $0.29 million for the three months ended March 31, 1998 from $0.17 million for the three months ended March 31, 1997. In connection with the acquisition of PIC by the Company in October 1997, the Company issued a long-term note totaling $1.91 million to the former PIC shareholders. This note was recorded at its discounted net present value using a 14% interest rate. The resulting amortization of debt discount was $0.08 million for the three months ended March 31, 1998. In February 1998, the Company entered into a lease agreement with Berthel Fisher Leasing Company, a related party, for lease financing for all MCC Telemanager(TM) equipment. The resulting interest for this arrangement was $0.01 million for the three months ended March 31, 1998. In connection with the MCC Telemanager(TM) equipment lease, the refinancing of capital leases and the $0.5 million of debt financing in March 1998, common stock warrants to purchase 1.6 million common shares were issued to Berthel Fisher Leasing Co., its affiliates and affiliates of the Company. The related valuation of these warrants is being amortized over the life of the financing instrument resulting in interest expense of $0.01 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's current liabilities of $8.2 million exceeded current assets of $2.9 million resulting in a working capital deficit of $5.3 million. During the three months ended March 31, 1998, the Company used $0.4 million in cash for operating activities, and used $0.1 million in investing activities, primarily the purchase of equipment. The Company received proceeds from new debt financing of $1.0 million and repaid borrowings on notes payable and made payments on capital lease obligations of $0.3 million. During the three months ended March 31, 1998, the Company received $50,000 in proceeds from the sale of the Company's 8% Series A Convertible Preferred Stock and paid $5,000 in offering costs (including sales commissions). These activities resulted in an increase in available cash of $0.2 million for the three months ended
March 31, 1998.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel") to purchase telecommunications equipment. The total amount of lease and debt financing with Berthel at March 31, 1998 was $5.6 million. The Company currently makes monthly lease and debt payments of approximately $62,000, in the aggregate, pursuant to these financing arrangements.

As of March 31, 1998, the Company had borrowed $475,000 under two revolving credit facilities with one financial institution which were past due and were paid in full in April 1998 using a part of the proceeds of an offering of notes and warrants commenced in the second quarter of 1998. As of March 31, 1998, the Company also had borrowed $400,000 under a $400,000 revolving credit facility with another financial institution due March 28, 1999. The Company's anticipated debt service obligations for the remainder of 1998 under its existing credit facilities, lease and debt financing with Berthel and the PIC Notes are approximately $2.4 million.

The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of

1998, including approximately $0.5 million that the Company estimates will be required for the remainder of 1998 to proceed with the scheduled implementation of the MCC Telemanager system and approximately $2.4 million of debt service obligations for the remainder of 1998. The Company currently estimates that it will need at least $2.9 million in debt or equity financings in the remainder of 1998, or through cash flows from operations, to fund its working capital needs, debt obligations and capital expenditures. Through May 15, 1998, the Company had raised approximately $1.2 million in an offering of notes and warrants commenced in the second quarter of 1998. No assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward-Looking Statements" below.

FORWARD-LOOKING STATEMENTS

This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected, including the following risks and uncertainties:
(1) the Company's ability to integrate and assimilate the businesses of PIC, PIC-R and Incomex, (2) realization of cost reductions, (3) the Company's ability to expand into new markets, (4) customer acceptance and effectiveness of the MCC Telemanager, (5) the Company's access to adequate debt or equity capital to meet the Company's operating and financial needs, (6) general economic conditions in the Company's markets, and (7) the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful. Additional factors that could cause actual results to differ are discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the normal course of business the Company may be involved in various legal proceedings from time to time. The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In September 1997, the Company commenced an offering of up to $5,000,000 of its 8% Series A Convertible Preferred Stock (the "Convertible Preferred") in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act. The Company is obligated to pay commissions of up to 7% of the gross proceeds of the Private Offering to its placement agent. As of December 31, 1997, the Company had sold 16,250 shares of Convertible Preferred and had received gross proceeds of $1,625,000. During the first quarter of 1998, the Company sold an additional 500 shares of Convertible Preferred and received gross proceeds of $50,000, paid commissions of $3,500 and received net proceeds of approximately $46,000.

         On June 5, 1997, certain affiliates of Berthel agreed to convert (the "Berthel Notes Conversion") note obligations with an aggregate principal amount of $1.7 million and a carrying value to the Company of $1.3 million into 465,625 shares of the Company's common stock. On December 31, 1997, the Company and Berthel agreed to rescind the Berthel Notes Conversion. In connection with this rescission, in January 1998, the Company issued notes to Berthel which are identical in all material respects to the notes originally canceled, Berthel delivered to the Company its certificates for the 465,625 shares of the Company's common stock and the Company issued warrants to Berthel exercisable to purchase up to 229,279 shares of the Company's common stock at an exercise price of $1.12 per share. The Company issued the notes and the warrants to Berthel pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

                  In March 1998, the Company issued promissory notes with an aggregate principal amount of $500,000 to five persons in a private placement exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. The notes bear interest at 14% and the principal and accrued interest are due on March 5, 1999. Along with the notes, the Company also issued warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $1.75 per share.

                  Also in March 1998, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company's common stock at an exercise price of $1.4375 to Berthel in connection with $700,000 of lease financing and the refinancing of certain capital leases provided to the Company by Berthel. The Company issued the warrants to Berthel pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         (d)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders of the Company during the first quarter of 1998.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  3.1      Restated Articles of Incorporation of the Company (1)

                  3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

                  3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

                  3.4      Amended and Restated By-Laws of the Company (3)

                  27       Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

         (b)      Reports on Form 8-K:

                  (1) On January 15, 1998, the Company filed a Form 8-K/A, amending the Company's Form 8-K/A report originally filed on November 7, 1997, to include financial statements of PIC, PIC-R and ATN and pro forma financial information of the Company required by Item 7 of Form 8-K.

                  (2) On March 2, 1998, the Company filed a Form 8-K to report its acquisition of Incomex pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Dated this 15th day of May, 1998.

                               MURDOCK COMMUNICATIONS CORPORATION

                               BY         /s/  Thomas E. Chaplin
                                   ------------------------------------------
                                    Thomas E. Chaplin, Chief Executive Officer