Form 10QSB
period 1998-06-30
MURDOCK COMMUNICATIONS CORP
filed 1998-08-14
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes   _X_      No__

On June 30, 1998, there were outstanding 5,429,867 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):
              Yes   _X_      No__

                       MURDOCK COMMUNICATIONS CORPORATION

                                   FORM 10-QSB

                                  June 30, 1998

                                      INDEX


                                 PART I - FINANCIAL INFORMATION
                                                                                           Page

Item 1.           Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997
                  (Unaudited)..........................................................      3

                  Consolidated Income Statement for the Three Months Ended June 30,
                  1998 and 1997 and for the Six Months Ended June 30, 1998 and 1997
                  (Unaudited)..........................................................      5

                  Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 1998 and 1997 (Unaudited)...................................      6

                  Notes to Consolidated Financial Statements (Unaudited)...............      8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................     13

                                      PART II - OTHER INFORMATION

Item 1.           Legal Proceedings....................................................     20

Item 2.           Changes in Securities................................................     20

Item 3.           Defaults Upon Senior Securities......................................     21

Item 4.           Submission of Matters to a Vote of Security Holders..................     21

Item 5.           Other Information....................................................     21

Item 6.           Exhibits and Reports on Form 8-K.....................................     21

                  Signatures...........................................................     23

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




                                                                                JUNE 30, 1998     DECEMBER 31, 1997
                                                                                -------------     -----------------
ASSETS

CURRENT ASSETS
        Cash & Cash Items                                                       $  1,093,518         $    316,286
        Accounts and Notes Receivable
             Trade Receivable                                                      2,215,871              736,007
             Related Party Receivable                                                312,869              351,602
             Employee Receivable                                                      11,998                 --
             Other Receivable                                                         44,888               77,181
             AT&T Receivable                                                           6,983              105,200
             Allowances for Doubtful Accounts and Notes Receivable                  (422,084)            (394,373)
        Prepaid Expenses                                                             151,735               26,821
        Other Current Assets                                                         310,141              327,463
                                                                                ------------         ------------
                            TOTAL CURRENT ASSETS                                   3,725,919            1,546,187

INVESTMENTS AND INDEBTEDNESS OF OTHERS
        Indebtedness of Non-Related Parties - Not Current                            139,190              152,040
                                                                                ------------         ------------
                            TOTAL INVESTMENTS AND INDEBTEDNESS OF OTHERS             139,190              152,040

FIXED ASSETS
        Property, Plant and Equipment - Owned                                      9,552,557            9,513,138
        Property, Plant and Equipment - Leased                                     4,002,999            3,674,206
        Accumulated Depreciation and Amortization - Owned                         (7,682,235)          (7,400,983)
        Accumulated Depreciation and Amortization - Leased                        (3,349,229)          (3,209,405)
                                                                                ------------         ------------
                            TOTAL FIXED ASSETS                                     2,524,092            2,576,956

INTANGIBLE ASSETS
        Goodwill - Net of Accumulated Amortization                                 5,738,304            4,133,648
        Intangible Assets - Other                                                  3,270,946            2,212,443
        Accumulated Depreciation and Amortization - Other                         (1,825,455)          (1,612,985)
                                                                                ------------         ------------
                            TOTAL INTANGIBLE ASSETS                                7,183,795            4,733,106

OTHER ASSETS
        Other Assets                                                                 341,818              207,000
                                                                                ------------         ------------
                            TOTAL OTHER ASSETS                                       341,818              207,000

                                                                                ------------         ------------
TOTAL ASSETS                                                                    $ 13,914,814         $  9,215,289
                                                                                ============         ============



                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  (UNAUDITED)



                                                                                       JUNE 30, 1998      DECEMBER 31, 1997
                                                                                       -------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
        Accounts and Notes Payable
             Bank Payable                                                              $    400,000         $  1,020,440
             Notes Payable                                                                1,486,000                 --
             Trade Payable                                                                1,960,215            1,657,118
             Related Party Payable                                                        1,743,548            1,013,827
             Other Payable                                                                   30,000                 --
        Current Portion of Long-Term Indebtedness                                         1,376,756              983,964
        Other Current Liabilities                                                         1,707,851            1,453,335
                                                                                       ------------         ------------
                            TOTAL CURRENT LIABILITIES                                     8,704,370            6,128,684

LONG-TERM LIABILITIES
        Bonds, Mortgages and Other Long-Term Debt                                         2,196,523            1,441,608
        Bonds, Mortgages and Other Long-Term Debt to Related Parties                        813,744                 --
        Indebtedness to Related Parties - Not Current - Capital Leases                    4,089,755            4,521,525
        Indebtedness to Related Parties - Not Current - PIC LT Note                            --              1,112,414
        Other Liabilities                                                                   591,221              380,913
        Deferred Income                                                                      86,996              112,135
                                                                                       ------------         ------------
                            TOTAL LONG-TERM LIABILITIES                                   7,778,239            7,568,595
                                                                                       ------------         ------------
TOTAL LIABILITIES                                                                        16,482,609           13,697,279


STOCKHOLDERS' EQUITY (DEFICIENCY)
        Preferred Stock - Non-Mandatory Redemption
                            8% Series A Convertible, $100 Stated Value
                            Authorized Shares: 50,000
                            Issued and Outstanding:  18,920 at June 30, 1998
                                      and 16,250 at December 31, 1997                     1,821,311            1,544,146
        Common Stock
                            No Par Value
                            Authorized Shares: 20,000,000
                            Issued and Outstanding:  5,429,867 at June 30, 1998
                                      and 4,458,439 at December 31, 1997                 12,832,817           11,343,308
        Other Additional Capital                                                            540,853              449,400
        Current Earnings                                                                    138,481                 --
        Retained Earnings                                                               (17,901,257)         (17,818,844)
                                                                                       ------------         ------------
                            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                      (2,567,795)          (4,481,990)
                                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                $ 13,914,814         $  9,215,289
                                                                                       ============         ============


                     MURDOCK COMMUNICATIONS CORPORATION
                        CONSOLIDATED INCOME STATEMENT
                                 (UNAUDITED)


                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30, 1998    JUNE 30, 1997   JUNE 30, 1998  JUNE 30, 1997
                                                                    -------------------------------  ----------------------------
NET SALES AND GROSS REVENUES
        Other Revenues - Call Processing                            $  9,021,895      $  1,711,099   $ 14,385,032   $  3,222,501
        Net Sales of Tangible Items                                      194,369           181,674        290,304        273,604
        Income From Rentals                                               67,258            71,131        111,836        127,000
        Revenues From Services                                           199,574            22,168        384,654         29,710
                                                                    ------------      ------------   ------------   ------------
                    TOTAL NET SALES AND GROSS REVENUES                 9,483,096         1,986,072     15,171,826      3,652,815

COSTS APPLICABLE TO SALES AND REVENUES
        Costs From Other Revenues - Call Processing                    5,674,984         1,392,299      9,163,051      2,641,525
        Costs of Tangible Items Sold                                     158,205           125,035        234,834        203,492
        Costs From Rentals                                                 8,594              --           14,954           --
        Cost of Services                                                  13,684            23,173         40,503         68,738
                                                                    ------------      ------------   ------------   ------------
                    TOTAL COSTS APPLICABLE TO SALES AND REVENUES       5,855,467         1,540,507      9,453,342      2,913,755

                                                                    ------------      ------------   ------------   ------------
GROSS OPERATING PROFIT                                                 3,627,629           445,565      5,718,484        739,060

OPERATING EXPENSES
        Selling, General and Administrative Expenses                   2,067,416           847,508      3,677,003      1,618,629
        Other General Expenses - Depreciation and Amortization           454,697           544,337        912,763      1,049,718
                                                                    ------------      ------------   ------------   ------------
                    TOTAL OPERATING EXPENSES                           2,522,113         1,391,845      4,589,766      2,668,347

                                                                    ------------      ------------   ------------   ------------
NET OPERATING PROFIT (LOSS)                                            1,105,516          (946,280)     1,128,718     (1,929,287)

NON-OPERATING INCOME AND EXPENSES
        Miscellaneous Other Income                                        19,467            13,502         60,776         27,226
        Interest and Amortization of Debt Discount and Expense          (511,598)         (164,033)      (923,276)      (333,801)
        Miscellaneous Income Deductions                                   (2,864)             --           (9,082)          --
                                                                    ------------      ------------   ------------   ------------
                    TOTAL NON-OPERATING INCOME AND EXPENSES             (494,995)         (150,531)      (871,582)      (306,575)

                                                                    ------------      ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                                  610,521        (1,096,811)       257,136     (2,235,862)

INCOME TAX EXPENSE                                                          --                --           (5,821)        (4,726)

EQUITY IN LOSS OF UNCONSOLIDATED
        SUBSIDIARY                                                       (49,928)         (116,921)      (112,834)      (200,135)

                                                                    ------------      ------------   ------------   ------------
NET INCOME (LOSS)                                                        560,593        (1,213,732)       138,481     (2,440,723)

DIVIDENDS AND ACCRETION ON 8% SERIES A
        CONVERTIBLE PREFERRED STOCK                                      (41,797)             --          (82,413)          --
                                                                    ------------      ------------   ------------   ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
        SHAREHOLDERS                                                $    518,796      $ (1,213,732)  $     56,068   $ (2,440,723)
                                                                    ============      ============   ============   ============


BASIC NET INCOME (LOSS) PER COMMON SHARE                            $       0.10      $      (0.28)  $       0.01   $      (0.58)
                                                                    ============      ============   ============   ============

BASIC WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                                             5,046,822         4,309,684      4,884,643      4,231,089
                                                                    ============      ============   ============   ============

FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE                    $       0.07      $      (0.28)  $       0.01   $      (0.58)
                                                                    ============      ============   ============   ============

FULLY DILUTED WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                                             8,121,206         4,309,684      5,630,207      4,231,089
                                                                    ============      ============   ============   ============


                        MURDOCK COMMUNICATIONS CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       FOR SIX MONTHS ENDED
                                                                                  JUNE 30, 1998     JUNE 30, 1997
                                                                                ---------------------------------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                $   138,481         $(2,440,723)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS
        FROM OPERATING ACTIVITIES
        Depreciation and Amortization                                                911,013           1,099,716
        Noncash Interest Expense                                                      78,484              43,106
        Noncash Consulting Expense                                                      --                43,333
        Recognition of Deferred Income                                               (25,139)            (27,227)
        Share of Loss from Joint Venture                                             112,834             200,136
        Changes in Operating Assets and Liabilities
             Receivables                                                          (1,192,650)            123,091
             Other Current Assets                                                    (45,167)              8,624
             Other Noncurrent Assets                                                 132,948                --
             Accounts Payable                                                        (76,861)            288,776
             Accrued Expenses                                                        125,998             157,556
             Deferred Income                                                            --                16,013
                                                                                 -------------------------------
                            NET CASH FLOWS FROM OPERATING ACTIVITIES                 159,941            (487,599)

INVESTING ACTIVITIES
        Purchases of Property and Equipment                                         (317,296)            (97,442)
        Sale of Property and Equipment                                                   900                --
        Payments for Site Acquisition                                                   --              (288,255)
        Investment in Joint Venture                                                     --              (254,045)
        Software Development Costs                                                      --               (87,733)
        Deposits                                                                        --              (150,642)
        Cash Paid in Conjunction with Acquisitions                                   (30,669)               --
        Cash from Acquired Company                                                    (1,535)               --
                                                                                 -------------------------------
                            NET CASH FLOWS FROM INVESTING ACTIVITIES                (348,600)           (878,117)

FINANCING ACTIVITIES
        Borrowings on Notes Payable                                                1,560,123             600,000
        Borrowings on Capital Leases, Primarily with Related Parties                 807,842              25,169
        Borrowings from Notes Payable with Related Parties                           539,238                --
        Payments on Notes Payable and Long Term Debt
                  Primarily with Related Parties                                  (2,055,644)           (480,804)
        Proceeds From Issuance of 8% Series A Convertible Preferred Stock            267,000                --
        Dividends On 8% Series A Redeemable Preferred Stock                          (42,560)               --
        Proceeds From Exercise of Common Stock Warrants                                 --                 5,600
        Repurchase of 10% Series A Redeemable Preferred Stock
                  and Detachable Common Stock Warrants                                  --               (26,146)
        Payments on Offering Costs                                                  (110,108)               --
                                                                                 -------------------------------
                            NET CASH FLOWS FROM FINANCING ACTIVITIES                 965,891             123,819

                                                                                 -------------------------------
NET INCREASE (DECREASE) IN CASH                                                      777,232          (1,241,897)

CASH AT BEGINNING OF PERIOD                                                          316,286           1,241,897

                                                                                 -------------------------------
CASH AT END OF PERIOD                                                            $ 1,093,518         $      --
                                                                                 ===============================


SUPPLEMENTAL DISCLOSURES
        Noncash Contribution of Property to Joint Venture                        $      --           $   349,547
        Conversion of Related Party Notes Payable to Common Stock                       --             1,334,274
        Cash Paid During the Period for Interest                                     844,792             320,091
        Cash Paid During the Period for Income Taxes                                   5,821               4,726




SUPPLEMENTAL DISCLOSURE OF SIX MONTHS ENDED JUNE 30, 1998 NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

The Company recorded the following increases as a result of its acquisition of
Incomex:

Accounts receivable                                         $    178,731
Notes receivable - current                                        18,223
Other current assets                                               5,819
Notes receivable - non-current                                 1,172,452
Other non-current assets                                          93,853
Property, plant and equipment                                     51,815
Accumulated depreciation                                         (19,584)
Accounts payable                                                (115,483)
Accrued expenses                                                (516,007)
Notes payable                                                 (1,347,005)
Equity                                                           478,719
                                                            ------------
Cash acquired with acquisition                                    (1,534)
                                                            ============

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

The Company recorded deferred loan costs of $60,640 in connection with the issuance of warrants to purchase 1,516,000 shares of the Company's common stock to bearers of notes payable issued as of June 30, 1998.

The Company recorded an increase to the carrying value of the 8% Series A Convertible Preferred Stock and a charge to accumulated deficit of $15,393 representing the six months to date accretion to its conversion price.

The Company recorded an accrued expense and a charge to accumulated deficit of $67,020 for the cumulative dividends earned by the holders of the 8% Series A Convertible Preferred Stock.

The Company recorded an increase in accrued expense and MCC TeleManager(TM) equipment under the capital lease for $35,000 representing sales taxes on the lease payments.

                       MURDOCK COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Unaudited Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) as filed with the Securities and Exchange Commission on April 10, 1998.

Reclassifications

Certain amounts in the 1997 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the accounts of Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PIC-R"), wholly-owned subsidiaries acquired by the Company effective October 31, 1997, and the accounts of Incomex, Inc. ("Incomex"), a wholly-owned subsidiary acquired by the Company effective January 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

PIC and PIC-R Acquisition

Effective May 21, 1998, the Company and the former shareholders of PIC and PIC-R entered into an agreement to amend the terms of the original Stock Purchase Agreements with respect to the Company's acquisitions of PIC and PIC-R. Pursuant to the original Stock Purchase Agreements, the former PIC and PIC-R shareholders received certain special default rights to rescind the acquisitions of PIC and PIC-R. The May 21, 1998 amendment terminated the special default rights. Pursuant to the amendment, the Company also issued 571,428 shares of the Company's common stock as a prepayment of $1,000,000 of principal installments in reverse order of their maturities of the amounts owed under the long-term note originally issued by the Company pursuant to the PIC acquisition. The principal balance of the long-term note as of June 30, 1998 was $498,894.40. In addition to the earn-out rights agreed to in the original PIC-R agreement, the amendment also provides that if at the end of the 24 month period beginning November 1, 1997, PIC and PIC-R combined have EBITDA (earnings before interest, taxes, depreciation, and amortization) of at least $2,000,000, the former shareholders of PIC-R will earn 25,000 shares of the Company's common stock for each $250,000 of EBITDA over $2,000,000 up to $4,000,000 and 50,000 shares of the Company's common stock for each $250,000 of EBITDA over $4,000,000. If EBITDA for the 24 month period beginning November 1, 1997 and ending October 31, 1999 is not more than $4,000,000, the amendment allows the former PIC-R shareholders to elect to re-set period for the determination of the earn-out rights to 24 month period beginning April 1, 1998 and ending March 31, 2000. Goodwill of $167,165 associated with the amended terms of the agreement is being amortized over the remaining life of the original goodwill which is nine years and five months.

Incomex Base Currency

All contracts Incomex has entered into with their customers are denominated in United States dollars.

Intangible Assets

Consolidated goodwill, net of accumulated amortization, increased $1.6 million, or 39%, to $5.7 million as of June 30, 1998 from $4.1 million as of December 31, 1997. Goodwill, attributable to the Incomex acquisition and exclusive of any contingent consideration, is $0.9 million. Goodwill, attributable to the Incomex acquisition contingent consideration, is $0.7 million. Other intangible assets, net of accumulated amortization, increased $0.8 million, or 133%, to $1.4 million as of June 30, 1998 from $0.6 million as of December 31, 1997. Incomex has entered into prepaid commission agreements with its customers resulting in aggregate prepayments of $0.9 million as of June 30, 1998.

Preferred Stock Issues

On February 26, 1998, the Company agreed to issue 2,170 shares of 8% Series A Convertible Preferred Stock to an affiliate of Berthel Fisher & Company, Inc., a related party, in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions currently owed. This transaction was completed and the shares were issued on June 19, 1998.

Debt

As of February 27, 1998, the Company entered into an agreement with Berthel Fisher Leasing Company, a related party, to provide $700,000 of lease financing. The financing bears interest at 14%. In connection with the lease financing, warrants to purchase 350,000 shares of the Company's common stock were issued at an exercise price of $1.4375 per share. The warrants, if unexercised, expire on March 31, 2001. As of March 25, 1998, Berthel had funded $358,000 of the lease financing. As of June 30, 1998, Berthel funded the remaining $342,000 of the lease financing.

As of June 30, 1998, the Company has received proceeds of $1,486,000 from the issuance of promissory notes, $225,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 31, 1999. In connection with the financing, warrants to purchase 1,486,000 shares of the Company's common stock were issued at an exercise price of $1.75 per share. The warrants expire if unexercised, on March 31,

2001. The Company has assigned a fair value of $59,440 to the warrants that has been capitalized as deferred loan costs.

Guide Star Joint Venture

Condensed financial information for the Company's investment in the Guide Star joint venture as of the six months ended June 30, 1998 is as follows:

Total assets              $      --
Total liabilities           439,023
Total revenues                2,816
Net loss                    112,834

All assets of the joint venture had been written down to their estimated net realizable values at December 31, 1997, as the Company decided to cease the joint venture's operations during the fourth quarter of 1997. In July 1998, the joint venture entered into a written agreement with Matrix Media, the other owner of the joint venture, providing for the sale of the joint venture's remaining assets to Matrix Media. Subject to Matrix Media obtaining financing, the Company anticipates the completion of this transaction during the third quarter of 1998.

Income Tax Expense

No income tax expense was recorded for the three months ended June 30, 1998 due to utilization of previously unrecognized net operating loss carryforwards. At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

Certain restrictions under the Tax Reform Act of 1986, caused by a change in ownership resulting from sales of common stock, limit the annual utilization of net operating loss carryforwards. The initial public offering of the Company's common stock resulted in such a change in ownership. The Company estimates that the post-change taxable income that may be offset with the pre-change net operating loss carryforward will be limited to approximately $600,000 per year. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.

Contingencies and Legal Proceedings

On January 7, 1997, the Company paid a $150,000 refundable security deposit for a technology license, related to international faxing over the Internet, to WorldQuest Network Services, Inc. ("WorldQuest"). The right to execute the agreement expired March 31, 1997. In both August and September of 1997, WorldQuest repaid $10,000 of the Company's security deposit. On October 10, 1997, the Company filed a suit in Dallas County, Texas against WorldQuest and B. Michael Adler (Owner and CEO of WorldQuest) seeking repayment of the amounts due to the Company. The Company filed a Motion for Summary Judgment on April 15, 1998. On May 13, 1998, WorldQuest filed a Counterclaim alleging that the Company charged usurious amounts of interest on the outstanding balance of the security deposit. On May 22, 1998, a Dallas County, Texas District Court granted the Company's Motion for Summary Judgment in its entirety. On June 10, 1998, the Court signed an Interlocutory Judgment awarding the Company repayment of the remaining $130,000 security deposit, pre-judgment interest through May 28, 1998 in the amount of $24,560.52 and $49.32 a day thereafter through the date of the final judgment, post judgment interest at 12% per annum, and attorney's fees. On July 1, 1998, the Company and WorldQuest entered into a Settlement Agreement and Release in Full providing that WorldQuest will pay the Company $163,900.58 (outstanding deposit of $130,000, plus interest of $24,560.52 through May 28, 1998, $1,627.56 in interest from May 29, 1998 through June 30, 1998, plus legal expenses of $7,712.50). The Agreement included interest at a rate of 12% per annum on the outstanding balance as of July 1, 1998. Under the settlement agreement, WorldQuest will be required to make the payments in seven installments consisting of a payment of $25,000 on or before July 10, 1998, five payments of $10,000 each on or before the 15th each month beginning August 15, 1998 and ending December 15, 1998 and a final payment on January 15, 1999 of the remaining balance. The first payment of $25,000 was received on July 13, 1998. On July 6, 1998, WorldQuest filed to dismiss its Counterclaim with prejudice.

On February 4, 1998, McFarland Grossman & Co. filed a suit in Harris County, Texas against PIC, the Company's wholly-owned subsidiary, seeking $162,500 representing alleged commissions or fees due in connection with the purchase of PIC by the Company. A hearing on the plaintiff's summary judgment motion in this case has been scheduled for August 24, 1998. Although the Company believes that this lawsuit is without merit and intends to defend vigorously against it, there can be no assurance as to the outcome of the matter. No loss has been recorded in the consolidated financial statements with respect to this matter.

On July 20, 1998, Operator Communications, Inc., successor by merger to Oncor Communications, Inc. ("Oncor"), filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex, and an unrelated third party. Oncor alleges that the defendants improperly terminated a long distance service agreement with Oncor. This case is at a preliminary stage and it is not possible to assess fully the merits of the plaintiff's claims. The Company intends to defend the claims against it and Incomex vigorously. The Company has accrued $123,000 as a reserve in connection with this matter under the rules established in FAS5.

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including Priority International Communications, Inc. Factually, it is alleged that the Bankruptcy Court entered an injunction on April 1, 1996 which included a prohibition against any dissipation of the assets of Tel-Span Communications, Inc. ("Tel-Span"); that on May 1, 1996, PIC entered into a new Operator Services Agreement with Tel-Span purporting to release PIC from its contractual obligation to use Tel-Span as its exclusive operator service provider; that on October 4, 1996, while the parties to the proceeding awaited the Court's ruling on ownership of certain assets of Tel-Span, PIC participated in a secret meeting in New Orleans at which an agreement was reached to begin migration of business which violated the Bankruptcy Court's injunction; and, finally, that PIC violated the Court's injunction since it aided and abetted a party bound by such order. In response, PIC has defended by asserting that it had no notice of any injunction entered into by the Bankruptcy Court as required by Rule 65(d) of the Federal Rules of Civil Procedure if such an order is to be enforced against a non-party such as

PIC; that the injunction entered by the Bankruptcy Court did not clearly prohibit the conduct of PIC in migrating its own business; and in any event as a non-party, PIC's conduct was motivated by legitimate business concerns and did not constitute an aiding and abetting of a party's violation of the injunction. In relation to this matter, a claim has also been made against ATN Communications, Inc., a wholly-owned subsidiary of the Company ("ATN"), and certain employees of ATN. Evidentiary hearings were held and written summations and closing briefs were filed by all parties with the Bankruptcy Court on or before September 19, 1997. The Bankruptcy Court has not rendered a judgment in relation to the above matter. The proceeding does not specify a dollar amount of damages. Although the Company believes that this lawsuit is without merit and intends to defend vigorously against it, in the event of an adverse determination, there can be no assurance that this litigation will not have a material adverse effect on the Company. No loss has been recorded in the consolidated financial statements with respect to this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth income statement items and the percentages that such items bear to revenues:


                                                                             For the Three Months Ended
                                                                  -------------------------------------------------
                                                                      June 30, 1998             June 30, 1997
                                                                  ----------------------    -----------------------
Net sales and gross revenues                                               100%                       100%
Costs applicable to sales and revenues                                      62                         78
Selling, general and administrative expenses                                22                         43
Other general expenses - depreciation and amortization                       5                         27
                                                                           ---                        ---

Net operating profit (loss)                                                 11                        (48)

Miscellaneous other income                                                  --                          1
Interest and amortization of debt discount and expense                      (5)                        (8)
                                                                           ---                        ---

Income (loss) before income tax expense                                      6                        (55)

Equity in loss of unconsolidated subsidiary                                 --                         (6)
                                                                           ---                        ---

Income (loss) from continuing operations                                     6                        (61)

The information for the three months ended June 30, 1998 in the preceding table include the accounts of the Company, the accounts of PIC and PIC-R, wholly-owned subsidiaries acquired by the Company effective October 31, 1997, and the accounts of Incomex, a wholly-owned subsidiary acquired by the Company effective January 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

NET SALES AND GROSS REVENUES - Consolidated revenues increased $7.5 million, or 375%, to $9.5 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. Revenues during the three months ended June 30, 1998 consisted of $1.7 million attributable to the Murdock Unit, $4.9 million attributable to PIC and PIC-R, and $2.9 million attributable to Incomex. Call processing revenues generated from the Murdock Unit through its Lodging Partnership program decreased $0.4 million, or 24%, to $1.3 million for the three months ended June 30, 1998 from $1.7 million for the three months ended June 30, 1997. This is the result of declining room counts contracted under the Lodging Partnership program and decreased call counts per room from the previous year. Revenues from services generated by the Murdock Unit increased $0.18 million, or 900%, to $0.2 million for the three months ended

June 30, 1998 from $0.02 million for the three months ended June 30, 1997. Revenues generated by the MCC TeleManager(TM), which was introduced to the market in September 1997, were $0.2 million for the three months ended June 30, 1998.

COSTS APPLICABLE TO SALES AND REVENUES - Consolidated cost of sales increased $4.3 million, or 287%, to $5.8 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. Cost of sales during the three months ended June 30, 1998 consisted of $1.2 million attributable to the Murdock Unit, $3.1 million attributable to PIC and PIC-R and $1.5 million attributable to Incomex. Costs associated with call processing revenues for the Murdock Unit decreased $0.4 million, or 29%, to $1.0 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997.

GROSS OPERATING PROFIT - Consolidated gross operating profit increased $3.2 million, or 640%, to $3.7 million for the three months ended June 30, 1998 from $0.5 million for the three months ended June 30, 1997. Gross operating profit during the three months ended June 30, 1998 consisted of $0.5 million attributable to the Murdock Unit, $1.8 million attributable to PIC and PIC-R and $1.4 million attributable to Incomex.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Consolidated selling, general and administrative expenses increased $1.2 million, or 150%, to $2.0 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997. Selling, general and administrative expenses during the three months ended June 30, 1998 consisted of $1.0 million attributable to the Murdock Unit and Corporate, $0.6 million attributable to PIC and PIC-R and $0.4 million attributable to Incomex. The Murdock Unit and Corporate selling, general and administrative expenses increased $0.2 million, or 25%, to $1.0 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997. The increase was primarily due to increases in compensation.

OTHER GENERAL EXPENSES - DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization expenses decreased $0.1 million, or 20%, to $0.4 million for the three months ended June 30, 1998 from $0.5 million for the three months ended June 30, 1997. Depreciation and amortization expenses during the three months ended June 30, 1998 consisted of $0.3 million attributable to the Murdock Unit and Corporate, and $0.1 million attributable to PIC and PIC-R. The Murdock Unit experienced a $0.3 million reduction in depreciation due to the write-off of impaired assets during the fourth quarter ended December 31, 1997. The completion of the PIC and PIC-R acquisition in October 1997 resulted in additional goodwill and acquisition cost amortization of $0.1 million to the Murdock Unit for the three months ended June 30, 1998. The completion of the Incomex acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $0.03 million to the Murdock Unit for the three months ended June 30, 1998.

INTEREST AND AMORTIZATION OF DEBT DISCOUNT AND EXPENSE - Consolidated interest and amortization of debt discount and expense increased $0.3 million, or 150%, to $0.5 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997. Interest and amortization of debt discount and expense during the three months ended June 30, 1998 consisted of $0.3 million attributable to the Murdock Unit and Corporate, $0.1 million attributable to PIC and PIC-R and $0.1 million attributable to Incomex. Interest expense incurred by the Murdock Unit and Corporate increased $0.2 million, or 200%, to $0.3 million for the three months ended June 30, 1998 from $0.1 million for the three months ended June 30, 1997. In connection with the acquisition of PIC by the Company in October 1997, the Company issued a long-term note totaling $1.9 million to the former PIC shareholders. This note was recorded at its discounted net present value using a 14% interest rate. $1.0 million of the long-term note was prepaid pursuant to an amendment to the PIC and PIC-R acquisition agreement completed on May 21, 1998. The resulting amortization of debt discount was $0.05 million for the three months ended June 30, 1998. In February 1998, the Company entered into a lease agreement with Berthel Fisher Leasing Company, a related party, providing lease financing for MCC TeleManager(TM) equipment. The resulting interest expense for this arrangement was $0.02 million for the three months ended June 30, 1998. As of June 30, 1998, the Company has received proceeds of $1.5 million in notes payable, $0.2 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 31, 1999. Interest expense recognized in connection with all debt financing was $0.08 million for the three months ended June 30, 1998. In connection with the MCC TeleManager(TM) equipment lease, the refinancing of capital leases, the $0.5 million of debt financing in March 1998, the $1.5 million of debt financing in April 1998, common stock warrants to purchase 3.2 million common shares were issued to Berthel Fisher Leasing Co., its affiliates, affiliates of the Company, and third party investors. The related valuation of these warrants is being amortized over the life of the financing instrument resulting in interest expense of $0.06 million for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The following table sets forth income statement items and the percentages that such items bear to revenues:

                                                                              For the Six Months Ended
                                                                  -------------------------------------------------
                                                                      June 30, 1998             June 30, 1997
                                                                  ----------------------    -----------------------
Net sales and gross revenues                                              100%                        100%
Costs applicable to sales and revenues                                     62                          80
Selling, general and administrative expenses                               24                          44
Other general expenses - depreciation and amortization                      6                          29
                                                                          ---                         ---

Net operating profit (loss)                                                 8                         (53)

Miscellaneous other income                                                 --                           1
Interest and amortization of debt discount and expense                     (6)                         (9)
                                                                          ---                         ---

Income (loss) before income tax expense                                     2                         (61)

Equity in loss of unconsolidated subsidiary                                (1)                         (6)
                                                                          ---                         ---

Income (loss) from continuing operations                                    1                         (67)

The information for the six months ended June 30, 1998 in the preceding table include the accounts of the Company, the accounts of PIC and PIC-R, wholly-owned subsidiaries acquired by the Company effective October 31, 1997, and the accounts of Incomex, a wholly-owned subsidiary acquired by the Company effective January 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

NET SALES AND GROSS REVENUES - Consolidated revenues increased $11.5 million, or 311%, to $15.2 million for the six months ended June 30, 1998 from $3.7 million for the six months ended June 30, 1997. Revenues during the six months ended June 30, 1998 consisted of $3.1 million attributable to the Murdock Unit, $7.4 million attributable to PIC and PIC-R, and $4.7 million attributable to Incomex following its acquisition in February 1998. Call processing revenues generated from the Murdock Unit through its Lodging Partnership program decreased $0.9 million, or 28%, to $2.3 million for the six months ended June 30, 1998 from $3.2 million for the six months ended June 30, 1997. This decrease was the result of declining room counts contracted under the Lodging Partnership program and decreased call counts per room from the previous year. Revenues from services generated by the Murdock Unit increased $0.3 million, or 300%, to $0.4 million for the six months ended June 30, 1998 from $0.1 million for the six months ended June 30, 1997. MCC TeleManager(TM) revenues were $0.3 million for the six months ended June 30, 1998.

COST APPLICABLE TO SALES AND REVENUES - Consolidated cost of sales increased $6.6 million, or 228%, to $9.5 million for the six months ended June 30, 1998 from $2.9 million for the six months ended June 30, 1997. Cost of sales during the six months ended June 30, 1998 consisted of $2.0 million attributable to the Murdock Unit, $4.9 million attributable to PIC and PIC-R and $2.6 million attributable to Incomex following its acquisition in February 1998. Cost associated with call processing revenues for the Murdock Unit decreased $0.9 million, or 35%, to $1.7 million for the six months ended June 30, 1998 from $2.6 million for the six months ended June 30, 1997.

GROSS OPERATING PROFIT - Consolidated gross operating profit increased $5.0 million, or 714%, to $5.7 million for the six months ended June 30, 1998 from $0.7 million for the six months ended June 30, 1997. Gross operating profit during the six months ended June 30, 1998 consisted of $1.1 million attributable to the Murdock Unit, $2.5 million attributable to PIC and PIC-R and $2.1 million attributable to Incomex following its acquisition in February 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Consolidated selling, general and administrative expenses increased $2.0 million, or 125%, to $3.6 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. Selling, general and administrative expenses during the six months ended June 30, 1998 consisted of $1.8 million attributable to the Murdock Unit and Corporate, $1.3 million attributable to PIC and PIC-R and $0.5 million attributable to Incomex following its acquisition in February 1998. The Murdock Unit and Corporate selling, general and administrative expenses increased $0.2 million, or 13%, to $1.8 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. The increase was primarily due to increases in compensation.

OTHER GENERAL EXPENSES - DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization expenses decreased $0.1 million, or 10%, to $0.9 million for the six months ended June 30, 1998 from $1.0 million for the six months ended June 30, 1997. Depreciation and amortization expenses during the six months ended June 30, 1998 consisted of $0.7 million attributable to the Murdock Unit and Corporate, and $0.2 million attributable to PIC and PIC-R. The Murdock Unit experienced a $0.6 million reduction in depreciation due to the write-off of impaired assets during the fourth quarter ended December 31, 1997. The completion of the PIC and PIC-R acquisition in October 1997 resulted in additional goodwill and acquisition cost amortization of $0.2 million to the Murdock Unit for the six months ended June 30, 1998. The completion of the Incomex acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $0.1 million to the Murdock Unit for the six months ended June 30, 1998.

INTEREST AND AMORTIZATION OF DEBT DISCOUNT AND EXPENSE - Consolidated interest and amortization of debt discount and expense increased $0.6 million, or 200%, to $0.9 million for the six months ended June 30, 1998 from $0.3 million for the six months ended June 30, 1997. Interest and amortization of debt discount and expense during the six months ended June 30, 1998 consisted of $0.6 million attributable to the Murdock Unit and Corporate, $0.1 million attributable to PIC and PIC-R and $0.2 million attributable to Incomex following its acquisition in February 1998. Interest expense incurred by the Murdock Unit and Corporate increased $0.3 million, or 75%, to $0.7 million for the six months ended June 30, 1998 from $0.4 million for the six months ended June 30, 1997. In connection with the acquisition of PIC by the Company in October 1997, the Company issued a long-term note totaling $1.91 million to the former PIC shareholders. This note was recorded at its discounted net present value using a 14% interest rate. $1.0 million of the long-term note was prepaid pursuant to the amendment to the PIC and PIC-R acquisition agreement on May 21, 1998. The resulting amortization of debt discount was $0.1 million for the six months ended June 30, 1998. In February 1998, the Company entered into a lease agreement with Berthel Fisher Leasing Company, a related party, providing lease financing for all MCC TeleManager(TM) equipment. The resulting interest expense for this arrangement was $0.03 million for the six months ended June 30, 1998. As of March 31, 1998, the Company had received proceeds of $0.5 million in notes payable, $0.4 million of which had been provided by related parties. The financing bears interest at 14% and the accrued interest and principal are due on March 5, 1999. As of June 30, 1998, the Company has received proceeds of $1.5 million in notes payable, $0.2 million of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 31, 1999. Interest expense recognized in connection with all debt financing was $0.1 million for the six months ended June 30, 1998. In connection with the MCC TeleManager(TM) equipment lease, the refinancing of capital leases, the $0.5 million of debt financing in March 1998, the $1.5 million of debt financing in April 1998, common stock warrants to purchase 3.2 million common shares were issued to Berthel Fisher Leasing Co., its affiliates, affiliates of the Company, and third party investors. The related valuation of these warrants is being amortized over the life of the financing instrument resulting in interest expense of $0.1 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's current liabilities of $8.7 million exceeded current assets of $3.7 million resulting in a working capital deficit of $5.0 million. During the six months ended June 30, 1998, the Company generated $0.2 million in cash for operating activities, and used $0.4 million in investing activities, primarily the purchase of equipment. The Company received proceeds from new debt financing of $2.9 million and reduced borrowings on notes payable and made payments on capital lease obligations of $2.0 million. During the six months ended June 30, 1998, the Company received $50,000 in proceeds from the sale of the Company's 8% Series A Convertible Preferred Stock and paid $110,000 in offering costs (including sales commissions). The Company also exchanged $217,000 of the Company's 8% Series A

Convertible Preferred Stock for $180,000 and $37,000 of commissions owed. These activities resulted in an increase in available cash of $0.8 million for the six months ended June 30, 1998.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel") to purchase telecommunications equipment. The total amount of lease and debt financing with Berthel at June 30, 1998 was $7.1 million. The Company currently makes monthly lease and debt payments of approximately $86,000, in the aggregate, pursuant to these financing arrangements.

As of June 30, 1998, the Company had borrowed $400,000 under a revolving credit facility with a financial institution due March 28, 1999. The Company has received proceeds of $500,000 from the issuance of promissory notes, $400,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 5, 1999. In connection with the financing, warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $1.4375 per share. The warrants expire if unexercised, on March 31, 2001. The Company has assigned a fair value of $14,000 to the warrants that has been capitalized as deferred loan costs. The Company has received proceeds of $1,486,000 from the issuance of promissory notes, $225,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 31, 1999. In connection with the financing, warrants to purchase 1,486,000 shares of the Company's common stock were issued at an exercise price of $1.75 per share. The warrants expire if unexercised, on March 31, 2001. The Company has assigned a fair value of $59,440 to the warrants that has been capitalized as deferred loan costs. The Company's anticipated debt service obligations for the remainder of 1998 under its existing credit facilities, lease and debt financing with Berthel and the promissory notes issued by the Company pursuant to the acquisition of PIC are approximately $1.1 million.

The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of 1998, including approximately $1.1 million in debt service obligations for the remainder of 1998. The Company currently estimates that it will need at least $1.1 million in debt and equity financing in the remainder of 1998, or through cash flows from operations, to fund its cash requirements. The Company is continuing to explore refinancing opportunities to convert existing debt to equity or to reduce the cost of debt and related principal payments. No assurances can be given that the Company will be able to raise adequate funds through debt or equity financing or generate sufficient cash flows from operations to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward Looking Statements" below.

YEAR 2000 COMPLIANCE

The Company believes that the MCC TeleManager is Year 2000 compliant. The Company has not commenced a review of the Year 2000 compliance of its other internal computer systems or the Year 2000 compliance of its significant customers. The Company currently anticipates that it will initiate a comprehensive review in the third quarter of 1998. This review will include surveys with third party vendors and customers to assess the Year 2000 compliance status of the computer systems of such vendors and customers and the potential impact on the Company of non-compliance. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

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

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      Not applicable.

         (b)      Not applicable.

         (c) In April and May of 1998, the Company completed an offering of $1,486,000 aggregate principal amount of promissory notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act. The notes bear interest at 14% and the principal and accrued interest are due on March 31, 1999. Along with the notes, the Company also issued warrants to purchase an aggregate of 1,486,000 shares of the Company's common stock at an exercise price of $1.75 per share. The warrants expire on March 31, 2001. The Company paid commissions of $96,880 to its placement agent and received net proceeds of approximately $1,386,000 in the offering. In connection with the offering, the Company also issued to its placement agent warrants to purchase 121,100 shares of the Company's common stock with terms substantially similar to the warrants issued to investors in the offering.

                  In April 1998, the Company issued a promissory note in the principal amount of $5,000 and warrants to purchase 5,000 shares of the Company's common stock to one of the Company's outside directors in lieu of the payment of directors' fees and issued a promissory note in the principal amount of $25,000 and warrants to purchase 25,000 shares of the Company's common stock to a consultant in lieu of payment of consultant fees. These notes and warrants have terms identical to the notes and warrants sold in the offering described in the preceding paragraph and were issued in a private placement exempt from the registration requirements of the Act pursuant to Rule 506 of Regulation D under the Act.

                  On February 26, 1998, the Company agreed to issue 2,170 shares of its 8% Series A Convertible Preferred Stock to Berthel in exchange for the prepayment of $180,000 in commissions and the payment of $37,000 in commissions currently owed. This transaction was completed and the shares were issued on June 19, 1998. The issuance of the shares was made pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

                  In May 1998, the Company issued 571,428 shares of common stock to the former shareholders of PIC as a prepayment of $1,000,000 in principal due under notes issued by the Company in October 1997 in connection with the acquisition by the Company of PIC. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Act provided by Section 4(2) of the Act.

         (d)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of stockholders of the Company was held on June 30, 1998.

         The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of directors

                                       For          Withheld
                                       ---          --------
     (a) Guy O. Murdock             4,261,376        20,749
     (b) Thomas E. Chaplin          4,265,034        17,091
     (c) Colin P. Halford           4,265,034        17,091
     (d) John C. Poss               4,265,034        17,091
     (e) Steven R. Ehlert           4,264,034        18,091
     (f) Larry A. Erickson          4,265,034        17,091
     (g) Wayne Wright               4,265,034        17,091

Proposal 2: Ratification of appointment of Deloitte & Touche LLP as auditors of the Company

            For            Against      Abstain          Broker Non-Votes
            ---            -------      -------          ----------------
         4,269,134          4,900        8,091                  0

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

                  3.1      Restated Articles of Incorporation of the Company (1)

                  3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

                  3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

                  3.4      Amended and Restated By-Laws of the Company (3)

                  10.1 Agreement, dated as of May 21, 1998, among the Company, MCC Acquisition Corp., Priority International Communications, Inc., Priority Resources Corp., Wayne Wright, Bonner Hardegree and ATN Communications, Inc.

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

    (b) Reports on Form 8-K: None in the second quarter of 1998.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Dated this 14th day of August, 1998.

                               MURDOCK COMMUNICATIONS CORPORATION

                               By              /s/ Guy O. Murdock
                                      -----------------------------------------
                                      Guy O. Murdock, Chairman of the Board

                               By             /s/ Thomas E. Chaplin
                                     ------------------------------------------
                                     Thomas E. Chaplin, Chief Executive Officer