Form 10QSB
period 1998-09-30
MURDOCK COMMUNICATIONS CORP
filed 1998-11-16
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to
                                           --------   ----------

                     Commission File Number      000-21463
                                            --------------------

                       Murdock Communications Corporation
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


             Iowa                                  42-1337746
--------------------------------       ---------------------------------
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

On September 30, 1998, there were outstanding 5,429,867 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):

                                  Yes       No  X
                                      ---      ---

                       MURDOCK COMMUNICATIONS CORPORATION

                                  FORM 10-QSB

                               September 30, 1998

                                     INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page
Item 1.  Consolidated Balance Sheet as of September 30, 1998 and December
         31, 1997 (Unaudited).............................................     3

         Consolidated Income Statement for the Three Months Ended
         September 30, 1998 and 1997 and for the Nine Months Ended
         September 30, 1998 and 1997 (Unaudited)..........................     5

         Consolidated Statement of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997 (Unaudited)..........................     6

         Notes to Consolidated Financial Statements (Unaudited)...........     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    11

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    19

Item 2.  Changes in Securities............................................    19

Item 3.  Defaults Upon Senior Securities..................................    19

Item 4.  Submission of Matters to a Vote of Security Holders..............    19

Item 5.  Other Information................................................    19

Item 6.  Exhibits and Reports on Form 8-K.................................    19

         Signatures.......................................................    21

PART I FINANCIAL INFORMATION

              MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                 ------------------  -----------------
ASSETS

CURRENT ASSETS
    Cash & Cash Items                                                 $   872,446        $   316,286
    Marketable Securities                                                  27,830                  -
    Accounts and Notes Receivable
       Trade Receivable                                                 1,929,951            736,007
       Related Party Receivable                                           610,500            351,602
       Employee Receivable                                                 24,098                  -
       Other Receivable                                                    94,891             77,181
       AT&T Receivable                                                     18,426            105,200
       Allowances for Doubtful Accounts and Notes Receivable             (713,145)          (394,373)
    Prepaid Expenses                                                      142,518             26,821
    Other Current Assets                                                  417,794            327,463
                                                                      -----------        -----------
             TOTAL CURRENT ASSETS                                       3,425,309          1,546,187

INVESTMENTS AND INDEBTEDNESS OF OTHERS
    Indebtedness of Non-Related Parties - Not Current                           -            152,040
                                                                      -----------        -----------
             TOTAL INVESTMENTS AND INDEBTEDNESS OF OTHERS                       -            152,040

FIXED ASSETS
    Property, Plant and Equipment - Owned                              10,316,931          9,513,138
    Property, Plant and Equipment - Leased                              3,942,530          3,674,206
    Accumulated Depreciation and Amortization - Owned                  (7,829,406)        (7,400,983)
    Accumulated Depreciation and Amortization - Leased                 (3,381,725)        (3,209,405)
                                                                      -----------        -----------
             TOTAL FIXED ASSETS                                         3,048,330          2,576,956

INTANGIBLE ASSETS
    Goodwill - Net of Accumulated Amortization                          5,741,110          4,133,648
    Intangible Assets - Other                                           3,460,726          2,212,443
    Accumulated Depreciation and Amortization - Other                  (1,869,436)        (1,612,985)
                                                                      -----------        -----------
             TOTAL INTANGIBLE ASSETS                                    7,332,400          4,733,106

OTHER ASSETS
    Other Assets                                                          303,295            207,000
                                                                      -----------        -----------
             TOTAL OTHER ASSETS                                           303,295            207,000
                                                                      -----------        -----------
TOTAL ASSETS                                                          $14,109,334        $ 9,215,289
                                                                      ===========        ===========

          See accompanying notes to consolidated financial statements.

              MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                                                                    SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                    ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts and Notes Payable
        Bank Payable                                                    $    683,342        $ 1,020,440
        Notes Payable                                                      1,486,000                  -
        Trade Payable                                                      1,700,890          1,657,118
        Related Party Payable                                              1,770,644          1,013,827
        Other Payable                                                         30,000                  -
    Current Portion of Long-Term Indebtedness                              1,306,435            983,964
    Other Current Liabilities                                              2,006,660          1,453,335
                                                                        ------------        -----------
            TOTAL CURRENT LIABILITIES                                      8,983,971          6,128,684

LONG-TERM LIABILITIES
    Bonds, Mortgages and Other Long-Term Debt                              2,403,822          1,441,608
    Bonds, Mortgages and Other Long-Term Debt to Related Parties             814,084                  -
    Indebtedness to Related Parties - Not Current - Capital Leases         4,014,486          4,521,525
    Indebtedness to Related Parties - Not Current - PIC LT Note                    -          1,112,414
    Other Liabilities                                                        299,929            380,913
    Deferred Income                                                           15,665            112,135
                                                                        ------------        -----------
            TOTAL LONG-TERM LIABILITIES                                    7,547,986          7,568,595
                                                                        ------------        -----------
TOTAL LIABILITIES                                                         16,531,957         13,697,279

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred Stock - Non-Mandatory Redemption
        8% Series A Convertible, $100 Stated Value
        Authorized Shares:  50,000
        Issued and Outstanding:  18,920 at September 30, 1998 and
            16,250 at December 31, 1997                                    1,829,210          1,544,146
    Common Stock
        No Par Value
        Authorized Shares:  20,000,000
        Issued and Outstanding:  5,429,867 at September 30, 1998
            and 4,458,439 at December 31, 1997                            12,830,963         11,343,308
    Other Additional Capital                                                 577,611            449,400
    Current Earnings                                                         286,900                  -
    Retained Earnings                                                    (17,947,307)       (17,818,844)
                                                                        ------------        -----------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                       (2,422,623)        (4,481,990)
                                                                        ------------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                 $ 14,109,334        $ 9,215,289
                                                                        ============        ===========

          See accompanying notes to consolidated financial statements.

              MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPT 30, 1998  SEPT 30, 1997  SEPT 30, 1998  SEPT 30, 1997
                                                               ----------------------------  ----------------------------
NET SALES AND GROSS REVENUES
   Other Revenues - Call Processing                               $9,329,704    $ 1,731,833    $23,714,736    $ 4,954,334
   Net Sales of Tangible Items                                       117,253        138,012        407,557        411,616
   Income From Rentals                                                35,766         34,177        147,602        161,177
   Revenues From Services                                            216,052         21,858        600,706         51,568
                                                                  -------------------------    --------------------------
      TOTAL NET SALES AND GROSS REVENUES                           9,698,775      1,925,880     24,870,601      5,578,695

COSTS APPLICABLE TO SALES AND REVENUES
   Costs From Other Revenues - Call Processing                     6,517,282      1,311,265     15,680,333      3,952,790
   Costs of Tangible Items Sold                                       91,273        104,229        326,107        307,721
   Costs From Rentals                                                  7,621              -         22,575              -
   Cost of Services                                                   17,846         47,724         58,349        116,462
                                                                  -------------------------    --------------------------
      TOTAL COSTS APPLICABLE TO SALES AND REVENUES                 6,634,022      1,463,218     16,087,364      4,376,973
                                                                  -------------------------    --------------------------
GROSS OPERATING PROFIT                                             3,064,753        462,662      8,783,237      1,201,722

OPERATING EXPENSES
   Selling, General and Administrative Expenses                    1,925,368      1,011,392      5,602,371      2,630,021
   Provision for Doubtful Accounts and Notes                               -          3,611              -          3,611
   Other General Expenses - Depreciation and Amortization            439,748        574,078      1,352,511      1,623,796
                                                                  -------------------------    --------------------------
      TOTAL OPERATING EXPENSES                                     2,365,116      1,589,081      6,954,882      4,257,428
                                                                  -------------------------    --------------------------
NET OPERATING PROFIT (LOSS)                                          699,637     (1,126,419)     1,828,355     (3,055,706)

NON-OPERATING INCOME AND EXPENSES
   Miscellaneous Other Income                                         19,754         13,262         80,530         40,488
   Interest and Amortization of Debt Discount and Expense           (545,991)      (175,851)    (1,469,267)      (509,652)
   Miscellaneous Income Deductions                                         -              -         (9,082)             -
                                                                  -------------------------    --------------------------
      TOTAL NON-OPERATING INCOME AND EXPENSES                       (526,237)      (162,589)    (1,397,819)      (469,164)
                                                                  -------------------------    --------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                              173,400     (1,289,008)       430,536     (3,524,870)

INCOME TAX EXPENSE                                                   (18,643)          (676)       (24,464)        (5,402)

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY                           (6,338)      (109,343)      (119,172)      (309,478)
                                                                  -------------------------    --------------------------
NET INCOME (LOSS)                                                    148,419     (1,399,027)       286,900     (3,839,750)
DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
   PREFERRED STOCK                                                   (46,050)             -       (128,463)             -
                                                                  -------------------------    --------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS             $  102,369    $(1,399,027)   $   158,437    $(3,839,750)
                                                                  =========================    ==========================
BASIC NET INCOME (LOSS) PER COMMON SHARE                          $     0.02    $     (0.30)   $      0.03    $     (0.88)
                                                                  =========================    ==========================
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   5,429,867      4,624,064      5,068,381      4,362,081
                                                                  =========================    ==========================
FULLY DILUTED NET INCOME (LOSS) PER COMMON SHARE                  $     0.01    $     (0.30)   $      0.03    $     (0.88)
                                                                  =========================    ==========================
FULLY DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                     7,632,592      4,624,064      6,257,897      4,362,081
                                                                  =========================    ==========================

          See accompanying notes to consolidated financial statements.

              MURDOCK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             FOR NINE MONTHS ENDED
                                                                        -------------------------------
                                                                        SEPT 30, 1998     SEPT 30, 1997
                                                                        -------------     -------------
OPERATING ACTIVITIES

NET INCOME (LOSS)                                                         $  286,900       $(3,839,750)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS FROM
    OPERATING ACTIVITIES
    Depreciation and Amortization                                          1,315,350         1,698,796
    Noncash Interest Expense                                                 168,625            51,275
    Noncash Consulting Expense                                                     -            60,000
    Recognition of Deferred Income                                           (96,470)          (40,488)
    Share of Loss from Joint Venture                                         119,172           309,478
    Changes in Operating Assets and Liabilities
        Receivables                                                       (1,234,471)          141,673
        Other Current Assets                                                (748,258)            7,300
        Other Noncurrent Assets                                               68,541                 -
        Accounts Payable                                                    (339,882)          503,682
        Accrued Expenses                                                     407,746           215,967
        Deferred Income                                                            -            25,417
                                                                          ----------        ----------
            NET CASH FLOWS FROM OPERATING ACTIVITIES                         (52,747)         (866,650)

INVESTING ACTIVITIES
    Purchases of Property and Equipment                                   (1,119,244)         (220,512)
    Sale of Property and Equipment                                            98,940                 -
    Payments for Site Acquisition                                                  -          (427,933)
    Investment in Joint Venture                                              (78,780)         (255,383)
    Software Development Costs                                                     -          (138,013)
    Deposits                                                                       -          (130,642)
    Cash Paid in Conjunction with Acquisitions                               (30,669)         (400,000)
    Cash from Acquired Company                                                (1,535)                -
                                                                          ----------        ----------
            NET CASH FLOWS FROM INVESTING ACTIVITIES                      (1,131,288)       (1,572,483)

FINANCING ACTIVITIES
    Borrowings on Notes Payable                                            2,085,123           799,975
    Borrowings on Capital Leases, Primarily with Related Parties             809,184           108,293
    Borrowings from Notes Payable with Related Parties                     1,696,064                 -
    Payments on Notes Payable and Long Term Debt
        Primarily with Related Parties                                    (2,949,717)         (488,529)
    Proceeds From Issuance of 8% Series A Convertible Preferred Stock        267,000           950,000
    Dividends On 8% Series A Redeemable Preferred Stock                      (53,651)           (1,666)
    Proceeds From Exercise of Common Stock Warrants                                -             5,600
    Repurchase of 10% Series A Redeemable Preferred Stock
        and Detachable Common Stock Warrants                                       -           (24,480)
    Payments on Offering Costs                                              (113,808)          (55,888)
                                                                          ----------        ----------
            NET CASH FLOW FROM FINANCING ACTIVITIES                        1,740,195         1,293,305

NET INCREASE (DECREASE) IN CASH                                              556,160        (1,145,828)

CASH AT BEGINNING OF PERIOD                                                  316,286         1,241,897

CASH AT END OF PERIOD                                                     $  872,446        $   96,069
                                                                          ==========        ==========
SUPPLEMENTAL DISCLOSURES
    Noncash Contribution of Property to Joint Venture                     $        -        $  349,547
    Conversion of Related Party Notes Payable to Common Stock                      -         1,334,274
    Cash Paid During the Period for Interest                               1,133,401           350,390
    Cash Paid During the Period for Income Taxes                              18,643             5,402
    Accretion on 8% Series A Convertible Preferred Stock                      23,292                 -

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Unaudited Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-KSB (Commission File # 00-21463) as filed with the Securities and Exchange Commission on April 10, 1998.

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

PIC and PIC-R Acquisition

Effective May 21, 1998, the Company and the former shareholders of PIC and PIC-R entered into an agreement to amend the terms of the original Stock Purchase Agreements with respect to the Company's acquisitions of PIC and PIC-R. Pursuant to the original Stock Purchase Agreements, the former PIC and PIC-R shareholders received certain special default rights to rescind the acquisitions of PIC and PIC-R. The May 21, 1998 amendment terminated the special default rights. Pursuant to the amendment, the Company also issued 571,428 shares of common stock as a prepayment of $1,000,000 of principal installments in reverse order of their maturities of the amounts owed under the long-term note originally issued by the Company pursuant to the PIC acquisition. The principal balance of the long-term note as of September 30, 1998 was $498,894.40. In addition to the earn-out rights agreed to in the original PIC-R agreement, the amendment also provides that if at the end of the 24 month period beginning November 1, 1997, PIC and PIC-R combined have EBITDA (earnings before interest, taxes, depreciation, and amortization) of at least $2,000,000, the former shareholders of PIC-R will earn 25,000 shares of Murdock common stock for each $250,000 of EBITDA over $2,000,000 up to $4,000,000 and 50,000 shares of Murdock common stock for each $250,000 of EBITDA over

$4,000,000. If EBITDA for the 24 month period beginning November 1, 1997 and ending October 31, 1999 is not more than $4,000,000, the amendment allows the former PIC-R shareholders to elect to re-set the period for the determination of the earn-out rights to 24 month period beginning April 1, 1998 and ending March 31, 2000. Goodwill of $167,165 associated with the amended terms of the agreement is being amortized over the remaining life of the original goodwill which is nine years and five months.

Incomex Base Currency

All contracts Incomex has entered into with their customers are denominated in United States dollars.

Intangible Assets

Consolidated goodwill, net of accumulated amortization, increased $1.6 million, or 39%, to $5.7 million as of September 30, 1998 from $4.1 million as of December 31, 1997. Goodwill, attributable to the Incomex acquisition and exclusive of any contingent consideration, is $0.9 million. Goodwill, attributable to the Incomex acquisition contingent consideration, is $0.9 million. Other intangible assets, net of accumulated amortization, increased $1.0 million, or 167%, to $1.6 million as of September 30, 1998 from $0.6 million as of December 31, 1997. Incomex has entered into prepaid commission agreements with its customers resulting in aggregate prepayments of $1.1 million as of September 30, 1998.

Debt

In September 1998, the Company has received proceeds of $370,000 from the issuance of promissory notes to related parties. The notes bear interest at 14% and the accrued interest and principal are due on November 1, 1999.

As of November 10, 1998, the Company had an unpaid balance past due to Berthel of approximately $353,690. These balances are in violation of certain of the covenants in the financing agreements. Berthel only has the right to demand that the Company cure these violations, but has not made such a demand as of the date of this report.

Guide Star Joint Venture

Condensed financial information for the Company's investment in the Guide Star joint venture as of the nine months ended September 30, 1998 is as follows:


                           Total assets       $    --
                           Total liabilities  152,404
                           Total revenues       2,960
                           Net loss           119,172


All assets of the joint venture had been written down to their estimated net realizable values at December 31, 1997, as the Company decided to cease the joint venture's operations during the fourth quarter of 1997. In July 1998, the joint venture entered into a written agreement with Matrix Media, the other owner of the joint venture, providing for the sale of the joint venture's remaining assets to Matrix Media. Subject to Matrix Media obtaining financing, the Company anticipates the completion of this transaction during the fourth quarter of 1998.

Income Tax Expense

No income tax expense was recorded for the nine months ended September 30, 1998 due to utilization of previously unrecognized net operating loss carryforwards. At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $11 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

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

Contingencies and Legal Proceedings

On February 4, 1998, McFarland Grossman & Co. filed a suit in Harris County, Texas against PIC, the Company's wholly-owned subsidiary, seeking $162,500 representing alleged commissions or fees due in connection with the purchase of PIC by the Company. On October 12, 1998, the Company amicably settled this matter for an amount that is not material to the Company's financial condition or results of operations.

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

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including Priority International Communications, Inc. Factually, it is alleged that the Bankruptcy Court entered an injunction on April 1, 1996 which included a prohibition against any dissipation of the assets of Tel-Span Communications, Inc. ("Tel-Span"); that on May 1, 1996, PIC entered into a new Operator Services Agreement with Tel-Span purporting to release PIC from its contractual obligation to use Tel-Span as its exclusive operator service provider; that on October 4, 1996, while the parties to the proceeding awaited the Court's ruling on ownership of certain assets of Tel-Span, PIC participated in a secret meeting in New Orleans at which an agreement was reached to begin migration of business which violated the Bankruptcy Court's injunction; and, finally, that PIC violated the Court's injunction since it aided and abetted a party bound by such order. In response, PIC has defended by asserting that it had no notice of any injunction entered into by the Bankruptcy Court as required by Rule 65(d) of the Federal Rules of Civil Procedure if such an order is to be enforced against a non-party such as PIC; that the injunction entered by the Bankruptcy Court did not clearly prohibit the conduct of PIC in migrating its own business; and in any event as a non-party, PIC's conduct was motivated by legitimate business concerns and did not constitute an aiding and abetting of a party's violation of the injunction. In relation to this matter, a claim has also been made against ATN Communications, Inc., a wholly-owned subsidiary of the Company ("ATN"), and certain employees of ATN. Evidentiary hearings were held and written summations and closing briefs were filed by all parties with the Bankruptcy Court on or before September 19, 1997. In November 1998, the Bankruptcy Court issued an order dismissing the claims against PIC and ATN.

EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, has claimed that Incomex is in violation of certain covenants of their credit agreement, including provisions relating to inspection rights, collateral protection and the obligation of Incomex to pay royalties by Incomex to Eilco based on income general from telecommunications services provided to a group of hotels in Mexico. As of September 30, 1998, the Company has prepaid over $85,000 to Eilco in addition to the regular payments due under the credit agreement. The Company believes that Eilco's claims are without merit and has requested arbitration to resolve this matter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth income statement items and the percentages that such items bear to revenues:

                                                    For the Three Months Ended
                                                  ------------------------------
                                                  September 30,    September 30,
                                                      1998             1997
                                                  -------------    -------------
Net sales and gross revenues                           100%              100%
Costs applicable to sales and revenues                  68                76
Selling, general and administrative expenses            20                52
Other general expenses - depreciation and
amortization                                             5                30
Net operating profit (loss)                              7               (58)
Interest and amortization of debt discount
and expense                                              6                (9)
Income (loss) before income tax expense                  1               (67)
Equity in loss of unconsolidated subsidiary              -                (6)
Income (loss) from continuing operations                 1               (73)

The information for the three months ended September 30, 1998 in the preceding table include the accounts of the Company, the accounts of PIC and PIC-R, wholly-owned subsidiaries acquired by the Company effective October 31, 1997, and the accounts of Incomex, a wholly-owned subsidiary acquired by the Company effective January 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

NET SALES AND GROSS REVENUES - Consolidated revenues increased $7.8 million, or 410%, to $9.7 million for the three months ended September 30, 1998 from $1.9 million for the three months ended September 30, 1997. Revenues during the three months ended September 30, 1998 consisted of $1.3 million attributable to the Murdock Unit, $6.7 million attributable to PIC and PIC-R, and $1.7 million attributable to Incomex. Call processing revenues generated from the Murdock Unit through its Lodging Partnership program decreased $0.9 million, or 50%, to $0.9 million for the three months September 30, 1998 from $1.8 million for the three months ended June 30, 1997. This is the result of declining room counts contracted under the Lodging Partnership program and decreased call counts per room from the previous year. Revenues from services generated by the Murdock Unit increased $0.18 million, or 900%, to $0.2 million for the three months ended June 30, 1998 from $0.02 million for the three months ended June 30, 1997. Revenues generated by the MCC TeleManager(TM), which was introduced to the market in September 1997, were $0.2 million for the three months ended June 30, 1998.

In October 1998, the Company and AT&T agreed to end the Lodging Partnership. Under this agreement, AT&T will directly manage all customers in the Lodging Partnership and will pay approximately $500,000 to the Company. The Company expects to report a one-time gain of approximately $400,000 during the fourth quarter of 1998 relating to this agreement with AT&T. Revenues of $0.5 million have been recognized by the Company from the AT&T agreement for the three months ended September 30, 1998. The Company did not recognize any net profits from the AT&T agreement for the three months ended September 30, 1998. No revenues or net profits will be present in future periods with respect to this agreement.

COSTS APPLICABLE TO SALES AND REVENUES - Consolidated cost of sales increased $5.2 million, or 354%, to $6.63 million for the three months ended September 30, 1998 from $1.46 million for the three months ended September 30, 1997.
Cost of sales during the three months ended September 30, 1998 consisted of $0.82 million attributable to the Murdock Unit, $4.98 million attributable to PIC and PIC-R and $0.83 million attributable to Incomex. Costs associated with call processing revenues for the Murdock Unit decreased $0.61 million, or 43%, to $0.82 million for the three months ended September 30, 1998 from $1.43 million for the three months ended September 30, 1997.

GROSS OPERATING PROFIT - Consolidated gross operating profit increased $2.6 million, or 520%, to $3.1 million for the three months ended September 30, 1998 from $0.5 million for the three months ended September 30, 1997. Gross operating profit during the three months ended September 30, 1998 consisted of $0.45 million attributable to the Murdock Unit, $1.73 million attributable to PIC and PIC-R and $0.92 million attributable to Incomex.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Consolidated selling, general and administrative expenses increased $0.9 million, or 90%, to $1.9 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997. Selling, general and administrative expenses during the three months ended September 30, 1998 consisted of $0.8 million attributable to the Murdock Unit and Corporate, $0.7 million attributable to PIC and PIC-R and $0.4 million attributable to Incomex. The Murdock Unit and Corporate selling, general and administrative expenses decreased $0.2 million, or 20%, to $0.8 million for the three months ended September 30, 1998 from $1.0 million for the three months ended September 30, 1997. The decrease was primarily due to a reduction in number of the Company's employees.

OTHER GENERAL EXPENSES - DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization expenses decreased $0.13 million, or 23%, to $0.44 million for the three months ended September 30, 1998 from $0.57 million for the three months ended September 30, 1997. Depreciation and amortization expenses during the three months ended September 30, 1998 consisted of $0.34 million attributable to the Murdock Unit and Corporate, and $0.1 million attributable to PIC and PIC-R. The completion of the PIC and PIC-R acquisition in October 1997 resulted in additional goodwill and acquisition cost amortization of $0.1 million for the three months ended September 30, 1998.
The completion of the Incomex acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $0.05 million for the three months ended September 30, 1998. The amortization of PIC, PIC-R, and Incomex goodwill is reflected on the Company's unaudited financial statements.

INTEREST AND AMORTIZATION OF DEBT DISCOUNT AND EXPENSE - Consolidated interest and amortization of debt discount and expense increased $0.3 million, or 150%, to $0.5 million for the three months ended September 30, 1998 from $0.2 million for the three months ended September 30, 1997. Interest and amortization of debt discount and expense during the three months ended September 30, 1998 consisted of $0.4 million attributable to the Murdock Unit and Corporate, $0.1 million attributable to PIC and PIC-R and $0.05 million attributable to Incomex. Interest expense incurred by the Murdock Unit and Corporate increased $0.05 million, or 100%, to $0.4 million for the three months ended September 30, 1998 from $0.2 million for the three months ended September 30, 1997. In February 1998, the Company entered into a lease agreement with Berthel Fisher Leasing Company, a related party, providing lease financing for MCC TeleManager(TM) equipment. The resulting interest expense for this arrangement was $0.02 million for the three months ended September 30, 1998. As of September 30, 1998, the Company has received proceeds of $0.4 million in notes payable provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on November 1, 1999. Interest expense recognized in connection with all debt financing was $0.08 million for the three months ended September 30, 1998. In connection with the MCC TeleManager(TM) equipment lease, the refinancing of capital leases, the $0.5 million of debt financing in March 1998, the $1.5 million of debt financing in April 1998, common stock warrants to purchase 3.2 million common shares were issued to Berthel Fisher Leasing Co., its affiliates, affiliates of the Company, and third party investors. The related valuation of these warrants is being amortized over the life of the financing instrument resulting in interest expense of $0.03 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth income statement items and the percentages that such items bear to revenues:


                                                 For the Nine Months Ended
                                          --------------------------------------
                                          September 30, 1998  September 30, 1997
                                          ------------------  ------------------
Net sales and gross revenues                      100%               100%
Costs applicable to sales and revenues             65                 78
Selling, general and administrative expenses       23                 47
Other general expenses - depreciation and
amortization                                        5                 30

Net operating profit (loss)                         7                (55)

Interest and amortization of debt discount
and expense                                         6                  8

Income (loss) before income tax expense             1                (63)

Equity in loss of unconsolidated subsidiary         -                  6

Income (loss) from continuing operations            1                (69)

The information for the nine months ended September 30, 1998 in the preceding table include the accounts of the Company, the accounts of PIC and PIC-R, wholly-owned subsidiaries acquired by the Company effective October 31, 1997, and the accounts of Incomex, a wholly-owned subsidiary acquired by the Company effective January 31, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

NET SALES AND GROSS REVENUES - Consolidated revenues increased $19.3 million, or 345%, to $24.9 million for the nine months ended September 30, 1998 from $5.6 million for the nine months ended September 30, 1997. Revenues during the nine months ended September 30, 1998 consisted of $4.4 million attributable to the Murdock Unit, $13.6 million attributable to PIC and PIC-R, and $6.9 million attributable to Incomex following its acquisition in February 1998. Call processing revenues generated from the Murdock Unit through its Lodging Partnership program decreased $1.7 million, or 33%, to $3.4 million for the nine months ended September 30, 1998 from $5.1 million for the nine months ended September 30, 1997. This decrease was the result of declining room counts contracted under the Lodging Partnership program and decreased call counts per room from the previous year. Revenues from services generated by the Murdock Unit increased $0.4 million, or 400%, to $0.5 million for the nine months ended September 30, 1998 from $0.1 million for the nine months ended September 30, 1997. MCC TeleManager(TM) revenues were $0.5 million for the nine months ended September 30, 1998.

In October 1998, the Company and AT&T agreed to end the Lodging Partnership. Under this agreement, AT&T will directly manage all customers in the Lodging Partnership and will pay approximately $500,000 to the Company. The Company expects to report a one-time gain of approximately $400,000 during the fourth quarter of 1998 relating to this agreement with AT&T. Revenues of $1.9 million and net profits of $0.2 million have been recognized by the Company from the AT&T agreement for the nine months ended September 30, 1998. These revenues and net profits will not be present in future periods.

COST APPLICABLE TO SALES AND REVENUES - Consolidated cost of sales increased $11.7 million, or 267%, to $16.1 million for the nine months ended September 30, 1998 from $4.4 million for the nine months ended September 30, 1997. Cost of sales during the nine months ended September 30, 1998 consisted of $2.9 million attributable to the Murdock Unit, $9.4 million attributable to PIC and PIC-R and $3.8 million attributable to Incomex following its acquisition in February 1998. Cost associated with call processing revenues for the Murdock Unit decreased $1.5 million, or 37%, to $2.6 million for the nine months ended September 30, 1998 from $4.1 million for the nine months ended September 30, 1997.

GROSS OPERATING PROFIT - Consolidated gross operating profit increased $7.6 million, or 633%, to $8.8 million for the nine months ended September 30, 1998 from $1.2 million for the nine months ended September 30, 1997. Gross operating profit during the nine months ended September 30, 1998 consisted of $1.5 million attributable to the Murdock Unit, $4.2 million attributable to PIC and PIC-R and $3.1 million attributable to Incomex following its acquisition in February 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Consolidated selling, general and administrative expenses increased $3.0 million, or 115%, to $5.6 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. Selling, general and administrative expenses during the nine months ended September 30, 1998 consisted of $2.7 million attributable to the Murdock Unit and Corporate, $1.8 million attributable to PIC and PIC-R and $1.1 million attributable to Incomex following its acquisition in February 1998. The Murdock Unit and Corporate selling, general and administrative expenses increased $0.1 million, or 4%, to $2.7 million for the nine months ended September 30, 1998 from $2.6 million for the nine months ended September 30, 1997. The increase was primarily due to increases in compensation.

OTHER GENERAL EXPENSES - DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization expenses decreased $0.2 million, or 12%, to $1.4 million for the nine months ended September 30, 1998 from $1.6 million for the nine months ended September 30, 1997. Depreciation and amortization expenses during the nine months ended September 30, 1998 consisted of $1.1 million attributable to the Murdock Unit and Corporate, and $0.3 million attributable to PIC and PIC-R. The completion of the PIC and PIC-R acquisition in October 1997 resulted in additional goodwill and acquisition cost amortization of $0.3 million for the nine months ended September 30, 1998. The completion of the Incomex acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $0.1 million for the nine months ended September 30, 1998. The amortization of PIC, PIC-R, and Incomex goodwill is reflected on the Company's unaudited financial statements.

INTEREST AND AMORTIZATION OF DEBT DISCOUNT AND EXPENSE - Consolidated interest and amortization of debt discount and expense increased $1.0 million, or 200%, to $1.5 million for the nine months ended September 30, 1998 from $0.5 million for the nine months ended September 30, 1997. Interest and amortization of debt discount and expense during the nine months ended September 30, 1998 consisted of $1.0 million attributable to the Murdock Unit and Corporate, $0.2 million attributable to PIC and PIC-R and $0.3 million attributable to Incomex following its acquisition in February 1998. Interest expense incurred by the Murdock Unit and Corporate increased $0.6 million, or 150%, to $1.0 million for the nine months ended September 30, 1998 from $0.4 million for the nine months ended September 30, 1997. In connection with the acquisition of PIC by the Company in October 1997, the Company issued a long-term note totaling $1.91 million to the former PIC shareholders. This note was recorded at its discounted net present value using a 14% interest rate. $1.0 million of the long-term note was prepaid pursuant to the amendment to the PIC and PIC-R acquisition agreement on May 21, 1998. The resulting amortization of debt discount was $0.1 million for the nine months ended September 30, 1998. In February 1998, the Company entered into a lease agreement with Berthel Fisher Leasing Company, a related party, providing lease financing for all MCC TeleManager(TM) equipment. The resulting interest expense for this arrangement was $0.07 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company has received proceeds of $0.37 million in notes payable provided by related parties. The notes bear interest at 14% and the accrued interest and principle are due on November 1, 1999. Interest expense recognized in connection with all debt financing was $0.2 million for the nine months ended September 30, 1998. In connection with the MCC TeleManager(TM) equipment lease, the refinancing of capital leases, the $0.5 million of debt financing in March 1998, the $1.5 million of debt financing in April 1998, common stock warrants to purchase 3.2 million common shares were issued to Berthel Fisher Leasing Co., its affiliates, affiliates of the Company, and third party investors. The related valuation of these warrants is being amortized over the life of the financing instrument resulting in interest expense of $0.2 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's current liabilities of $9.0 million exceeded current assets of $3.4 million resulting in a working capital deficit of $5.6 million. During the nine months ended September 30, 1998, the Company used $0.05 million in cash for operating activities, and used $1.1 million in investing activities, primarily the purchase of equipment. The Company received proceeds from new debt financing of $4.6 million and reduced borrowings on notes payable and made payments on capital lease obligations of $2.9 million. During the nine months ended September 30, 1998, the Company received $50,000 in proceeds from the sale of the Company's 8% Series A Convertible Preferred Stock and paid $110,000 in offering costs (including sales commissions). The Company also exchanged $217,000 of the Company's 8% Series A Convertible Preferred Stock for $180,000 and $37,000 of commissions owed. These activities resulted in an increase in available cash of $0.6 million for the nine months ended September 30, 1998.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel") to purchase telecommunications equipment. The total amount of lease and debt financing with Berthel at September 30, 1998 was $6.1 million. The Company currently makes monthly lease and debt payments of approximately $142,750, in the aggregate, pursuant to these financing arrangements. As of November 10, 1998, the Company had an unpaid balance past due to Berthel of approximately $353,690. These balances are in violation of certain of the covenants in the financing agreements. Berthel only has the right to demand that the Company cure these violations, but has not made such a demand as of the date of this report.

As of September 30, 1998, the Company had borrowed $400,000 under a revolving credit facility with a financial institution due March 28, 1999. The Company has received proceeds of $500,000 from the issuance of promissory notes, $400,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 5, 1999. In connection with the financing, warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $1.4375 per share. The warrants expire if unexercised, on March 31, 2001. The Company has assigned a fair value of $14,000 to the warrants that has been capitalized as deferred loan costs. The Company has received proceeds of $1,486,000 from the issuance of promissory notes, $225,000 of which has been provided by related parties. The notes bear interest at 14% and the accrued interest and principal are due on March 31, 1999. In connection with the financing, warrants to purchase 1,486,000 shares of the Company's common stock were issued at an exercise price of $1.75 per share. The warrants expire if unexercised, on March 31, 2001. The Company has assigned a fair value of $59,440 to the warrants that has been capitalized as deferred loan costs. As of September 30, 1998, the Company has received proceeds of $0.37 million in notes payable provided by related parties. The notes bear interest at 14% and the accrued interest and principle are due on November 1, 1999. The Company's anticipated debt service obligations for the remainder of 1998 under its existing credit facilities, lease and debt financing with Berthel and the promissory notes issued by the Company pursuant to the acquisition of PIC are approximately $0.5 million.

The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of 1998, including approximately $0.5 million in debt service obligations for the remainder of 1998. The Company currently estimates that it will need at least $1.0 million in debt and equity financing in the remainder of 1998, or through cash flows from operations, to fund its cash requirement. The Company may also explore refinancing opportunities to convert existing debt to equity or to reduce the cost of debt and related principal payments. No assurances can be given that the Company will be able to raise adequate funds through debt or equity financing or generate sufficient cash flows from operations to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward Looking Statements" below.

YEAR 2000 ISSUE

The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the Year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date-sensitive applications, resulting in potential calculation errors or the shutdown of major systems. The Company has undertaken various initiatives intended to ensure that its computer hardware and software and other systems will function properly with respect to dates in the Year 2000 and thereafter. The systems subject to potential Year 2000 issues include not only information technology ("IT") systems, such as accounting and data processing, communications systems and the Company's telecommunications switches, but also non-IT systems, such as alarm systems, fax machines or other miscellaneous systems.

The Company's State of Readiness. The Company's main internal systems, including IT systems such as financial systems, the MCC TeleManager and the Company's telecommunications switches, and non-IT systems have been tested and are either currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by the end of the first quarter of 1999. The Company anticipates circulating surveys to its key hotel and payphone customers and key vendors during the first quarter of 1999.

Costs to Address the Company's Year 2000 Issues. The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades, including an upgrade of the Company's telecommunications switches. The Company estimates that the costs of all such upgrades will not exceed $150,000.

Risks to the Company for Year 2000 Issues. The Company believes that its reasonably likely worse case scenario would involve malfunctions of the Company's telecommunications switches or the internal systems of the Company's hotel and payphone customers. Any such malfunctions which result in serious disruption of the Company's ability to process calls could have a material adverse effect on the Company's results of operations and financial conditions. The Company plans to monitor the Year 2000 compliance of its significant customers and vendors. However, a number of risks relating to the Year 2000 issue may be out of the Company's control, including the compliance status of the Company's customers and vendors and the Company's reliance on outside links for essential services such as power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

The Company's Year 2000 Contingency Plans. By the end of the first quarter of 1999, the Company expects to be fully Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the first quarter of 1999, the Company believes that it will have time to implement alternative systems. The Company's ability to respond to non-compliance by its customers and vendors will be limited.

FORWARD-LOOKING STATEMENTS

This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected, including the following risks and uncertainties: (1) the Company's ability to integrate and assimilate the businesses of PIC, PIC-R and Incomex, (2) realization of cost reductions, (3) the Company's ability to expand into new markets, (4) customer acceptance and effectiveness of the MCC Telemanager, (5) the Company's access to adequate debt or equity capital to meet the Company's operating and financial needs, (6) the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors, and no assurance can be given that these estimates will prove correct or that actual results will not differ materially from currently anticipated,
(7) general economic conditions in the Company's markets, and (8) the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful. Additional factors that could cause actual results to differ are discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

         (a) Not applicable.

         (b) Not applicable.

         (c) In September 1998, the Company issued promissory notes in the aggregate principal amount of $370,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. The notes bear interest at 14% and the principal and accrued interest are due on November 1, 1999.

         (d) Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information

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

     (b) Reports on Form 8-K:  None in the third quarter of 1998.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 16th day of November, 1998.

                             MURDOCK COMMUNICATIONS CORPORATION

                             By /s/ Guy O. Murdock
                                ----------------------------------------------
                                    Guy O. Murdock, Chairman of the Board


                             By  /s/ Thomas E. Chaplin
                                 ----------------------------------------------
                                     Thomas E. Chaplin, Chief Executive Officer