Form 10KSB
period 1998-12-31
MURDOCK COMMUNICATIONS CORP
filed 1999-04-01
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ____.

                        Commission file number 000-21463

                       Murdock Communications Corporation
                       -----------------------------------
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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year.
$33,988,099.

         The aggregate market value of the common stock held by nonaffiliates of the issuer as of March 15, 1999 was $17,941,805. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         On March 15, 1999, there were outstanding 10,329,867 shares of the issuer's no par value common stock.

         Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---     ----

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1999 Annual Meeting of the Shareholders of the issuer are incorporated by reference into Part III of this report.

                                     PART I

         Unless indicated otherwise, the information in this report with respect to Murdock Communications Corporation and its subsidiaries ("MCC" or the "Company") gives effect to (i) the acquisition (the "PIC Acquisition") by MCC on October 31, 1997 of two affiliated companies, Priority International Communications, Inc. ("PIC") and PIC Resources Corp. ("PIC Resources"), and PIC Resources' wholly owned subsidiary ATN Communications, Inc. ("ATN"), and (ii) the acquisition (the "Incomex Acquisition") by MCC on February 13, 1998 of Incomex, Inc. ("Incomex"). Effective January 1, 1999, PIC Resources was merged into PIC, and all references in this report to "PIC" include PIC Resources and ATN.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         MCC is a provider of operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry, outsourced operator services for the telecommunications industry, and telecommunications systems and services to the lodging industry. Through a series of acquisitions and new product developments, the Company has transformed itself during 1998 from a reseller of AT&T network services to U.S. hotels to a provider of a wide range of complementary telecommunications services in North America. The Company operates through three principal business units:

         - Murdock Technology Services ("MTS") is a division of the Company which provides database profit management services and other telecommunications management and consulting services;

         - PIC and ATN (collectively, "PIC/ATN") are wholly owned subsidiaries of the Company which provide operator services, call processing and related valued added services; and

         - Incomex is a wholly owned subsidiary of the Company which provides billing and collection services for calls to the United States from resort hotels in Mexico.

         MCC was incorporated as an Iowa corporation in 1989.

THE COMPANY'S PRINCIPAL BUSINESS UNITS

         MURDOCK TECHNOLOGY SERVICES. MTS was formed as a division of the Company in 1998 to provide database profit management services and other value added services to the hospitality telecommunications management market.

         MTS's principal product, the MCC Telemanager(TM), is a proprietary software and hardware product created to help manage telecommunication installations and services in the hospitality market. The Telemanager was introduced to the market in September 1997 and there were 174 units installed as of December 31, 1998 as compared to 80 units as of December 31, 1997. The Telemanager uses proprietary computer software to monitor telephone activity at a hotel and enable the hotel to identify problems and opportunities for revenue growth by producing reports reflecting an analysis of the costs and revenues derived from the hotel's telecommunications system. The Telemanager provides the Company's customers with information regarding the hotel's telecommunications system in management reports which are easy to read and understand by persons lacking specialized expertise in telecommunications. MTS generates this information by remotely accessing information from the customer's premise-based call processing equipment. The information is then analyzed based on proprietary computer software programs developed by MCC. The results of this analysis are summarized in reports and graphs that are remotely transmitted to the customer. The Telemanager generates revenues through a one-time fee for the initial installation and audit and a monthly service fee.

         The Company has initially focused its marketing of the Telemanager to the North American hospitality industry with special emphasis toward hotels which participated in the AT&T Lodging Partnership program, hotels and resorts in Mexico under contract with Incomex and hotels using the Company's operator services. In future periods, the Company anticipates expanding the market for the MCC Telemanager and its other telecommunications consulting services outside of the hospitality industry to include other businesses. See "Forward-Looking Statements."

         MTS is the successor to the Company's historical operating unit which marketed AT&T operator services to the hospitality market through the AT&T Lodging Partnership. The Company and AT&T terminated the Lodging Partnership arrangement in the fourth quarter of 1998. See "Recent Developments - Termination of AT&T Lodging Partnership" below. MTS also continues to offer one-plus long distance services and automated call processing services ("OSP Services") on a limited basis and telecommunications equipment to its customers in the hospitality industry.

         PIC/ATN OPERATOR SERVICES. PIC/ATN offers telecommunications services to payphone operators, consumer service providers, hotels and other institutions in the United States and Mexico. PIC and ATN operate in concert to provide marketing, service delivery and customer support for owners and aggregators of telecommunications services. PIC/ATN provides both live operator services and automated call processing services. The operator center, located in Mobile, Alabama, features 50 live operator stations and automated call platforms currently generating approximately 220,000 completed calls and 2 million minutes monthly. PIC/ATN also offers credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1998, PIC/ATN provided telecommunications services to and maintained site contracts with approximately 207 customers throughout the United States, compared to 257 customers at December 31, 1997. Each customer may represent from one to 2,000 telephone numbers that are processed by PIC/ATN. The total size of PIC's database increased substantially in 1998 to approximately 17,000 telephone numbers at December 31, 1998.

         INCOMEX TELECOMMUNICATIONS SERVICES. Incomex contracts with Mexican resort hotels to provide billing and collection services for calls to the United States. As of December 31, 1998, Incomex provided telecommunications services to more than 95 hotel and motel resort properties representing approximately 15,000 rooms, compared to approximately 80 hotel and motel resort properties representing approximately 10,600 rooms at February 13, 1998. Incomex's target market includes 1,300 Mexican resort hotels representing approximately 325,000 rooms. Incomex offers value added customer services, training and technology to enhance the profitability of the telephone departments of Mexican resort hotels.

RECENT DEVELOPMENTS

         TERMINATION OF AT&T LODGING PARTNERSHIP. In light of the declining call volumes and narrow profit margins experienced by the Company under the Lodging Partnership with AT&T, the Company and AT&T agreed to terminate the Lodging Partnership arrangement effective October 15, 1998. AT&T agreed to purchase all of the customer contracts under the Lodging Partnership and to directly manage the existing customers under the contracts. As a result, the Company recorded a one-time gain in the fourth quarter of $453,396. Revenues to the Company from the AT&T agreement ended in the fourth quarter of 1998.

         PIC EARN-OUT SETTLEMENT. The Company's agreement for the PIC Acquisition contained an earn-out provision (the "PIC Earn-Out") which required that the Company issue additional shares of Common Stock to the former shareholders of PIC to the extent that the combined earnings before interest, taxes, depreciation and amortization ("EBITDA") of PIC for either of the first two full twelve-month periods after closing exceeds $1,000,000. Shares of Common Stock with a market value of $1.25 per share based on average trading value would be issued for each dollar of EBITDA over $1,000,000 during either of the twelve-month periods. In December 1998, the Company and the former shareholders of PIC agreed to settle the PIC Earn-Out based on historical and projected financial information with respect to PIC. Pursuant to the settlement, the Company issued an aggregate of 2,300,000 shares of Common Stock to the former shareholders of

PIC in December 1998. The Company agreed to file a registration statement covering these shares following the filing of this Form 10-KSB.

         The Company also agreed with two of the former PIC shareholders who had received promissory notes (the "PIC Notes") pursuant to the PIC Acquisition that the PIC Notes would bear interest at an annual rate of 14% from the date of the settlement agreement. At December 31, 1998, an aggregate of $317,203 was outstanding under these notes. In January 1999, the notes were paid in full. The Company also entered into a deferred payment arrangement with Wayne Wright, one of the former PIC shareholders who is also a member of the Company's Board of Directors, pursuant to which Mr. Wright will receive $300,000 payable in 24 equal monthly installments commencing in January 1999.

         INCOMEX EARN-OUT SETTLEMENT. The Company's agreement for the Incomex Acquisition contained an earn-out provision (the "Incomex Earn-Out") which required that the Company make a cash payment to the Incomex shareholders equal to 60% of Incomex's net income before income taxes ("IBT") during the period from February 1, 1998 through July 31, 1998, and issue additional shares of Common Stock at the end of each of the two periods of 12 consecutive full calendar months during the 24 month period beginning August 1, 1998 to the extent that Incomex's IBT exceeds $400,000 during either such 12 month period. Shares of Common Stock with a market value of $1.50 per share based on average trading value would be issued for each dollar of IBT over $400,000 during either of the twelve month periods. In December 1998, the Company and the shareholders of Incomex agreed to settle the Incomex Earn-Out based on historical and projected financial information with respect to Incomex. Pursuant to the settlement, the Company agreed to issue an aggregate of 1,500,000 shares of Common Stock to the shareholders of Incomex and cash consideration in the amount of $861,432. Each Incomex shareholder could elect to receive the cash consideration in the form of either an immediate cash payment or the issuance of a note and warrants. The notes (the "Incomex Notes") bear interest at an annual rate of 14% and all interest and principal on the Incomex Notes are due on November 15, 1999. Warrants (the "Incomex Warrants") to purchase 200 shares of Common Stock at an exercise price of $3.25 per share were issued for each $1,000 of principal under the Incomex Notes. In December 1998, the Company committed to make cash payments of $84,515 (excluding a prior advance of $32,000) and issued Incomex Notes in the aggregate principal amount of $744,917 and Incomex Warrants to purchase an aggregate of 155,384 shares of Common Stock. The Company also agreed with three of the former Incomex shareholders to issue $340,000 in notes payable due no later than April 1, 1999.

COMPETITION

         Competition in the telecommunications industry is intense. PIC/ATN competes with numerous other providers of alternative operator services and call processing services. PIC/ATN's customers, which include telephone owners and aggregators, are extremely attentive to the competitive environment and the competitive efforts of alternative operator service providers to acquire new customers. Incomex competes with several competitors who also focus on the hotel and payphone markets in Mexico. MTS competes with up to nine telecommunications consulting companies which target the lodging industry. The Company's operator and call processing services also compete with a variety of long distance interexchange carriers, including Sprint, MCI and AT&T. Each of the major long distance interexchange carriers provide callers with the ability to "dial around" payphones, hotel and other telephone systems by using special codes such as 10-ATT, 10-10 or 1-800 phone numbers. The Company believes that competition in its markets is based principally on price, quality, reliability and customer service. Each of the Company's business units may face competition from companies with greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in its markets.

SIGNIFICANT CUSTOMERS

         Prior to 1998, the Company derived a substantial part of its revenues from the AT&T Lodging Partnership. The Company and AT&T terminated the Lodging Partnership arrangement in the fourth quarter of 1998. See "Recent Developments
- Termination of AT&T Lodging Partnership" above. During 1998, the Company derived approximately 12% and 24% of its revenues from two customers for PIC/ATN's call processing services.

SALES AND MARKETING

         The Company will seek to expand its business based on the development and delivery to its customers of value-added services, proprietary software technology and value-added equipment and management offerings.

         VALUE-ADDED EQUIPMENT AND MANAGEMENT OFFERINGS. By including value-added equipment offerings as a part of its long distance offerings, MCC believes that it is able to meet the total telecommunications needs of payphone operators, hotel properties and other institutions and businesses more fully than either the interexchange carriers or the OSP Service companies. The Company offers its customers a single point of contact telecommunications management program.

         MTS'S SALES FORCE. MTS has an internal sales staff which consisted of two full-time sales managers and one full-time sales agent as of December 31, 1998. This sales force generally concentrates on the largest management and franchise companies in the lodging industry. MTS also uses strategic relationships with other lodging technology suppliers to market its management and consulting services.

         PIC/ATN. PIC/ATN has an internal sales staff which consisted of three persons as of December 31, 1998. PIC/ATN's sales force concentrates its sales efforts on direct marketing and referral based marketing. PIC/ATN also participates in trade organizations to maintain its presence in the industry.

         INCOMEX. Incomex has an internal sales staff which consisted of three persons as of December 31, 1998. Incomex's internal sales force is supplemented by six external sales agents.

INTELLECTUAL PROPERTY

         The Company does not currently have any material patent or trademark registrations. The Company principally relies on trade secrets and proprietary know-how in the operation of its business.

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

         The Company also makes informational filings with the FCC with respect to all tariffs charged for OSP services. The FCC may request further information with respect to, or otherwise challenge, any tariffs that the FCC considers to be unreasonably high. As of December 31, 1998, the FCC had not commented on or challenged the Company's tariffs.

         STATE REGULATION. The Company is also subject to various state laws and regulations. Most public utilities commissions subject alternative operator and call processing service providers such as the Company to some form of certification requirement, which requires providers to obtain authority from the state public utilities commission prior to the initiation of service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate (for example, inter-LATA calls that are within a single state). The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements. Accordingly, each time the Company changes its tariffs with respect to intrastate services, it must obtain the necessary regulatory approvals from the state. The length of time required to obtain certification or approval for a tariff varies from state to state, but generally does not exceed a period of between 90 days and 6 months.

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

EMPLOYEES

         As of December 31, 1998, MCC had 124 full-time employees and 39 part-time employees, including 90 full-time employees and 39 part-time employees at PIC/ATN, five full-time and no part-time employees at Incomex and 26 full-time and no part-time employees at MTS. The Company believes its relationships with its employees are good. None of the Company's employees is subject to a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         MCC maintains its principal business offices in Cedar Rapids, Iowa, where it owns and occupies approximately 8,000 square feet of combined office and warehouse space, subject to a first mortgage held by Venture Investments, an unrelated third party. The Company believes that this space is adequate for the Company's present needs.

         The Company also has a Harris Model 2020 switching center in Mobile, Alabama, where it has purchased an office building with 33,000 square feet, subject to a first mortgage held by Sunmed Management, Inc., of which 12,500 square feet is currently occupied.

         The following sets forth certain information with respect to the significant facilities leased by the Company through PIC/ATN and Incomex.


                                                        CURRENT
                                      APPROX.           MONTHLY
LOCATION                            SQUARE FOOTAGE       RENT      LESSOR         LEASE TERMINATION
--------                            --------------       ----      ------         -----------------
Austin, Texas                           2,100           $3,240    Kucera          June 1, 2001

Huntington Beach, California              850           $1,223    MUAA, Inc.      August 1, 2000


ITEM 3.  LEGAL PROCEEDINGS

         Incomex and EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, have commenced an arbitration proceeding to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claims that Incomex is in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. This matter is scheduled for an arbitration hearing on April 21, 1999. Eilco is seeking the amount due on the loan and additional damages which may be in excess of $1,000,000 plus legal fees. The Company's position is that it owes only the amount due on the loan. The Company intends to defend the claims against it and Incomex vigorously, but no assurance can be given as to the outcome of this matter.

         On July 20, 1998, Operator Communications, Inc. ("Oncor") filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex, and an unrelated third party. Oncor alleges that the defendants improperly terminated a long distance service agreement with Oncor and claims damages based on amounts which Oncor alleges to have advanced to the Company, lost profits for the period in which the Company is alleged to have breached the contract, attorneys' fees and for interference with contractual relations in an unspecified amount. The Company has asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. This case is at a preliminary stage and it is not possible to assess fully the merits of the Oncor's claims. The Company intends to defend the claims against it and Incomex vigorously, but no assurance can be given as to the outcome of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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



                                          Common Stock                                Warrants
                                          ------------                                --------
Quarter                             High                 Low                  High                 Low
-------                             ----                 ---                  ----                 ---
FISCAL 1997
First                              $4.75                $3.13                $1.50                $0.75
Second                              4.69                 2.88                 1.13                 0.56
Third                               3.50                 2.44                 0.94                 0.31
Fourth                              3.81                 0.69                 0.88                 0.25

FISCAL 1998
First                              $2.63                $0.69                $0.31                $0.06
Second                              3.31                 2.25                 0.25                 0.13
Third                               4.50                 2.75                 0.44                 0.19
Fourth                              4.25                 2.13                 0.25                 0.13

         At December 31, 1998, there were approximately 155 holders of record of Common Stock.

         The Company has not paid any cash dividends on the Common Stock in the last three years. The Company intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1998, the Company issued 2,300,000 shares of Common Stock to the former shareholders of PIC pursuant to the PIC Earn-Out. The shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) of the Securities Act.

         In December 1998, the Company issued 1,500,000 shares of Common Stock to the former shareholders of Incomex pursuant to the Incomex Earn-Out.
The Company also issued Incomex Notes in the aggregate principal amount of $744,918 and Incomex Warrants to purchase an aggregate of 155,384 shares of Common Stock to certain of the former shareholders of Incomex pursuant to the Incomex Earn-Out. The Incomex Notes bear interest at an annual rate of 14% and all interest and principal on the Incomex Notes are due on November 15, 1999. The Incomex Warrants may be exercised at any time between December 1998 and December 2003 to purchase shares of Common Stock at an exercise price of $3.25 per share. The shares of Common Stock, the Incomex Notes and the Incomex Warrants were issued in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

         During the fourth quarter of 1998, the Company completed an offering of notes and warrants to certain of its directors and executive officers and to a limited number of outside investors. The notes bear interest at an annual rate of 14% and all principal and all interest on the notes are due on November 30, 1999. The Company paid the purchasers of the notes an origination fee of 1% and issued warrants to purchase 10,000 shares of Common Stock for each $50,000 in principal amount of the notes. The warrants are exercisable at an exercise price of $3.25 per share (although one outside investor received warrants to purchase 80,000 shares of Common Stock at an exercise price of $2.50 per share) and may be exercised at any time on or before November 30, 2003. The Company issued $3,420,000 aggregate principal amount of the notes and warrants to purchase 684,000 shares of Common Stock, and the Company received net proceeds of $3,380,800. The notes and the warrants were issued in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

         During the fourth quarter of 1998, the Company entered into an agreement with a consultant to provide advisory services to the Company. Pursuant to this agreement, the Company issued two warrants to the consultant to purchase up to 10,000 shares of Common Stock each at exercise prices of $3.60 per share and $3.00 per share, respectively. The warrants may be exercised at any time between November 30, 1999 and November 30, 2003. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

         Effective December 31, 1998, certain subsidiaries and affiliated leasing partnerships of Berthel Fisher & Company ("Berthel") exercised warrants to purchase an aggregate of 1,100,000 shares of Common Stock at an exercise price of $1.30 per share, resulting in total proceeds to the Company of $1,430,000. The shares of Common Stock were issued to Berthel in a private placement exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MCC is a provider of operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry, outsourced operator services for the telecommunications industry, and telecommunications systems and services to the lodging industry.

         From its inception in 1989 through 1994, the Company's primary source of revenue was generated by providing operator services to the hospitality industry as an OSP Services provider. Due to declining call volumes, caused in part by the use of proprietary calling cards and other dial-around activities (such as 1-800-CALL ATT), the Company entered into a contract with AT&T in October 1994 to route operator services traffic to AT&T through the Lodging Partnership program. Under the Lodging Partnership, AT&T processed the calls, carried call traffic and billed the end user. In return, AT&T paid MCC commissions on the calls dialed.

         In light of the declining call volumes and narrow profit margins experienced by the Company under the Lodging Partnership with AT&T, the Company and AT&T agreed to terminate the Lodging Partnership arrangement effective October 15, 1998. AT&T agreed to purchase all of the customer contracts under the Lodging Partnership and to directly manage the existing customers under the contracts. As a result, the Company recorded a one-time gain in the fourth quarter of $453,396. Revenues to the Company from the AT&T agreement ended in the fourth quarter of 1998. The decision to end the AT&T relationship followed the Company's growth in 1998 as a provider of telecommunications services as a result of the commercial introduction of the Telemanager in September 1997, the completion of the PIC Acquisition in October 1997 and the completion of the Incomex Acquisition in February 1998. The Company currently conducts its business through three principal business units: (i) MTS, which provides telecommunications management and consulting services, (ii) PIC/ATN, which provides operator services and related valued added services, and (iii) Incomex, which provides billing and collection services for calls to the United States from resort hotels in Mexico.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                                       Years ended December 31,
                                                       ------------------------
                                                     1998                 1997
                                                     ----                 ----
Revenues...................................        100%                      100%
Cost of sales..............................         67                        75
Selling, general, and administrative.......         22                        56
Depreciation and amortization..............          5                        25
Loss from impairment of property,
  equipment and intangible assets..........          -                        16
                                                  ----                     -----
Total operating expenses...................         27                       172
Operating income (loss)....................          6                       (72)
Interest expense...........................          7                        10
Loss from joint venture....................          -                        12
Income taxes...............................          -                         -
                                                  ----                     -----
Net loss...................................         (1)%                     (94)%
                                                  ====                    =====



        The information for the year ended December 31, 1997 in the preceding table includes statement of operations data for PIC after the consummation of the PIC Acquisition on October 31, 1997. The information for the year ended December 31, 1998 in the preceding table includes statement of operations data for Incomex after the consummation of the Incomex Acquisition on February 13, 1998.

        REVENUES. Consolidated revenues increased $25.6 million, or 305%, to $34.0 million for the twelve months ended December 31, 1998 from $8.4 million for the twelve months ended December 31, 1997. Revenues during the twelve months ended December 31, 1998 consisted of $5.2 million attributable to MTS, $20.8 million attributable to PIC/ATN compared with $1.9 million in the previous year following its acquisition on October 31, 1997, and $8.0 million attributable to the Incomex following its acquisition in February 1998. Call processing revenues generated from MTS through its Lodging Partnership program decreased $2.5 million, or 54%, to $2.1 million for the twelve months ended December 31, 1998 from $4.6 million for the twelve months ended December 31, 1997. This decrease was the result of declining room counts contracted under the Lodging Partnership program, decreased call counts per room from the previous year and the termination of the AT&T agreement effective October 1998. Revenues from other service income generated by MTS increased $790,000, or 642%, to $913,000 for the twelve months ended December 31, 1998 from $123,000 for the twelve months ended December 31, 1997. Telemanager revenues were $635,000 for the twelve months ended December 31, 1998, compared to none for the twelve months ended December 31, 1997.

        In October 1998, the Company and AT&T agreed to end the Lodging Partnership. Under this agreement, AT&T will directly manage all customers in the Lodging Partnership. The Company reported a one-time gain of $453,396 during the fourth quarter of 1998 relating to the termination of its agreement with AT&T. Revenues of $2.0 million and marginal net profits have been recognized by the Company from the AT&T agreement for the twelve months ended December 31, 1998. These revenues and net profits will not be present in future periods.

        COST OF SALES. Consolidated cost of sales increased $16.5 million, or 262%, to $22.8 million for the twelve months ended December 31, 1998 from $6.3 million for the twelve months ended December 31, 1997. Cost of sales during the twelve months ended December 31, 1998 consisted of $3.4 million attributable to MTS, $14.7 million attributable to PIC/ATN and $4.7 million attributable to Incomex following its acquisition in February 1998. Costs associated with call processing revenues for MTS decreased $1.9 million, or 40%, to $2.9 million for the twelve months ended December 31, 1998 from $4.8 million for the twelve months ended December 31, 1997.

        A nonstandard charge of $390,000 was taken in the fourth quarter of 1998 as a result of a dispute in collection procedures and policies with a billing and collection processor for Incomex. The Company has changed vendors and does not expect a reaccurance of this issue, except for approximately $100,000 in the first two months of 1999.

        GROSS PROFIT. Consolidated gross operating profit increased $9.1 million, or 423%, to $11.2 million for the twelve months ended December 31, 1998 from $2.1 million for the twelve months ended December 31, 1997. Gross operating profit during the twelve months ended December 31, 1998, consisted of $1.9 million attributable to MTS compared to $1.6 million in 1997, $6.1 million attributable to PIC/ATN compared to $500,000 in 1997, and $3.2 million attributable to Incomex following its acquisition in February 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Consolidated selling, general and administrative expense increased $2.8 million, or 59%, to $7.5 million for the twelve months ended December 31, 1998 from $4.7 million for the twelve months ended December 31, 19997. Selling, general and administrative expense during the twelve months ended December 31, 1998 consisted of $3.5 million attributable to MTS and Corporate compared to $4.3 million in 1997, $2.7 million attributable to PIC/ATN compared to $403,000 in 1997, and $1.3 million attributable to Incomex following its acquisition in February 1998. MTS and Corporate selling, general and administrative expense decreased $500,000, or 13%, to $3.5 million for the twelve months ended

December 31, 1998 from $4.0 million for the twelve months ended December 31, 1997. The decrease was primarily due to a reduction in commissions and costs associated with the termination of the AT&T agreement in October 1998.

         DEPRECIATION AND AMORTIZATION EXPENSE. Consolidated depreciation and amortization expense decreased $0.3 million, or 14%, to $1.8 million for the twelve months ended December 31, 1998 from $2.1 million for the twelve months ended December 31, 1997. Depreciation and amortization expenses during the twelve months ended December 31, 1998 consisted of $1.4 million attributable to MTS and Corporate, $436,000 attributable to PIC/ATN and $12,000 attributable to Incomex. The completion of the PIC Acquisition in October 1997 resulted in additional goodwill and acquisition cost amortization of $406,000 for the twelve months ended December 31, 1998. The completion of the Incomex Acquisition in February 1998 resulted in goodwill and acquisition cost amortization of $162,000 for the twelve months ended December 31,1998. Such increases were offset by a decrease in depreciation of property and equipment due to the impairment loss recorded in 1997 of $1.4 million. As a result of the PIC Earn-Out settlement and the Incomex Earn-Out settlement recorded in the fourth quarter of 1998 (see Notes 3 and 4 to Notes to Consolidated Financial Statements) the Company recorded additional goodwill of $4.4 million which will be amortized over the remaining life of the original goodwill. This will result in higher amortization expense in future periods.

         GAIN ON AT&T AGREEMENT BUYOUT. The Company's agreement with AT&T was amended during 1998 to terminate as of October 15, 1998. Under the amendment, AT&T will directly manage the existing customers under the contracts and AT&T assumed liability for all commissions owed to the existing customers for the period March 1, 1998 to October 15, 1998. As a result, the Company recorded a one-time gain in the fourth quarter of 1998 of $453,396 representing the commissions assumed by AT&T less the write-off of owned equipment at the existing customers properties.

         INTEREST EXPENSE. Consolidated interest expense, including amortization of debt discount, increased $1.6 million, or 186%, to $2.4 million for the twelve months ended December 31, 1998 from $847,000 for the twelve months ended December 31, 1997. The primary reason for the increased interest expense was due to additional debt incurred related to the PIC Acquisition and the acquisition of fixed assets. Interest expense during the twelve months ended December 31, 1998 consisted of $1.5 million attributable to MTS and Corporate, $524,000 attributable to PIC/ATN and $356,000 attributable to Incomex following its acquisition in February 1998. Interest expense incurred by MTS and Corporate increased $790,000 or 102%, to $1.5 million for the twelve months ended December 31, 1998 from $775,000 for the twelve months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's current liabilities of $12.6 million exceeded current assets of $3.8 million resulting in a working capital deficit of $8.8 million. During 1998, the Company used $0.7 million in cash for operating activities and $2.8 million in investing activities. The Company received proceeds from new debt financing of $7.6 million and repaid borrowings on notes payable and made payments on capital lease obligations of $2.9 million. These activities resulted in an increase in available cash of $1.2 million for the twelve months ended December 31, 1998.

         The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. The total amount of lease and debt financing with Berthel at December 31, 1998 was $6.2 million. The Company currently makes monthly lease and debt payments of approximately $163,000, in the aggregate, pursuant to these financing arrangements. As of December 31, 1998, the Company was current on all lease payments to Berthel. However, subsequent to year-end, the Company has not made the February and March 1999 payments. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of March 22, 1999.

         As of December 31, 1998, the Company had total current debt of $9.3 million.

         During the first quarter of 1999, the Company raised $1.5 million from debt financing. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, debt obligations and investments in acquisitions in 1999. The Company currently estimates that it will need at least $8.5 million in debt or equity financings in 1999 in addition to the $1.5 million debt financing discussed above, and in addition to cash flows from operations, to fund its cash requirements, including its initial investments in ACTEL Integrated Communications, Inc. and AcNet de C.V. In addition, the Company may be required to obtain additional financing in the event of new acquisition opportunities. The Company has engaged in discussions with a number of potential investors regarding proposed debt or equity financings. However, no assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company. See "Forward-Looking Statements" below.

YEAR 2000 PREPARATIONS

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

         THE COMPANY'S STATE OF READINESS. The Company's main internal systems, including IT systems such as financial systems, the Telemanager and the Company's telecommunications switches, and non-IT systems have been tested and are either currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by the end of the second quarter of 1999, with the exception of the internal accounting software system of a subsidiary which is expected to be integrated with the Company's system in the third quarter of 1999. The Company anticipates completing surveys to its key customers and vendors during the second quarter of 1999.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 COMPLIANCE. The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades, including an upgrade of the Company's telecommunications switches, some of which are being made for other business purposes. The Company has estimates that the costs of all such upgrades will not exceed $200,000, of which approximately $100,000 had been incurred through December 31, 1998.

         RISKS TO THE COMPANY RELATING TO THE YEAR 2000 ISSUE. The Company believes that its reasonably likely worse case scenario would involve malfunctions of the Company's telecommunications switches or the internal systems of the Company's customers and key vendors. Any such malfunctions which result in serious disruption of the Company's ability to process calls could have a material adverse effect on the Company's results of operations and financial condition. The Company plans to monitor the Year 2000 compliance of its significant customers and vendors. However, a number of risks relating to the Year 2000 issue may be out of the Company's control, including the compliance status of the Company's customers and vendors and the Company's reliance on outside links for essential services such as power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

         THE COMPANY'S YEAR 2000 CONTINGENCY PLANS. By the end of the second quarter of 1999, the Company expects to be substantially Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the second quarter of 1999, the Company believes that it will have time to implement alternative systems. The Company's ability to respond to non-compliance by its customers and vendors will be limited.

FORWARD-LOOKING STATEMENTS

         This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

         - the Company's access to adequate debt or equity capital to meet the Company's operating and financial needs;

         - the Company's ability to integrate and assimilate the businesses of PIC/ATN and Incomex;

         - the Company's ability to respond to competition in its markets;

         - the Company's ability to expand into new markets and to effectively manage its growth;

         - customer acceptance and effectiveness of the Telemanager and the Company's ability to develop new technology and to adapt to technological change in the telecommunications industry;

         - the risk that the Company's assessment of the Year 2000 issue, including its identification, assessment, remediation and testing efforts, the dates on which the Company believes it will complete such efforts and the costs associated with such efforts, may be incorrect because it is based upon management's estimates, which were derived from numerous assumptions regarding future events, available resources, third-party remediation plans, the accuracy of testing of the affected systems and other factors;

         - changes in, or failure to comply with, governmental regulation, including telecommunications regulations;

         - the Company's reliance on its key personnel and the availability of qualified personnel;

         -        general economic conditions in the Company's markets;

         - the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

         -        various other factors discussed in this Annual Report on Form
                  10-KSB.

         The Company will not update the forward-looking information to reflect actual results or changes in the factors affecting the forward-looking information.

         The forward-looking information referred to above includes any matters preceded by the words "anticipates," "believes," "intends," "plans," "expects" and similar expressions as they relate to the Company and include, but are not limited to:

         - expectations regarding the Company's financial condition and liquidity, as well as future cash flows;

         - expectations regarding sales growth, sales mix, gross margins and related matters with respect to operating results;

         - expectations regarding the expansion of the Company's business;

         - the estimated costs to bring the Company's IT and non-IT systems into compliance with respect to the Year 2000 issue and the consequences to the Company of non-compliance by the Company or third parties; and

         - expectations regarding capital expenditures and investments in new acquisition opportunities.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed on or before April 30, 1999.

ITEM 10.      EXECUTIVE COMPENSATION

         Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed on or before April 30, 1999.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed on or before April 30, 1999.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed on or before April 30, 1999.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

         a.       Exhibits:


    EXHIBIT NUMBER                         DOCUMENT DESCRIPTION
    --------------                         --------------------

          3.1           Restated Articles of Incorporation of the Company. (1)

          3.2 First Amendment to Restated Articles of Incorporation of the Company. (2)

          3.3 Second Amendment to Restated Articles of Incorporation of the Company. (2)

          3.4           Amended and Restated By-Laws of the Company. (3)

          4.1 Form of Warrant Agreement between the Company and Firstar Trust Company. (1)

          4.2           Form of Redeemable Warrant. (1)

         10.1 AT&T Management Company Commission Agreement, dated a of December 16, 1995, by and between the Company and AT&T Communications, Inc. ("AT&T"). (1) (4)

         10.2 Amendment No. 1 to AT&T Management Company Commission Agreement, dated as of January 16, 1996, by and between the Company and AT&T. (1)

         10.3 Amendment No. 2 to AT&T Management Company Commission Agreement, dated as of January 16, 1996, by and between the Company and AT&T. (1) (4)

         10.4 Amendment No. 3 to AT&T Management Company Commission Agreement, executed on December 13, 1996, by and between AT&T and the Company. (5)

         10.5 AT&T Management Company Commission Agreement, effective as of January 16, 1998, by and between the Company and AT&T. (4) (6)

         10.6 Amendment to AT&T Management Company Commission Agreement, effective as of October 15, 1998, by and between the Company and AT&T.

         10.7 Stock Purchase Agreement, dated as of August 22, 1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (7)

         10.8 First Amendment to Stock Purchase Agreement, dated as of October 31, 1997, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (7)

        10.9 Second Amendment to Stock Purchase Agreement, dated as of February 27, 1998, among MCC Acquisition Corp., Priority International Communications, Inc. and certain shareholders of Priority International Communications, Inc. (6)

         10.10 Stock Purchase Agreement, dated as of August 22, 1997, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications Inc. (7)

         10.11 First Amendment to Stock Purchase Agreement dated as of October 31, 1997, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications Inc. (7)

         10.12 Second Amendment to Stock Purchase Agreement, dated as of February 27, 1998, among MCC Acquisition Corp., PIC Resources Corp., the shareholders of PIC Resources Corp. and ATN Communications, Inc. (6)

         10.13 Amended and Restated Short-Term Note dated February 27, 1998 issued by MCC Acquisition Corp. to Bonner B. Hardegree, trustee for the benefit of Wayne Wright, and Bonner B. Hardegree. (6)

         10.14          Form of Long-Term Note (7)

         10.15 Agreement, dated as of May 21, 1998, among the Company, MCC Acquisition Corp., Priority International Communications, Inc., PIC Resources Corp., Wayne Wright, Bonner Hardegree and ATN Communications, Inc. (8)

         10.16 Earn-Out Settlement Agreement, dated as of December 7, 1998, among the Company, MCC Acquisition Corp., Priority International Communications, Inc., PIC Resources Corp., Wayne Wright, Bonner Hardegree and ATN Communications, Inc.

         10.17 Stock Purchase Agreement, dated as of February 13, 1998, among MCC Acquisition Corp., Incomex, Inc. and the Shareholders of Incomex, Inc. (9)

         10.18 Earn-Out Settlement Agreement, dated as of December 1, 1998, among the Company, MCC Acquisition Corp., Incomex, Inc. and the Shareholders of Incomex, Inc.

         10.19          Murdock Communications Corporation 1993 Stock Option
                        Plan. (1) (10)

         10.20 Murdock Communications Corporation 1997 Stock Option Plan, as amended. (10)

         10.21 Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Guy O. Murdock. (10)

         10.22 Employment Agreement, dated as of January 1, 1999, by and between the Company and Colin P. Halford. (10)

         10.23 Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Thomas
                        E. Chaplin. (10)

         10.24 Employment Agreement, dated as of January 1, 1999, by and between the Company and Bill R. Wharton. (10)

         10.25 Employment Agreement, dated as of November 1, 1998, by and among the Company, Priority International Communications, Inc., PIC Resources Corp. and Bonner B. Hardegree. (10)

         10.26 Employment Agreement, dated as of November 16, 1998, by and between the Company and Paul C. Tunink. (10)

         10.27 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income Fund X, L.P. (1)

         10.28 Credit Agreement, dated as of May 31, 1994, by and between the Company and Telecommunications Income Fund IX, L.P. (1)

         10.29 Lease Agreement for Lease #076-18000-012, dated as of February 27, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.30 Lease Agreement for Lease #074-18000-016, dated as of June 14, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (1)

         10.31 Lease Agreement for Lease #076-18000-017, dated as of July 3, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.32 Modification Agreement for 21 Leases, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (1)

         10.33 Modification Agreement for Lease #063-17000-001, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.34 Modification Agreement for Lease #076-17000-443, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.35 Modification Agreement for Lease #076-17000-943, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.36 Modification Agreement for Lease #076-18000-012, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.37 Modification Agreement for Lease #076-46698-000, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.38 Equipment Lease #076-17000-443, dated as of May 31, 1994, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.39 Equipment Lease #076-46698-000, dated as of January 18, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund X, L.P. (1)

         10.40 Equipment Lease/Purchase Agreement #063-18000-000, dated as of May 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.41 Assignment of Lease of Security Agreement, dated as of May 31, 1994, from Berthel Fisher & Company Leasing, Inc. to Telecommunications Income Fund X, L.P. (1)

         10.42 Demand Note for $50,000, dated as of December 26, 1995, between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.43 Demand Note for $200,000, dated as of January 25, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.44 Demand Note for $200,000, dated as of January 31, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.45 Demand Note for $100,000, dated as of February 27, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. (1)

         10.46 Equipment Lease, dated as of August 16, 1995, by and between the Company and Harvey Leasing. (1)

         10.47 Lease Agreement for Lease #074-18000-004, dated as of November 30, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (1)

         10.48 Lease Agreement for Lease #074-18000-005, dated as of November 30, 1995, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (1)

         10.49 Lease Agreement for Lease #074-18000-006, dated as of November 30, 1996, by and between the Company and Berthel Fisher & Company Leasing, Inc. as agent for Telecommunications Income Fund IX, L.P. (1)

         21             Subsidiaries

         24 Power of Attorney (included as part of the signature page hereof)

         27             Financial Data Schedule


(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(4) Portions of these exhibits were granted confidential treatment by the Securities and Exchange Commission.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 000-21463) and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on November 7, 1997 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-21463) and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on February 13, 1998 and incorporated herein by reference.

(10)  Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

      The Company did not file any reports on Form 8-K for the three months ended December 31, 1998.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MURDOCK COMMUNICATIONS CORPORATION

                                By  /s/ Thomas E. Chaplin
                                  ---------------------------------
                                        Thomas E. Chaplin
                                      Chief Executive Officer

                                Date:  March 30, 1999

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

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated



/s/ Guy O. Murdock                        Chairman of the Board of Directors       March 30, 1999
------------------------------------      (Principal Executive Officer)
Guy O. Murdock

/s/ Colin P. Halford                      President and Director                   March 30, 1999
------------------------------------
Colin P. Halford

/s/ Thomas E. Chaplin                     Chief Executive Officer and Director     March 30, 1999
------------------------------------      (Principal Financial Officer and
Thomas E. Chaplin                         Principal Accounting Officer)



/s/ John C. Poss                          Director                                 March 30, 1999
------------------------------------
John C. Poss

/s/ Steven R. Ehlert                      Director                                 March 30, 1999
------------------------------------
Steven R. Ehlert

/s/ Larry A. Erickson                     Director                                 March 30, 1999
------------------------------------
Larry A. Erickson

/s/ Wayne Wright                          Director                                 March 30, 1999
------------------------------------
Wayne Wright



--------------------------------------------------------------------------------
    MURDOCK COMMUNICATIONS
    CORPORATION

    CONSOLIDATED FINANCIAL STATEMENTS FOR THE
    YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
    INDEPENDENT AUDITORS' REPORT

MURDOCK COMMUNICATIONS CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                                  PAGE
                                                                                  ----

INDEPENDENT AUDITORS' REPORT                                                        1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets                                                       2

  Consolidated Statements of Operations                                             3

  Consolidated Statements of Redeemable Securities                                  4

  Consolidated Statements of Shareholders' Equity (Deficiency)                      5

  Consolidated Statements of Cash Flows                                             7

  Notes to Consolidated Financial Statements                                       10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Murdock Communications Corporation
Cedar Rapids, Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable securities, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and deficit working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 22, 1999

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS (Notes 6 and 7)                                                           1998          1997

CURRENT ASSETS:
  Cash                                                                      $ 1,722,033      $ 547,737
  Accounts receivable, less allowance for doubtful
    accounts: 1998 - $654,793, 1997 - $376,589                                1,690,302        846,414
  AT&T commission receivable (Note 2)                                            62,513           --
  Prepaid expenses and other current assets                                     280,568        109,186
                                                                           ------------    -----------
            Total current assets                                              3,755,416      1,503,337
                                                                           ------------    -----------
PROPERTY AND EQUIPMENT:
  Land and building                                                           1,171,659        463,693
  Telecommunications equipment                                                9,013,509      8,530,536
  Furniture and equipment                                                       748,512        537,550
                                                                           ------------    -----------
                                                                             10,933,680      9,531,779
  Accumulated depreciation                                                   (8,097,752)    (7,400,982)
                                                                           ------------    -----------
                                                                              2,835,928      2,130,797

  Telecommunications equipment under capital lease,
    net of accumulated amortization:  1998 - $3,326,300
    1997 - $3,209,405                                                           181,630        370,706
                                                                           ------------    -----------
            Property and equipment, net                                       3,017,558      2,501,503
                                                                           ------------    -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization:
    1998 - $697,324; 1997 - $70,061                                          11,643,882      4,133,648
 Cost of purchased site contracts, net of accumulated
  amortization:
    1998 - $669,597,  1997 - $740,330                                           173,576        484,355
 Other intangible assets, net of accumulated amortization:
    1998 - $348,208, 1997 - $22,911                                             659,155        397,556
  Investments, at cost (Note 17)                                              1,500,296           --
  Prepaid commissions                                                         1,704,444           --
  Other noncurrent assets                                                       223,963        365,654
                                                                           ------------    -----------
           Total other assets                                                15,905,316      5,381,213
                                                                           ------------    -----------
TOTAL                                                                      $ 22,678,290    $ 9,386,053
                                                                           ============    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                              1998          1997

CURRENT LIABILITIES:
  Notes payable (Note 6)                                                 $  7,401,371     $ 1,715,000
  Outstanding checks in excess of bank balances                                  --           231,452
  Accounts payable                                                          1,204,690       1,684,090
  Accrued expenses                                                          2,059,362       1,453,334
  Current portion of capital lease obligations
    principally with a related party (Note 12)                                868,754         181,322
  Current portion of long-term debt with related parties (Note 7)             828,331         949,497
  Current portion of long-term debt, others (Note 7)                          199,287         259,654
                                                                         ------------    ------------
           Total current liabilities                                       12,561,795       6,474,349


  LONG-TERM LIABILITIES:
  Capital lease obligations principally with a related party,
    less current portion (Note 12)                                          3,133,077       3,375,011
  Long-term debt with related parties, less current portion (Note 7)        2,105,325       3,293,829
  Long-term debt, others, less current portion (Note 7)                       725,381         292,493
  Accumulated loss of joint venture in excess of initial
   investment (Note 5)                                                         60,393         380,913
  Deferred income                                                              15,189          51,447
                                                                         ------------    ------------
           Total liabilities                                               18,601,160      13,868,042
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 12)


SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 1):
  8% Series A Convertible Preferred Stock, $100 stated value (Note 8):
    Authorized - 50,000 shares
    Issued and outstanding: 1998 - 18,920 ($1,892,000 liquidation
    value); 1997 - 16,250 shares                                            1,837,109       1,544,146
  Common stock, no par or stated value (Note 10):
    Authorized - 20,000,000 shares
    Issued and outstanding:  1998 - 10,329,867 shares;
      1997 - 4,458,439 shares                                              19,834,810      11,343,308
  Common stock warrants (Note 9):
    Issued and outstanding:  1998 - 4,420,763; 1997 - 2,149,279               438,905         315,400
  Additional paid-in capital                                                  134,000         134,000
  Accumulated deficit                                                     (18,167,694)    (17,818,843)
                                                                         ------------    ------------
           Total shareholders' equity (deficiency)                          4,077,130      (4,481,989)
                                                                         ------------    ------------
TOTAL                                                                    $ 22,678,290    $  9,386,053
                                                                         ============    ============

See notes to consolidated financial statements.

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------



                                                                           1998            1997
REVENUES:
  Call processing                                                    $ 32,386,570     $ 7,629,116
  Other revenue                                                         1,601,529         788,004
                                                                     ------------     -----------
           Total revenues                                              33,988,099       8,417,120
                                                                     ------------     -----------
COST OF SALES:
  Call processing                                                      21,859,097       5,958,335
  Other cost of sales                                                     516,220         314,322
  Nonstandard international bad debt expense                              390,276            --
                                                                     ------------     -----------
           Total cost of sales                                         22,765,593       6,272,657
                                                                     ------------     -----------

GROSS PROFIT                                                           11,222,506       2,144,463
                                                                     ------------     -----------

OPERATING EXPENSES:
  Selling, general and administrative expense                           7,468,246       4,702,754
  Depreciation and amortization expense                                 1,848,748       2,142,773
  Loss from impairment of property, equipment and intangible assets          --         1,353,010
                                                                     ------------     -----------
           Total operating expenses                                     9,316,994       8,198,537
                                                                     ------------     -----------

INCOME (LOSS) FROM OPERATIONS                                           1,905,512      (6,054,074)
                                                                     ------------     -----------
NONOPERATING  INCOME (EXPENSE):
  Gain on AT&T contract buyout (Note 2)                                   453,396            --
  Interest expense                                                     (2,426,140)       (847,203)
  Other income                                                              8,906            --
                                                                     ------------     -----------
           Total nonoperating income (expense)                         (1,963,838)       (847,203)
                                                                     ------------     -----------

LOSS BEFORE INCOME TAX EXPENSE AND JOINT VENTURE LOSS                     (58,326)     (6,901,277)

Loss from joint venture (Note 5)                                           41,546         993,329
Income tax expense (Note 11)                                               74,466           5,402
                                                                     ------------     -----------

NET LOSS                                                                 (174,338)     (7,900,008)

Dividends and accretion on 8% Series A Convertible Preferred Stock       (174,513)        (35,007)
                                                                     ------------     -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                             (348,851)     (7,935,015)
                                                                     ============     ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $       (.06)    $     (1.89)
                                                                     ============     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              5,422,783       4,208,439
                                                                     ============     ===========

See notes to consolidated financial statements.

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE SECURITIES
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                    10% SERIES A
                                                                     REDEEMABLE
                                                                  PREFERRED STOCK

BALANCE AT JANUARY 1, 1997                                           $  24,480

  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                                             170

  Repurchase of 200 shares of 10% Series A
    Redeemable Preferred Stock                                         (24,650)
                                                                    -----------

BALANCE AT DECEMBER 31, 1997 AND 1998                               $      -
                                                                    ===========


See notes to consolidated financial statements.

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                           8% SERIES A CONVERTIBLE                                               COMMON STOCK
                                              PREFERRED STOCK                     COMMON STOCK                       WARRANTS
                                           -----------------------           ---------------------          -----------------------
                                           NUMBER                            NUMBER                          NUMBER
                                             OF                                OF                              OF
                                           SHARES          ISSUED            SHARES         ISSUED          WARRANTS        ISSUED
BALANCES AT JANUARY 1, 1997                   --         $    --            4,152,494    $ 10,820,898       1,173,089  $    113,336
  Issuance of options to directors            --              --                 --              --              --              --
  Accrued dividends on 10% Series A
    Redeemable Preferred Stock
  Exercise of common stock warrants           --              --                5,945          10,536          (3,089)       (4,936)
  Conversion of notes payable, accrued
    interest and long-term debt with a
    related party into common stock
    (Note 7)                                  --              --              465,265       1,334,274            --              --
  Issuance of 8% Series A Convertible
    Preferred Stock, net of offering
     costs of $87,636                     16,250         1,537,364               --              --              --              --
  Issuance of common stock in
    connection with the acquisition of
    PIC and PIC-R (Note 3)                    --                --            300,000         511,874            --              --
  Issuance of warrants to Berthel in
    connection with lease and
    note modifications                        --                --               --              --           979,279       207,000
  Recission of conversion of notes
    payable, accrued interest and
    long-term debt with a related
    party into common stock (Note 7)          --                --           (465,265)     (1,334,274)
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock      --             6,782               --              --              --              --
  Accrued dividends on 8% Series A
    Convertible Preferred Stock               --                --               --              --              --              --
  Net loss for 1997                           --                --               --              --              --              --
                                        ------------  ------------       ------------    ------------    ------------  ------------
BALANCES AT DECEMBER 31, 1997             16,250      $  1,544,146          4,458,439    $ 11,343,308       2,149,279  $    315,400
                                        ============  ============       ============    ============    ============  ============



                                                                                 SHARE-
                                           ADDITIONAL                           HOLDERS'
                                             PAID-IN        ACCUMULATED          EQUITY
                                             CAPITAL          DEFICIT         (DEFICIENCY)
BALANCES AT JANUARY 1, 1997                $    124,000    $ (9,883,658)   $  1,174,576
  Issuance of options to directors               10,000            --            10,000
  Accrued dividends on 10% Series A
    Redeemable Preferred Stock                                     (170)           (170)
  Exercise of common stock warrants                --              --             5,600
  Conversion of notes payable, accrued
    interest and long-term debt with a
    related party into common stock
    (Note 7)                                       --              --         1,334,274
  Issuance of 8% Series A Convertible
    Preferred Stock, net of offering
     costs of $87,636                              --              --         1,537,364
  Issuance of common stock in
    connection with the acquisition of
    PIC and PIC-R (Note 3)                         --              --           511,874
  Issuance of warrants to Berthel in
    connection with lease and
    note modifications                             --              --           207,000
  Recission of conversion of notes
    payable, accrued interest and
    long-term debt with a related
    party into common stock (Note 7)               --              --        (1,334,274)
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock           --            (6,782)           --
  Accrued dividends on 8% Series A
    Convertible Preferred Stock                    --           (28,225)        (28,225)
  Net loss for 1997                                --        (7,900,008)     (7,900,008)
                                           ------------    ------------    ------------
BALANCES AT DECEMBER 31, 1997              $    134,000    $(17,818,843)   $ (4,481,989)
                                           ============    ============    ============


                                                                     (Continued)
                                      F-7

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1998 AND 1997 (CONCLUDED)
--------------------------------------------------------------------------------

                                                  8% SERIES A CONVERTIBLE                                        COMMON STOCK
                                                       PREFERRED STOCK               COMMON STOCK                   WARRANTS
                                                ---------------------------  ---------------------------   ----------------------
                                                     NUMBER                    NUMBER                        NUMBER
                                                      OF                         OF                            OF
                                                    SHARES       ISSUED        SHARES          ISSUED       WARRANTS       ISSUED
BALANCES AT DECEMBER 31, 1997                       16,250   $  1,544,146     4,458,439   $ 11,343,308     2,149,279    $   315,400

  Issuance of 8% Series A Convertible
    Preferred Stock, net of issuance
    costs of $5,228                                  2,670        261,772          --             --            --             --
  Issuance of common stock and warrants
    in connection with the acquisition
    of Incomex (Note 4)                               --             --       1,900,000      2,494,375       155,384         29,797
  Exercise of warrants by a related
    party                                             --             --       1,100,000      1,752,396    (1,100,000)      (322,396)
  Issuance of warrants in connection with
    debt financing with a related party
    (Note 12)                                         --             --            --             --         350,000        165,396
  Issuance of warrants in connection
    with debt financing of which 739,000
    are with related parties (Note 6)                 --             --            --             --       2,700,000        221,288
  Issuance of warrants in lieu of director
    and consulting fees                               --             --            --             --          45,000          5,200
  Issuance of warrants in lieu of agent
    fees to a related party (Note 6)                  --             --            --             --         121,100         24,220
  Issuance of common stock in
    connection with the acquisition of PIC
    (Note 3)                                          --             --       2,871,428      4,244,731          --             --
 Accretion to conversion price of 6%
    Series A Convertible Preferred Stock              --           31,191          --             --            --             --
 Accrued dividends on 8% Series A
    Convertible Preferred Stock                       --             --            --             --            --             --
  Net loss for 1998
                                                      --             --            --             --            --             --
                                              ------------   ------------  ------------   ------------  ------------   ------------

BALANCES AT DECEMBER 31, 1998                       18,920   $  1,837,109    10,329,867   $ 19,834,810     4,420,763   $    438,905
                                              ============   ============  ============   ============  ============   ============



                                                                                          SHARE-
                                                         ADDITIONAL                       HOLDERS'
                                                         PAID-IN         ACCUMULATED       EQUITY
                                                          CAPITAL           DEFICIT     (DEFICIENCY)
BALANCES AT DECEMBER 31, 1997                          $    134,000    $(17,818,843)   $ (4,481,989)

  Issuance of 8% Series A Convertible
    Preferred Stock, net of issuance
    costs of $5,228                                            --              --           261,772
  Issuance of common stock and warrants
    in connection with the acquisition
    of Incomex (Note 4)                                        --              --         2,524,172
  Exercise of warrants by a related
    party                                                      --              --         1,430,000
  Issuance of warrants in connection with
    debt financing with a related party
    (Note 12)                                                  --              --           165,396
  Issuance of warrants in connection
    with debt financing of which 739,000
    are with related parties (Note 6)                          --              --           221,288
  Issuance of warrants in lieu of director
    and consulting fees                                        --              --             5,200
  Issuance of warrants in lieu of agent
    fees to a related party (Note 6)                           --              --            24,220
  Issuance of common stock in
    connection with the acquisition of PIC (Note 3)            --              --         4,244,731
  Accretion to conversion price of 6%
    Series A Convertible Preferred Stock                       --           (31,191)           --
  Accrued dividends on 8% Series A
    Convertible Preferred Stock                                --          (143,322)       (143,322)
  Net loss for 1998                                            --          (174,338)       (174,338)
                                                       ------------    ------------    ------------
BALANCES AT DECEMBER 31, 1998                          $    134,000    $(18,167,694)   $  4,077,130
                                                       ============    ============    ============

See notes to consolidated financial statements.

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                              1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $  (174,338)   $(7,900,008)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Loss from impairment of property, equipment and intangible assets                           --         1,353,010
    Depreciation and amortization, including amortization of technology license             1,848,748      2,226,106
    Noncash interest expense                                                                  271,623        359,141
    Noncash compensation expense                                                                --            10,000
    Noncash commission expense                                                                 71,000         --
    Recognition of deferred gains from equipment sales with a related party                     --           (22,428)
    Loss from joint venture                                                                    41,546        993,329
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
      Receivables                                                                            (727,670)       783,621
      Other current assets                                                                    (60,285)       130,684
      Prepaid commissions                                                                    (730,269)         --
      Other noncurrent assets                                                                 260,654       (187,372)
      Outstanding checks in excess of bank balances                                          (247,255)       134,192
      Accounts payable                                                                       (717,933)       873,691
      Accrued expenses                                                                       (539,525)        64,367
      Deferred income                                                                         (36,258)          --
                                                                                          -----------    -----------
           Net cash flows from operating activities                                          (739,962)    (1,181,667)
                                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                        (766,176)      (641,229)
  Cash paid for acquisitions                                                                 (130,155)      (640,156)
  Payments for site contracts                                                                  (2,875)       (48,697)
  Capitalized software development costs                                                        --          (138,013)
  Cash paid for investments                                                                (1,500,296)          --
  Cash advanced to joint venture                                                             (362,065)      (262,869)
  Cash acquired with acquisitions                                                              16,574         49,713
                                                                                          -----------    -----------
           Net cash flows from investing activities                                        (2,744,993)    (1,681,251)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party                        (264,822)      (217,344)
  Proceeds from capital lease obligations with a related party                                710,320           --
  Borrowings on notes payable                                                               5,406,000      1,470,000
  Borrowings of long-term debt with related parties                                             --            54,021
  Payments on notes payable                                                                (1,656,241)      (595,000)
  Payments on long-term debt with related parties                                            (719,005)       (46,016)
  Payments on long-term debt, others                                                         (152,479)       (15,217)
  Dividends paid on 10% Series A Redeemable Preferred Stock                                      --             (170)
  Repurchase of 10% Series A Redeemable Preferred Stock and common stock warrants                --          (24,480)
  Proceeds from issuance of common stock and warrants                                       1,430,000          5,600
  Proceeds from issuance of 8% Series A Convertible Preferred Stock                            50,000      1,625,000
  Payments for offering costs                                                                (144,522)       (87,636)
                                                                                          -----------    -----------
           Net cash flows from financing activities                                         4,659,251      2,168,758
                                                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                             1,174,296       (694,160)

CASH AT BEGINNING OF YEAR                                                                     547,737      1,241,897
                                                                                          -----------    -----------
                                                                                          $ 1,722,033    $   547,737
CASH AT END OF YEAR                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party                  $2,183,214     $   389,438
  Cash paid during the year for income taxes                                                  24,466           5,402


See notes to consolidated financial statements.

MURDOCK COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF 1998 NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

The Company recorded the following increases as a result of its acquisition of
Incomex:


Accounts receivable                    $178,731
Other current assets                    111,097
Telecommunications equipment              3,242
Furniture and equipment                  52,787
Accumulated depreciation                (13,851)
Goodwill                                920,947
Commission advances                     974,175
Other assets                              9,964
Notes payable                          (821,697)
Outstanding checks over bank balances   (15,803)
Accounts payable                       (133,533)
Accrued expenses                       (826,985)
Common stock                           (422,500)
                                       --------
Cash acquired with acquisition         $ 16,574
                                       ========


The Company recorded deferred loan costs of $445,901 in connection with the issuance of warrants to purchase 3,171,000 shares of common stock in the Company in connection with debt financing and 155,384 shares of common stock in the Company in connection with the Incomex earnout.

The Company recorded a note payable of $25,000 in exchange for accrued consulting fees.

The Company recorded a note payable of $5,000 in exchange for accrued director fees.

The Company recorded an increase to the carrying value of the 8% Series A Convertible Preferred Stock and a charge to accumulated deficit of $31,191 representing the current year's accretion to its conversion price.

The Company recorded an increase in accrued expense and a charge to accumulated deficit of $143,322 for the cumulative dividends earned by the holders of the 8% Series A Convertible Preferred Stock.

The Company recorded prepaid commissions of $180,000 and accrued expenses of $37,000 in connection with the issuance of 2,170 shares of 8% Series A Convertible Preferred Stock.

The Company recorded long-term debt others and land and building of $525,000 in connection with the purchase of ATN's building.

The Company recorded goodwill of $3,916,889, accounts payable of $135,000, accrued expenses of $153,059, common stock of $4,244,731, decreased long-term debt by $627,389 and issued 571,428 shares of common stock in connection with the PIC earnout as discussed in Note 3.

The Company recorded goodwill of $4,103,776, accrued expenses of $59,187, incurred notes of $1,084,915 and common stock of $2,469,609 in connection with the Incomex purchase as discussed in Note 4.

See notes to consolidated financial statements.


SUPPLEMENTAL DISCLOSURES OF 1997 NONCASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

The Company contributed telecommunications equipment with a carrying value of $349,574 as its initial investment in a joint venture (see Note 5).

The Company recorded the following increases as a result of its acquisitions of PIC and PIC-R.


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
                                                                 ===========


The Company recorded deferred loan and lease restructuring costs of $207,000 in connection with the issuance of warrants to purchase 979,279 shares of common stock in the Company to Berthel.

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

MURDOCK COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
1.    BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Murdock Communications Corporation (individually, or collectively with its wholly-owned subsidiaries discussed below, referred to herein as the "Company") is engaged in the business of providing operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry.

      Through a series of acquisitions and new product development, the Company has transformed itself over the last year from a long distance reseller of AT&T network services to U.S. hotels to being a communications provider in North America, primarily servicing the hospitality and pay telephone businesses.

      The Company operates its business under three business units. Murdock Technology Services ("MTS"), formerly the operating unit of Murdock Communications Corporation, was the unit responsible for marketing of AT&T operator services. In light of the declining volume and narrow margin of the AT&T business, and the Company's refocused business strategy, the Company reached an agreement with AT&T to terminate their marketing agreement effective October 15, 1998. After the effective date of the termination, AT&T directly managed the existing customers under the contract and revenues from the AT&T agreement ended effective in the fourth quarter of 1998. As a result of the termination, the Company recorded a one-time gain in the fourth quarter of $453,396.

      The MTS division was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added telecommunication services. The division's main product, the Telemanager, is a proprietary software and hardware product, created to help manage telecommunication installations and services in the hospitality market. At December 31, 1998, MTS has installed the Telemanager in approximately 174 locations compared with 80 locations at December 31, 1997.

      Effective October 31, 1997, the Company purchased Priority International Communications, Inc. ("PIC") (see Note 3). PIC is primarily engaged in the business of providing long-distance telecommunications services to patrons of hotels and public and private payphone owners with which PIC has contracts to provide such services. Services include, but are not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1998, PIC maintains site contracts with and provides services for approximately 207 customers throughout the United States (257 customers at December 31, 1997).

      Also, on October 31, 1997, the Company purchased PIC Resources Corp. ("PIC-R") (see Note 3). PIC-R, operating through its wholly-owned subsidiary ATN Communications, Incorporated ("ATN"), is primarily engaged in the business of providing carrier services for long-distance telecommunications companies throughout the United States. PIC-R handles incoming operator assisted calls with their operators on location. Together, PIC, PIC-R and ATN comprise the second business unit, known as "PIC/ATN".

      On February 13, 1998, the Company purchased Incomex, Inc. ("Incomex"), the Company's third business unit (see Note 4). Incomex is primarily engaged in the business of providing international operator services to the hospitality industry from Mexico to the United States. At December 31, 1998, Incomex maintains contracts with approximately 95 hotel and resort hotel properties located in Mexico compared with approximately 80 at February 13, 1998.

      BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18.2 million, and current liabilities exceed current assets by $8.8 million at December 31, 1998. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to accomplish these objectives include, but are not limited to, the following:

      - Continuing integration of the PIC/ATN and Incomex acquisitions (see Notes 3 and 4). Management believes these acquisitions will continue to provide additional positive cash flows as the companies are more fully integrated and generate additional sources of call processing traffic.

      - Obtaining a line of credit which would enable the Company to restructure its debt position and finance future growth.

      - Successful implementation and market acceptance of the Telemanager system, a new source of revenues to the Company in 1998, that is being marketed to new and existing customers. Telemanager provides the Company's customers with information regarding the hotel's telecommunication system in graphs and reports that are easy to read and understand by persons lacking specialized expertise in telecommunications.

      - During the first quarter of 1999, the Company raised $1,500,000 of cash from debt financing (see Note 18). The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, debt obligations and investments in acquisitions in 1999. The Company currently estimates that it will need at least $10 million, including the $1,500,000 above, in debt or equity financings in 1999, or in addition to cash flows from operations, to fund its cash requirements and initial investments in AcNet and ACTEL (see note 17).

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the accounts of PIC and PIC-R effective October 31, 1997, and effective February 13, 1998, the accounts of Incomex, its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectibility of receivables and impairment of long-lived assets.

      CERTAIN RISK CONCENTRATIONS - The Company derived 12% and 24% of its revenues in 1998 from two customers of PIC/ATN and 54% of its revenues from AT&T in 1997. At December 31, 1998 and 1997, 3% and 12%, respectively, of the Company's receivables were due from AT&T. The Company's agreement with AT&T ended in the fourth quarter of 1998. Also, substantially all of the Company's leasing arrangements are with Berthel Fisher & Company and its subsidiaries, and their affiliated leasing partnerships ("Berthel"). Berthel owned 14.8% and 9.2% of the Company's outstanding common stock at December 31, 1998 and 1997, respectively.

      REVENUE RECOGNITION - Revenues derived from the AT&T commission agreement related to calls were recognized as revenues as the calls were placed. Additional bonuses, primarily for reaching the number of contracted rooms or calls specified in the agreement, were recognized when the specified criteria had been met.

      A growing portion of the Company's revenues are now derived from processing long-distance telephone calls. The gross charges for these calls are recognized as revenues by the Company as the calls are placed. At the same time, amounts are recorded as cost of services for long distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid based on the Company's prior experience for these items.

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

      The Company accounts for its telecommunications equipment leases as capital leases under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13. Accordingly, the cost of the leased assets and the related obligations under the lease agreements are recorded at the inception of the lease. The leases are generally for four to five years.

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

      Software development costs of $138,013 at December 31, 1998 and 1997 were incurred for products and significant product enhancements subsequent to establishment of their technological feasibility and prior to their general release to customers. These costs were capitalized and stated net of accumulated amortization of $68,915 and $22,911 at December 31, 1998 and December 31, 1997, respectively. The ultimate recovery of the costs is dependent on the Company's ability to achieve a level of market acceptance which will generate revenues and profits in amounts sufficient to permit such recovery. The Company evaluates the recoverability of capitalized software development costs by project on a periodic basis. Capitalized software development costs are amortized using the straight-line method over three years.

      The technology license was stated at cost of $500,000 and net of accumulated amortization of $258,333 at December 31, 1996 and was being amortized over the technology's estimated useful life of five years using the straight-line method. Such license was written-off during 1997 as discussed above.

      Deferred lease and loan restructuring costs incurred, net of amortization, in connection with lease and loan modification agreements of $869,350 and $282,454 at December 31, 1998 and 1997, respectively, have been deferred and are being amortized over the restructured lease and loan agreement term of five years using the effective interest method. Accumulated amortization related to deferred lease and loan restructuring costs are $279,293 and none at December 31, 1998 and 1997, respectively.

      INVESTMENTS - The Company owns a note receivable convertible into preferred stock and convertible preferred stock. Such investments are accounted for at cost and are not readily marketable. Should these investments experience a decline in value that is other than temporary, the Company will recognize a loss to reflect such decline.

      INCOMEX FUNCTIONAL CURRENCY - All contracts Incomex has entered into with their customers are denominated in United States dollars.

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

      INCOME TAXES - The Company files a consolidated federal and certain consolidated state income tax returns with its subsidiaries. Some states do not allow the filing of a consolidated state tax return, and therefore, certain subsidiaries file a separate state income tax return. Deferred income taxes are provided for the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts, based on enacted tax laws and tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the year and the change during the period in deferred tax assets and liabilities.

      ACCRETION ON PREFERRED STOCK - Up to the date of conversion, the Company accretes the carrying value of the 8% Series A Convertible Preferred Stock (net of offering costs incurred) to the conversion price by the effective interest method.

      CUMULATIVE DIVIDENDS ON PREFERRED STOCK - Cumulative dividends on the 8% Series A Convertible Preferred Stock are deducted from accumulated deficit as the dividends are earned by the holders and an accrued liability is recorded.

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

      NET LOSS PER COMMON SHARE - Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share is the same as basic net loss per share due to the antidilutive effect on net loss per share of any assumed conversion of convertible securities or exercise of options and warrants.

      RECLASSIFICATIONS - Certain amounts in the 1997 financial statements have been reclassified to conform with the current year's presentation.

      IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined if the adoption of SFAS No. 133 will have an impact on the Company's consolidated results of operations, financial position or cash flow.

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

      The Old Agreement, as amended, included provisions for the refund of $1,000,000 in bonuses paid to the Company by AT&T should the Company terminate the agreement or fail to comply with the agreement. AT&T had reserved a number of grounds to terminate the Old Agreement, as amended, prior to its expiration, primarily related to certain compliance and quality standards. AT&T was responsible for determining if the Company was in compliance with certain standards set forth in the Old Agreement, as amended, including achieving a 94% compliance rate with respect to AT&T dialing standards. The Company achieved a compliance rate above 94% and, therefore, has not forfeited any compliance bonuses received. Management is not aware of any noncompliance nor has the Company been notified of any noncompliance with the Old Agreement, as amended.

      During 1997, a new agreement was executed with an effective date of January 16, 1998 (the "New Agreement"). By executing the New Agreement, the Company received a signing bonus of $200,000. Under the New Agreement, the Company received monthly commissions based on the number of calls made, bonuses of up to $400,000 based on the number of calls processed during the year and monthly compliance incentive bonuses based on the number of calls processed each month. The New Agreement included provisions for the refund of the bonus payments should the Company terminate the New Agreement or fail to comply with the New Agreement. AT&T was responsible for determining if the Company was in compliance with certain standards, as set forth in the New Agreement. AT&T reserved a number of grounds to terminate the New Agreement prior to its expiration, with or without cause.

      During 1998, the Company and AT&T agreed to terminate the agreement with an effective date of October 15, 1998. The Company based this decision on the declining volume and narrow margins of the AT&T business, and on the Company's refocused business strategy. AT&T agreed to pay certain hotel commissions otherwise payable by the Company and, as a result, the Company recorded a one-time gain in the fourth quarter of $453,396.

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

      The PIC-R agreement provided that the Company would issue additional shares of common stock to the extent that the combined earnings before interest, taxes, depreciation and amortization ("EBITDA") of PIC and PIC-R for either of the first two full twelve month periods after closing exceeds $1,000,000. Shares of common stock with a quarterly average market value of $1.25 were to be issued for each dollar of EBITDA over $1,000,000 during either of the twelve-month periods. The Company granted piggyback registration rights to the PIC-R shareholders with respect to any secondary offerings of common stock made within three years after the closing of the PIC acquisition.

      The Company's obligations under the PIC notes were subject to a collateral interest in the shares of PIC stock and PIC-R stock acquired by the Company pursuant to the PIC acquisition. In the event that the Company defaulted with respect to the repayment of the Short-Term Note, the holders of the PIC notes had the right to rescind the PIC acquisition by surrendering the shares of common stock issued in the PIC acquisition and the PIC notes to the Company in exchange for the return of all of the shares of PIC and PIC-R stock. In addition, if the PIC acquisition had been rescinded, the shareholders of PIC and PIC-R would retain the $530,000 cash payments made at closing and the $400,000 advanced to PIC-R.

      Effective May 21, 1998, the Company and the former shareholders of PIC and PIC-R entered into an agreement to amend the terms of the original Stock Purchase Agreements with respect to the Company's acquisition of PIC and PIC-R. Pursuant to the original Stock Purchase Agreements, the former PIC and PIC-R shareholders received certain special default rights to rescind the acquisitions of PIC and PIC-R. The May 21, 1998 amendment terminated the special default rights. Pursuant to the amendment, the Company also issued 571,428 shares of common stock as a prepayment of $1,000,000 of the Long-Term Notes in reverse order of their maturities of the amounts owed.

      Effective December 7, 1998, the Company and the former shareholders of PIC and PIC-R entered into an Earn-Out Settlement Agreement. This Agreement terminated the May 21, 1998 Agreement. Pursuant to the Earn-Out Settlement Agreement, in full and final settlement of the earn-out rights for the former shareholders of PIC and PIC-R, the Company issued 2,300,000 shares of common stock; issued a $300,000 note payable in 24 monthly installments commencing January 7, 1999; assumed $135,000 of costs associated with the defense and settlement of a suit related to brokerage fees in connection with the PIC acquisition; and agreed to pay in full the total outstanding balances on the long-term notes issued to the principal shareholders. The principal balances on the long term notes as of December 31, 1998 was $338,138 of which $317,203 was subsequently paid in January 1999. Goodwill of $3,916,889 associated with the amended terms of the agreement is being amortized over the remaining life of the original goodwill which is eight years and eleven months. Concurrent with the Earn-Out Settlement Agreement, the Company entered into a consulting agreement with PIC's President for two years and an employment agreement with PIC's Executive Vice President for three years.

      Pro forma results of operations (unaudited) for the Company reflecting the PIC and PIC-R acquisitions for the year ended December 31, 1997 as if the acquisitions had occurred on January 1, 1997 are as follows:


Total revenues                                                    $ 15,745,211
Cost of sales                                                       11,640,553
                                                                  ------------
Gross operating profit                                               4,104,658


Selling, general and administrative expense                          6,624,572
Depreciation and amortization expense                                3,128,578
Loss from impairment of property, equipment and intangible assets    1,353,010
                                                                  ------------

Loss from operations                                                (7,001,502)

Interest expense                                                    (1,057,519)
                                                                  ------------
Loss before income tax expense and joint venture loss               (8,059,021)

Loss from joint venture                                                993,329
Income tax expense                                                       5,620
                                                                  ------------

Net loss                                                          $ (9,057,970)
                                                                  ============
Pro forma net loss attributable to common shareholders            $ (9,092,977)
                                                                  ============

Pro forma net loss per common share                               $      (1.24)
                                                                  ============

Pro forma weighted average common shares outstanding                 7,329,867
                                                                  ============




4.    ACQUISITION OF INCOMEX

      On February 13, 1998, the Company entered into an agreement to purchase all of the outstanding shares of common stock of Incomex, in exchange for 400,000 shares of common stock of the Company, valued at $422,500. The agreement also provided for the Company to pay the selling shareholders an aggregate amount equal to 60% of the income before income taxes of Incomex, as defined, during the period from February 1, 1998 through July 31, 1998. The Company had also agreed to issue common stock of the Company equal to an aggregate quarterly average market value of $1.50 for each dollar of income before taxes of Incomex, as defined, earned in excess of $400,000 during the two 12 month periods beginning August, 1998. The Incomex acquisition has been recorded under the purchase method. Goodwill of $901,219 associated with the acquisition is being amortized over ten years.

      Concurrent with the purchase, the Company entered into employment agreements with Incomex's Chief Executive Officer and Vice President for three years.

      Effective December 7, 1998, the Company and the former shareholders of Incomex entered into an Earn-Out Settlement Agreement. This Agreement amended certain provisions of the Purchase Agreement to provide full and final settlement of the earn-out rights for the former shareholders of Incomex. Under the terms of the Earn-Out Settlement Agreement, the Company issued 1,500,000 shares of common stock; issued $744,915 in notes payable maturing in one year at an annual rate of 14% and includes a 1% origination fee; issued 155,384 warrants associated with the notes payable entitling the holder to purchase the Company's common stock at an exercise price of $3.25 which expire, if unexercised, on December 31, 2003; issued $340,000 in notes payable due no later than April 1, 1999 and recorded cash obligations of $117,479. Goodwill of $3,319,389 associated with the amended terms of the agreement is being amortized over the remaining life of the original goodwill which is nine years and two months.

      Pro forma results of operations (unaudited) for the Company reflecting the Incomex, PIC and PIC-R acquisitions for the years ended December 31, 1998 and 1997, as if the acquisitions had occurred on January 1, 1997, are as follows:

                                                              1998            1997

Total revenues                                           $ 34,468,424    $ 20,595,648
Cost of sales                                              23,059,280      15,297,649
                                                         ------------    ------------
Gross operating profit                                     11,409,144       5,297,999

Selling, general and administrative expense                 7,595,785       7,984,501
Depreciation and amortization expense                       2,453,579       3,560,293
Loss from impairment of property, equipment
  and intangible assets                                          --         1,353,010
                                                         ------------    ------------

Income (loss) from operations                               1,359,780      (7,599,805)


Gain on AT&T buyout                                           453,396            --

Interest expense                                           (2,766,133)     (1,413,959)
                                                            ---------       ---------

Loss before income tax expense and joint venture loss        (952,957)     (9,013,764)

Loss from joint venture                                        41,546         993,329
Income tax expense                                             74,466           5,620
                                                         ------------    ------------

Net loss                                                 $ (1,068,969)   $(10,012,713)
                                                         ============    ============

Pro forma net loss attributable to common shareholders   $ (1,243,480)   $(10,047,720)
                                                         ============    ============

Pro forma net loss per common share                      $       (.13)   $      (1.09)
                                                         ============    ============

Pro forma weighted average common shares outstanding        9,232,881       9,229,867
                                                         ============    ============


5. PURCHASE OF ASSETS OF INTERACTIVE COMMUNICATIONS, INC. AND FORMATION AND OPERATION OF GUIDE STAR JOINT VENTURE

      On December 13, 1996, the Company purchased all rights and interests in interactive voice response hardware ("IVR Hardware") from Interactive Communications, Inc. ("ICI") for a cash price of $361,600. The Company assumed no liabilities of ICI as a result of this purchase, except that the Company reimbursed ICI for all telephone and leasing costs incurred by ICI prior to the date the IVR Hardware was assumed by the Company, which totaled $64,545. Also, pursuant to this agreement, the Company entered into an Audiotext Services Agreement with ICI covering thirty-eight IVR Hardware platforms. This agreement was effective from January 1, 1997 until January 1, 2000, with an option to renew for successive periods of twelve months. Under the terms of the agreement, ICI was to provide information updating services for each IVR Hardware platform in exchange for a $1,000 per platform monthly licensing fee to be paid by the Company. In addition, the Company was to pay a monthly fee to ICI in the amount of 5% of the gross monthly revenues generated by the business activities supported by the IVR Hardware platforms after the Company had received gross revenues of $6,000,000.

      On January 31, 1997, the Company entered into an agreement with an unrelated third party to form a joint venture, Guide Star, L.L.C. The Company contributed the IVR platforms and other assets with a carrying value of $349,574 in exchange for a 50% ownership interest and a preferential distribution of $496,934. The other party contributed $209,970 in cash in exchange for a 50% ownership interest. The joint venture provided consumer telecommunications services related to the IVR platforms.

      During the fourth quarter of 1997, management of the Company decided to cease substantially all the operations of the Guide Star joint venture and dispose of its assets. All assets of the joint venture have been written down to their estimated net realizable values. The Company's net investment in the joint venture of $(60,393) and $(380,913) at December 31, 1998 and 1997, respectively represents net liabilities of the venture for which the Company is responsible.

      Condensed financial information for the joint venture as of and for the years ended December 31, 1998 and 1997 is as follows:

                            TOTAL       TOTAL        TOTAL             NET
                            ASSETS   LIABILITIES    REVENUES          LOSS
1998                       $10,486    $ 70,879      $  3,142      $   (41,546)
1997                        18,286     399,199       256,705       (1,237,728)

      On November 30, 1997, the Company and ICI entered into a Settlement Agreement whereby the Company agreed to pay the full amount currently due and outstanding at that date to ICI under the Audiotext Services Agreement of $295,000 and additional costs, fees and accrued interest of $22,196, with interest on these unpaid amounts accruing interest at 18%. All amounts under the Settlement Agreement were paid during 1998 and the Company was released from its continuing obligation under the Audiotext Services Agreement.

      In July 1998, the joint venture entered into a written agreement with MatrixMedia, the other 50% owner of the joint venture, providing for the sale of the joint venture's remaining assets and certain telecommunications equipment owned by the Company to MatrixMedia. Subject to MatrixMedia obtaining financing, the Company anticipates the completion of this transaction during the second quarter of 1999.

6.    NOTES PAYABLE

      Notes payable as of December 31, 1998 and 1997, consisted of the following:

                                                                                             1998           1997
       Past due notes payable to individuals, $400,000 of which has been provided by related parties, bearing interest at 14%, due March 5, 1999. Warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $1.75 per share, which expire if unexercised, on March 31,
        2001. A warrant to purchase 10,000 shares of the Company's common stock was issued to Berthel at an exercise price of $1.44 per share which expires if
        unexercised, on March 31, 2001.                                                     $  500,000      $--

       Notes payable to individuals, $225,000 of which has been provided by related parties, bearing interest at 14%, due March 31, 1999. Warrants to purchase
        1,486,000 shares of the Company's common stock were issued, 225,000 of which were issued to related parties, at an exercise price of $1.75 per share which expire, if unexercised, on March 31, 2001. Warrants to purchase 121,100 shares of the Company's common stock were issued to Berthel in connection with the offering with terms substantially similar to the warrants issued in the
        offering.                                                                            1,486,000       --

       Notes payable to individuals, $2,520,000 of which has been provided by related parties, bearing interest at 14%, due November 30, 1999. Warrants to purchase
        684,000 shares of the Company's common stock were issued, 504,000 of which were issued to related parties. The Warrants were issued at an exercise price of $3.25 for 604,000 warrants and $2.50 for 80,000 warrants which expire,
        if unexercised, on November 30, 2003.                                                3,420,000       --

       Notes payable to the former owners of Incomex bearing interest at 14% due
        November 15, 1999.                                                                     744,915       --

       Noninterest-bearing notes payable to the former owners of Incomex due
        April 1, 1999.                                                                         340,000       --

       Note payable to consultant bearing interest at 14%, due March 31, 1999. Warrants to purchase 25,000 shares of the Company's common stock were issued at an
        exercise price of $1.75 per share which expire, if unexercised, on  March 31, 2001.     25,000       --

                                                                                      1998       1997

Note payable to director bearing interest at 14%, due March 31, 1999. A warrant to purchase 5,000 shares of the Company's common stock was issued at an exercise price of $1.75 per share which expires, if unexercised, on March 31,
  2000.                                                                            $    5,000   $     --

Notes payable to leasing company bearing interest ranging from 24.9% to 33.4%
  due in periods ranging from December 1999 to April 2002. The notes are in
  arbitration, see Note 12.                                                           480,456         --

Variable line-of-credit with a financial institution, with  interest on borrowings payable monthly at 2% above the financial institution's prime rate (combined rate of 10.5% at December 31, 1997), collateralized by substantially all assets of the Company not otherwise encumbered and
  personally guaranteed by the Company's Chairman of the Board.                          --        250,000

Note payable to financial institution bearing interest at 12%, collateralized by substantially all assets of the Company not otherwise encumbered and personally guaranteed by the Company's Chairman
  of the Board.                                                                          --        225,000

Note payable to financial institution bearing interest at 2% over the bank's prime rate (combined rate of 9.75% and 10.5% at December 31, 1998 and 1997, respectively), due March 28, 1999, collateralized by AT&T accounts and commission receivables, inventory and certain telecommunications equipment with a carrying value of approximately $130,000 and $180,000 at December
  31, 1998 and 1997, respectively.                                                    400,000      400,000

Note payable to the former owners of PIC bearing interest at 8%, due June 30,
  1998, collateralized by a pledge of the common stock of PIC and PIC-R.                 --        840,000
                                                                                   ----------   ----------

Total                                                                              $7,401,371   $1,715,000
                                                                                   ==========   ==========


Also see Note 15 with respect to the estimated fair value of notes payable. Due to the issuance of the warrants, all notes payable issued with warrants have an effective interest rate of 18%.

7.  LONG-TERM DEBT

    Long-term debt, others as of December 31, 1998 and 1997 consisted of the following:

                                                                                            1998      1997
       Mortgage note payable to partnership due in monthly installments of $3,299, including interest at 8.5%, until September 15, 2000, when the balance is due
         The note is collateralized by a first mortgage on the Company's corporate
         office facilities and land.                                                      $261,796   $278,358

       Note payable to financial institution bearing interest at 11.25%, due April 9,
         1999, collateralized by substantially all assets of PIC not otherwise
         encumbered and personally guaranteed by certain former PIC shareholders.             --       66,165

       Note payable to financial institution bearing interest at 10.25%, due August 1,
         1998, collateralized by substantially all assets of PIC not otherwise
         encumbered and personally guaranteed by certain former PIC shareholders.             --       38,983

       Notes payable to financial institution bearing interest at 11.25%, maturing May
         3, 1999 to December 2, 1999, collateralized by certain equipment and note and
         lease assignments and personally guaranteed by certain former PIC shareholders.     8,830     23,199

       Note payable to vendor bearing interest at 8.5%, due March 30, 1999, collateralized by a security interest in all billable call records processed
         by the vendor on behalf of PIC.                                                      --       35,219

       $120,000 variable line of credit with a financial institution, bearing interest at 10.0%, due February 9, 1999, collateralized by substantially all assets of
         PIC and personally guaranteed by certain former PIC shareholders.                    --     110,223

       Mortgage note payable to partnership due in monthly installments of $6,500, including interest at 9%, due September 2008, collateralized by ATN's office
         facilities and land.                                                              514,634       --


       Uncollateralized note payable to financial institution due in monthly installments of $12,353, including interest at the financial institution's prime rate (8.75% at December 31, 1998), until January 2000, when the
         balance is due.                                                                   139,408       --
                                                                                          --------   --------

       Total                                                                               924,668    552,147
       Less current portion                                                                199,287    259,654
                                                                                          --------   --------
       Long-term debt, others                                                             $725,381   $292,493
                                                                                          ========   ========

Long-term debt with related parties at December 31, 1998 and 1997 consisted of the following:

                                                                                      1998          1997
Uncollateralized notes payable to Berthel due January 31, 2005, (net of discount of $341,010 and $377,734 at December 31, 1998 and 1997, respectively).
  Interest payable quarterly at 4%, beginning March 31, 1995 until maturity.
  when the balance is due (effective interest rate of 11.5%).                       $  658,990   $  622,266


Uncollateralized note payable to Berthel, due in five monthly installments of
  $9,494 including interest at 14% beginning on March 30, 1998, then fifty-five
  installments of $20,130 including interest at 14% until February 28, 2003.           759,309      792,786

Non-interest bearing, uncollateralized note payable to the owner of PIC, (net of discount of $46,738 at December 31, 1998) due in monthly installments of
  $12,500, beginning January 1998 through January 2008 (effective interest
  rate of 19.6%).                                                                      253,262         --

Note payable to Berthel due in monthly installments of $23,528 beginning
  December 1, 1997 until November 1, 2002 when the balance is due including interest at 14.5%, collateralized by all telecommunications equipment owned
  by PIC-R.                                                                            839,936      988,555

Non-interest bearing notes payable to the former owners of PIC, (net of discount of $242,840, at December 31, 1997, for an effective interest rate of 14.5%), due in quarterly installments of $190,999, beginning on January 31, 1998 through January 31, 1999 and a balloon payment due at maturity of $955,005 on
  April 30, 1999, collateralized by a pledge of the common stock of PIC and
  PIC-R. During 1998, 571,428 shares of common stock were issued in exchange for
  $1 million of the principal balance as discussed in Note 3, with the remaining balance bearing interest at 12% and due December 31, 1998.  The note was
  repaid in January 1999.                                                              338,138    1,667,160

Uncollateralized, noninterest bearing demand notes payable to related parties.          84,021      172,559
                                                                                    ----------   ----------

Total                                                                                2,933,656    4,243,326
Less current portion                                                                   828,331      949,497
                                                                                    ----------   ----------
Long-term debt with related parties                                                 $2,105,325   $3,293,829
                                                                                    ==========   ==========

      Maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

                                  RELATED
                      OTHER       PARTIES       TOTAL
      1999         $  199,287   $  828,331   $1,027,618
      2000            501,230      523,899    1,025,129
      2001             21,353      422,734      444,087
      2002             23,240      460,136      483,376
      2003             25,293       39,566       64,859
      Thereafter      154,265      658,990      813,255
                   ----------   ----------   ----------
      Total        $  924,668   $2,933,656   $3,858,324
                   ==========   ==========   ==========



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

      Effective December 31, 1997, the Company and Berthel agreed to rescind the conversion and the Company reissued each of the note obligations. Interest on each of the note obligations from the conversion date to the rescission date was added to the principal balance outstanding or was payable on December 31, 1997. Also, the interest rate on one of the notes was reduced from 15.5% to 14.0% and the repayment terms were extended. In connection with the agreement, the Company agreed to issue warrants to Berthel for 229,279 shares of common stock of the Company, at an exercise price of $1.12 per share. The Company has assigned a fair value of $50,000 to the warrants, that has been capitalized as deferred loan costs. The warrants will expire, if not exercised, on December 31, 2002. Due to the issuance of the warrants, the effective interest rate on the notes is 15.5%.

      Also see Note 15 with respect to the estimated fair value of long-term debt.

8.    PREFERRED STOCK

      On July 2, 1997, the Company amended its Articles of Incorporation to authorize 1,000,000 shares of a new class of "blank check" preferred stock.

      On August 1, 1997, the Company authorized the issuance of up to 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a liquidation preference, subject to adjustment, of $100 per share and accrues cumulative dividends at an annual rate of 8% of the liquidation preference. Dividends are payable quarterly at the Company's option in cash or in common stock. Payments to holders of shares of the Convertible Preferred with respect to liquidation or dividends must be made prior to any payments to the holders of shares of the Company's common stock. The Convertible Preferred has no voting rights, except as required by applicable law. The Convertible Preferred may also be converted into common stock, at the holder's option, commencing one year after issuance at the conversion rate of $1.125 per share of Common Stock and is automatically converted into Common Stock three years after issuance at the same conversion rate of $2.50 per share of Common Stock. As of December 31, 1997, the Company had received gross proceeds of $1,625,000 from the issuance and sale of 16,250 shares of Convertible Preferred pursuant to a private placement offering underwritten by Berthel and received an additional $50,000 in gross proceeds in the first quarter of 1998 from the issuance of 500 shares of Convertible Preferred.

      On February 26, 1998, the Company agreed to issue 2,170 shares of Convertible Preferred to an affiliate of Berthel in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions currently owed. This transaction was completed and the shares issued on June 19, 1998.

9.    COMMON STOCK WARRANTS

      The Company has the following common stock warrants outstanding (all of which are currently exercisable) at December 31, 1998:


                                          APPLICABLE
                                            COMMON    EXERCISE  EXPIRATION
                                            SHARES      PRICE      DATE

[S]                                         [C]       [C]          [C]
Issued with initial public offering         880,000   $   3.14     1999
Issued with initial public offering         160,000       3.07     2001
Issued with initial public offering          80,000       9.75     2001
Incomex Earn-Out Settlement (Note 4)        155,384       3.25     2003
Issued with note payable (Note 6)         1,486,000       1.75     2001
Issued with note payable (Note 6)           500,000       1.75     2001
Issued with note payable (Note 6)           604,000       3.25     2003
Issued with note payable (Note 6)            80,000       2.50     2003
Issued with stock rescission (Note 7)       229,279       1.12     2002
Issued with note payable (Note 6)             5,000       1.75     2001
Issued with note payable (Note 6)            25,000       1.75     2001
Issued with offering agreement (Note 6)      10,000       1.44     2001
Issued with short-term notes payable         15,000       1.44     2001
Issued with offering agreement (Note 6)     121,100       1.75     2001
Issued with consulting agreement             50,000       2.88     1999
Issued with consulting agreement             10,000       3.60     2003
Issued with consulting agreement             10,000       3.00     2003
                                          ---------
           Total outstanding              4,420,763
                                          =========

      The weighted average exercise price of the warrants was $2.48 and $3.48 and the weighted average remaining life of the warrants was 2.5 and 3 years at December 31, 1998 and 1997, respectively.

      The 880,000 common stock warrants were issued in conjunction with the initial public offering of the Company's common stock during 1996. Each warrant is exercisable to purchase one share of common stock at a price of $6.50 per share, subject to adjustment for dilutive issuances of stock. As a result of the anti-dilutive provision, the exercise price at December 31, 1998 was adjusted in accordance with the agreement to $3.14. The warrants are exercisable at any time after issuance and expire on October 21, 1999. The warrants are redeemable at the Company's option commencing 270 days after October 21, 1996 upon 30 days notice to holders at $.01 per warrant if the closing bid price of the common stock averages in excess of 110% of the exercise price of the warrants for a period of 20 consecutive trading days ending within 15 days of the notice of redemption.

      In connection with the offering during 1998 of promissory notes in a private placement underwritten by Berthel, the Company issued to Berthel warrants to purchase up to 121,100 shares of the Company's common stock at an exercise price of $1.75 per share and warrants to purchase up to 10,000 shares at an exercise price of $1.44 per share. The warrants expire, if not exercised, on March 31, 2001.

      In conjunction with the initial public offering, the Company sold to the underwriters, warrants to purchase 160,000 shares at $3.07 and 80,000 shares at $9.75, as adjusted, (the "Underwriters Warrants"), subject to adjustment for dilutive issuances of stock. The Underwriters Warrants are exercisable on October 21, 1997 or at any time thereafter for a period of four years from October 21, 1997.

      During 1996, the Company entered into a consulting agreement (the "Agreement") with a consultant to provide advisory services to the Company. In addition, pursuant to the Agreement, the consultant received a warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $2.88 per share. The Company assigned a fair value of $100,000 to the warrant. The warrant expires, if not exercised, on December 20, 1999.

10.   STOCK OPTION PLANS

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

      A summary of stock option activity under the 1993 Plan during the years ended December 31, 1998 and 1997, is summarized as follows:

                                          WEIGHTED
                                          AVERAGE
                                          EXERCISE    OPTION PRICE
                                           PRICE       PER SHARE       SHARES

        Balance at January 1, 1997         $ 1.81     $      1.81     137,744
          Granted                                            2.88      96,208
          Granted                                            4.00       6,000
          Granted                                            3.25      18,000
          Cancelled                                          1.81     (25,523)
          Cancelled                                          4.00      (4,000)
          Cancelled                                          3.25      (3,000)
          Cancelled                                          2.88      (1,500)
                                           ------     -----------     -------
        Balance at December 31, 1997       $ 2.51     $1.81-$4.00     223,929
          Granted                                            2.00      30,927
          Cancelled                                          3.25      (1,000)
          Cancelled                                          2.00     (13,255)
                                           ------     -----------     -------
        Balance at December 31, 1998       $ 2.04     $1.81-$4.00     240,601
                                           ======     ===========     =======


      At December 31, 1998, options for 163,026 shares were exercisable (172,779 at December 31, 1997), an additional 31,928 shares were available for future grants and the weighted average remaining life of the options outstanding was five years. The Company has reserved 272,529 shares of common stock in connection with the 1993 Plan at December 31, 1998 and 1997.

      During 1997, the Company completed the development of the Murdock Communications Corporation 1997 Stock Option Plan (the "1997 Stock Option Plan"). During 1998, the Company amended the number of shares allocated to 1,727,471. The 1997 Stock Option Plan is also administered by the Compensation Committee of the Board of Directors which determines to whom the options will be granted. The 1997 Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options to executives or other key employees of the Company. The exercise price of the stock options granted under the 1997 Stock Option Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of the grant of each option for incentive stock options. Each option shall be for a term not to exceed ten years after the date of grant for non-employee directors and five years for certain shareholders. Options cannot be exercised until the vesting period, if any, specified by the Compensation Committee has expired.

      A summary of stock option activity under the 1997 Stock Option Plan for the years ended December 31, 1998 and 1997, is as follows:


                                        WEIGHTED
                                        AVERAGE
                                        EXERCISE     OPTION PRICE
                                         PRICE         PER SHARE       SHARES


        Balance at January 1, 1997      $    -     $       -             -
          Granted                                         3.25        225,629
          Granted                                         4.16         10,000
          Granted                                         3.13         20,000
                                        ------     -----------      ---------
        Balance at December 31, 1997    $ 3.28     $3.13-$4.16        255,629
          Granted                                    2.25-3.50        400,000
          Granted                                         3.13         17,000
          Granted                                         2.81        165,000
          Granted                                         2.75        535,000
          Granted                                         2.00          4,073
          Granted                                         2.25        225,629
          Cancelled                                       3.25       (225,629)
          Cancelled                                       2.00         (1,745)
                                        ------     -----------      ---------
        Balance at December 31, 1998    $ 2.65     $2.00-$4.16      1,374,957
                                        ======     ===========      =========


      Compensation expense of none and $10,000 was recorded in connection with the grant of these options for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, options for 893,561 shares were exercisable (25,000 at December 31, 1997), an additional 352,514 shares were available for future grants and the weighted average remaining life of the options outstanding was 6 years. The Company has reserved 1,727,471 shares of common stock in connection with the 1997 Stock Option Plan at December 31, 1998.

      The Company accounts for stock option grants and awards to employees using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for 1998 and 1997 options consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net loss and net loss per share would have been the pro forma amounts indicated below:



                                                       1998            1997

         Net loss attributable to
           common shareholders       As reported   $  (348,851)   $(7,935,015)
                                     Pro forma      (2,348,214)    (8,073,015)

         Net loss per common share   As reported   $      (.06)   $     (1.89)
                                     Pro forma            (.43)         (1.92)

      The weighted average fair values at date of grant for options granted during 1998 and 1997 were estimated to be $1,999,400 and $138,000, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: ten years expected life; stock volatility of 153% in 1998 and 51% in 1997; risk-free interest rate of 6% in 1998 and 1997; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in 1998 and 1997 only. The pro forma amounts for compensation cost may not be indicative of the effects on net loss and net loss per share for future years.

11.   INCOME TAXES

      The provision for income taxes consisted of the following for the years ended December 31, 1998 and 1997:

                                                           1998          1997
      Current:
        Federal                                        $     --       $      --
        State                                               74,466          5,402
                                                       -----------    -----------
                 Total                                 $    74,466    $     5,402
                                                       ===========    ===========



      The provision for income taxes for the years ended December 31, 1998 and 1997 is less than the amounts computed by applying the statutory federal income tax rate of 34% to the loss before income taxes due to the following items:

                                                           1998          1997
      Computed expected amount                         $   (34,000)   $(2,684,200)
      Amortization of goodwill                             295,100           --
      Meals and entertainment                               11,200          8,000
      Officer's life insurance                               5,700          8,600
      State income taxes, net of federal tax benefit        74,466          3,500
      Change in valuation allowance                       (278,000)     2,669,502
                                                       -----------    -----------
        Income tax provision                           $    74,466    $     5,402
                                                       ===========    ===========



      At December 31, 1998 the Company has net operating loss carryforwards for federal income tax purposes of approximately $13 million ($11 million at December 31, 1997) to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2013.

      Certain restrictions under the Tax Reform Act of 1986, caused by a change in ownership resulting from sales of common stock, limit the annual utilization of net operating loss carryforwards. The initial public offering of the Company's common stock during 1996 resulted in such a change in ownership. The Company estimates that the post-change taxable income that may be offset with the pre-change net operating loss carryforward of approximately $4.5 million will be limited annually to approximately $600,000. The annual limitation may be increased for any built-in gains recognized within five years of the date of the ownership change.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                1998              1997
Deferred tax assets:
  Current:
    Allowance for doubtful accounts receivable                $   150,000    $    49,000
                                                              -----------    -----------

  Noncurrent:
    Intangible asset amortization and valuation allowance         213,000        227,000
    Differences in net book value of property and equipment       700,000        999,000
    Capital lease adjustment                                      242,000      1,134,000
    Deferred income                                                  --           19,000
    Carryforward of net operating loss                          4,917,000      4,072,000
                                                              -----------    -----------
                                                                6,072,000      6,451,000
                                                              -----------    -----------
Total deferred tax assets                                       6,222,000      6,500,000
Valuation allowance for deferred tax assets                    (6,222,000)    (6,500,000)
                                                              -----------    -----------
Net deferred tax assets                                       $      --      $      --
                                                              ===========    ===========



      A valuation allowance for the entire balance of deferred tax assets has been recorded because of uncertainty over their future realization.

12.   COMMITMENTS AND CONTINGENCIES

      The Company is obligated under long-term capital leases for telecommunication equipment. Substantially all of the leases are with Berthel and have been capitalized and are personally guaranteed by the Company's Chairman of the Board. The Company is responsible for all property taxes, maintenance and insurance. The Company also leases certain of its facilities under operating leases. At December 31, 1998, future minimum rental payments on lease obligations are as follows:


                                                             CAPITAL LEASES
                                               ----------------------------------------  OPERATING
                                                  BERTHEL       OTHER        TOTAL         LEASES
      Years ending December 31:
         1999                                   $1,351,929   $   11,646   $1,363,575   $   91,325
         2000                                    1,351,929        2,608    1,354,537       42,294
         2001                                    1,232,304          997    1,233,301       10,951
         2002                                    1,064,828           --    1,064,828        9,780
         2003                                      177,472           --      177,472        7,742
                                                ----------   ----------   ----------   ----------
         Minimum rental payments                 5,178,462       15,251    5,193,713   $  162,092
                                                                                       ==========
         Less amounts representing interest      1,190,555        1,327    1,191,882
                                                ----------   ----------   ----------
                                                 3,987,907       13,924    4,001,831

         Less amounts due within one year          858,102       10,652      868,754
                                                ----------   ----------   ----------
         Capital lease obligations due
          after one year                        $3,129,805   $    3,272   $3,133,077
                                                ==========   ==========   ==========

      As of December 31, 1998, the Company was current on all lease payments to Berthel. However, subsequent to year end, the Company has not made the February 1999 and March 1999 payments. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of March 22, 1999.

      Rent expense under operating leases for the years ended December 31, 1998 and 1997 was $30,196 and $32,921, respectively.

      As of February 27, 1998, the Company entered into an agreement with Berthel to provide $700,000 of lease financing. The financing bears interest at 14%. In connection with the lease financing, warrants to purchase 350,000 shares of the Company's common stock were issued at an exercise price of $1.44 per share. As of June 30, 1998, Berthel funded the entire $700,000 of lease financing. These warrants were exercised on December 31, 1998.

      On September 30, 1997, the Company modified its existing lease agreements with Berthel by deferring the July and August 1997 lease payments and increasing the remaining future minimum rental payments for the payments deferred.

      During 1997, with an effective date of February 28, 1998, the Company further modified its existing lease agreements with Berthel by deferring the October 1997 through February 1998 lease payments until the end of the lease term as additional payments. Total monthly lease payments are $41,850 from March 1998 through July 1998 and $88,736 per month until February 2003. In connection with these modifications, the Company agreed to issue warrants to Berthel for 750,000 shares of common stock of the Company, at an exercise price of $1.44 per share. The Company assigned a fair value of $157,000 to the warrants, that has been capitalized as deferred lease restructuring costs. These warrants were exercised on December 31, 1998.

      The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees and Strategica Capital Corporation ("Strategica") was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including PIC. The proceeding does not specify a dollar amount of damages. The contempt motion was denied by the Bankruptcy Court on November 4, 1998. Strategica filed a motion for rehearing on November 16, 1998, which was denied by the Bankruptcy Court on December 2, 1998. Strategica filed a notice of appeal of the adverse ruling on December 11, 1998. PIC filed a motion for attorneys' fees and costs on November 24, 1998, and a hearing was conducted by the Bankruptcy Court on January 28, 1999 with respect to PIC's motion. Strategica's appeal and PIC's motion for attorneys' fees and costs are both currently pending. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

      Incomex and EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, have commenced an arbitration proceeding to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claims that Incomex is in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. This matter is scheduled for an arbitration hearing on April 21, 1999. Eilco is seeking the amount due on the loan and additional damages which may be in excess of $1,000,000 plus attorney fees. The Company's position is that it owes only the amount due on the loan and is not in violation of the covenants. Accordingly, the Company has not recorded any loss in the consolidated financial statements with respect to this matter in excess of the amount due on the loan. No assurance can be given as to the ultimate outcome of this matter.

      On July 20, 1998, Operator Communications, Inc. ("Oncor") filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex, and an unrelated third party. Oncor alleges that the defendants improperly terminated a long distance service agreement with Oncor and claims damages based on amounts which Oncor alleges to have advanced to the Company, lost profits for the period in which the Company is alleged to have breached the contract, attorneys' fees and for interference with contractual relations in an unspecified amount of not less than $100,000. The Company has asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. This case is at a preliminary stage and it is not possible to assess fully the merits of Oncor's claims. The Company intends to defend the claims against it and Incomex vigorously but no assurance can be given to the outcome of this matter. The Company has accrued $108,000 as a reserve in connection with this matter at December 31, 1998 in accordance with SFAS No. 5 "Accounting for Contingencies." There can be no assurance that the loss, if any, will not exceed the reserve established by the Company

      W.B. McKee Securities, Inc. ("McKee") filed suit against the Company in U.S. District Court for the District of Arizona alleging breach of an investment banking agreement relating to finders' fees for the PIC/ATN acquisition. The Company and McKee entered into a settlement agreement in the first quarter of 1999 with respect to this matter. Pursuant to the settlement, the Company has agreed to pay $100,000 to McKee in installments over a three-month period in return for a general release of all claims by McKee. The effectiveness of the settlement agreement and McKee's release is contingent on the timely payment by the Company of the settlement amount. The settlement amount of $100,000 has been accrued by the Company as of December 31, 1998.

      On October 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Thomas C. Chaplin, Chief Executive Officer and Guy O. Murdock, Chairman of the Board. Each of the Amended and Restated Employment Agreements has a term through December 31, 2001. Pursuant to the Amended and Restated Employment Agreements, Messrs. Chaplin and Murdock will receive base salaries of not less than $250,000 and $150,000, respectively. In addition, each of them will be eligible to participate in the Company's bonus plan and other executive compensation plans. Each Amended and Restated Employment Agreement contains a provision restricting competition with the Company for a period of two years following termination of employment. Mr. Chaplin's Amended and Restated Employment Agreement provides that if his employment is terminated by the Company for any reason other than for cause, Mr. Chaplin will be entitled to receive severance at an annual rate of $150,000 for two years, provided, however, that if his employment is terminated by the Company or by Mr. Chaplin for any reason within 180 days after a sale of the Company, Mr. Chaplin will be entitled to continuation of his then effective base salary for three years. Mr. Murdock's Amended and Restated Employment Agreement provides that if his employment is terminated by the Company for any reason, including for cause, Mr. Murdock will be entitled to receive severance at an annual rate of $150,000 for two years, provided, however, that if his employment is terminated by the Company or by Mr. Murdock for any reason within 180 days after a sale of the Company, Mr. Murdock will be entitled to continuation of his then effective base salary for three years.

      On January 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Colin P. Halford, President. The Amended and Restated Employment Agreement has a term through December 21, 2001 and provides that Mr. Halford will receive a base salary of not less than $150,000. In addition, Mr. Halford will be eligible to participate in the Company's bonus plan and other executive compensation plans. The Amended and Restated Employment Agreement contains a provision restricting competition with the Company for a period of two years following termination of employment. Mr. Halford's Amended and Restated Employment Agreement provides that if his employment is terminated by the Company for any reason, including for cause, Mr. Halford will be entitled to receive severance at an annual rate of $150,000 for two years, provided, however, that if his employment is terminated by the Company or by Mr. Halford for any reason within 180 days after a sale of the Company, Mr. Halford will be entitled to continuation of his then effective base salary for three years.

      On November 1, 1998, the Company and its wholly owned subsidiaries PIC and PIC-R entered into an Employment Agreement with Bonner B. Hardegree, Executive Vice President of PIC. The Employment Agreement has a three-year term, with automatic one-year renewals unless either party gives notice of termination at least one year in advance of the end of the term. Pursuant to the Employment Agreement, Mr. Hardegree will receive a base salary of not less than $144,000. In addition, Mr. Hardegree will be entitled to participate in the Company's bonus plans and other compensation plans and fringe benefits for executive officers. The Employment Agreement contains a provision restricting competition with the Company for a period of six months following termination of employment unless termination is by the Company without cause or by Mr. Hardegree for good reason. Mr. Hardegree's Employment Agreement provides that if his employment is terminated by the Company without cause or by Mr. Hardegree for good reason, Mr. Hardegree will be entitled to continuation of his then effective base salary for a period equal to the greater of (i) one year, or (ii) the remaining term of the Employment Agreement.

13.   RELATED PARTY TRANSACTIONS

      The Company conducts a significant amount of business with Berthel and other affiliated entities. Berthel provided lease and other financing services, including underwriting, to the Company. The Company also had an agreement with an entity owned by the Company's Chairman of the Board for the use of aircraft. The Company has also paid consulting expenses to a member of the Company's Board of Directors and had loans with related parties.

      On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by a minority shareholder. Revenues of $463,976 and $603,644 were generated for the years ended December 31, 1998 and 1997, respectively. Further, the Company had call processing receivables from the hotels included under the agreement of $135,983 and $79,500 at December 31, 1998 and 1997, respectively. The agreement provides for a set payment of $25,000 per month in commissions to be paid to the minority shareholder, until January 1, 1997, when the commission payment was increased to $30,000 per month for a period of 24 months. Also in conjunction with this agreement, effective from July 1, 1996 and through June 30, 1997, the Company paid an additional $6,000 per month to Berthel for commissions payable to the minority shareholder pursuant to a settlement of a dispute between Berthel and the minority shareholder.

      A summary of transactions with related parties for the years ended December 31, 1998 and 1997 is as follows:

                                                        1998          1997
      Consulting expense                                $ 73,630   $ 35,181
      Interest expense on related party notes payable    289,922     20,778
      Commissions to minority shareholder                360,000    360,000
      Interest expense on notes payable to Berthel       133,681     38,622
      Lease payments to Berthel                          840,415    491,175
      Commissions and related fees to Berthel            141,518    115,250
      Rental of aircraft                                    --       33,116

                                      F-34

14.   PROFIT SHARING PLAN

      The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 1998 and 1997.

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The estimated fair values of the Company's other significant financial instruments at December 31, 1998 and 1997 are as follows:



                                 1998                       1997
                       ------------------------   -----------------------
                         CARRYING      FAIR        CARRYING        FAIR
                          AMOUNT      VALUE         AMOUNT        VALUE

      Note receivable   $  806,229   $  806,229   $     --     $     --
      Long-term debt     3,858,324    3,367,119    4,795,473    4,795,473



16.   BUSINESS SEGMENT INFORMATION

      In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are structured into a decentralized organizational structure resulting in three stand-alone business units. While all three business units are engaged in the business of providing telecommunications services to hospitality and payphone businesses, they are managed separately largely due to a series of acquisitions the Company completed in 1997 and 1998, as discussed in Notes 3 and 4.

      The Company's three reportable segments are PIC/ATN, Incomex and MTS. The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services include, but are not limited to, live operator services, credit card billing services, automated collection and messaging delivery services, voice mail services, telecommunications consulting and providing carrier services for long-distance telecommunications companies. The incoming operator assisted calls are processed with the PIC/ATN operators on location. The Incomex business unit provides international operator services to hotels and payphone owners in Mexico on international calls from Mexico to the United States. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998.

      The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating units based on income (loss) from operations.

      Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts expressed in thousands). The "Other" column includes the effect of eliminating inter-business unit transactions.

                                                    MTS AND
                                PIC/ATN    INCOMEX CORPORATE   OTHER    TOTAL
        1998:
        Revenues                $24,094   $ 7,921   $ 5,262   $(3,289)  $33,988
        Income (loss) from
          operations              2,544     1,958    (2,596)              1,906
        Total assets              5,591     2,463    16,818    (2,194)   22,678
        Depreciation and
          amortization expense      436        12       771       629     1,848
        Capital expenditures        800       134       357               1,291

        1997:
        Revenues                  1,369               7,048               8,417
        Income (loss) from
          operations                 17              (7,064)             (7,047)
        Total assets              2,642               7,728      (984)    9,386
        Depreciation and
          amortization expense       73               2,070               2,143
        Capital expenditures        284                 357                 641


      Financial information relating to the Company's operations by geographic area was for the years ended December 31, 1998 and 1997 as follows (amounts expressed in thousands):


                                                               1998       1997

        Revenues:
          United States                                       $26,009   $ 8,417
          Mexico                                                7,921      --
          Canada                                                   58      --
                                                              -------   -------
                   Total                                      $33,988   $ 8,417
                                                              -------   -------

        Long-lived assets (excluding investments):
          United States                                       $15,719   $ 7,883
          Mexico                                                1,704      --
                                                              -------   -------
                   Total                                      $17,423   $ 7,883
                                                              =======   =======

17.   INVESTMENTS

      During 1998, the Company reached an agreement to invest in ACTEL Integrated Communications, Inc. ("ACTEL") of Mobile, Alabama. As of December 31, 1998, the Company had invested $694,067, and from January 1, 1999 through March 22, 1999, had invested an additional $586,000. On March 10, 1999, the Company and ACTEL entered into an Investment Agreement whereby, the Company receives one share of Series A Convertible Preferred Stock for every dollar invested. Each Series A Convertible Preferred Stock earns a 10% dividend and may be converted to 1.46 shares of common stock at any time on or before March 10, 2002 at the option of the Company.

      ACTEL, based in Mobile, Alabama, will provide local exchange communications services as a facility-based carrier. ACTEL has received public service approval to become a competitive local exchange carrier in both Louisiana and Alabama and will begin to offer voice and data communications services to medium and small businesses in April 1999. Initially, resale service will commence in Mobile, Alabama and in New Orleans, Louisiana, through an interconnect agreement with Bell South. An advanced Lucent AnyMedia(TM) MultiService Module is being installed in Mobile. It will enable proprietary retail services to be provided to the Mobile, Alabama market later this spring. At that time ACTEL will own its local service lines, sell monthly services and become a facility-based carrier providing proprietary voice and data services to the targeted market of medium and small businesses.

      During 1998, the Company reached an initial lending/investment agreement with AcNET de C.V. ("AcNet") of Mexico. As of December 31, 1998, the Company had invested $806,229, and from January 1, 1999 through March 22, 1999, had invested an additional $403,000. The initial agreement in August 1998 provided for an option to purchase 49% of AcNet for $2 million. The option was renewed beyond the original October 1998 expiration and revised in March 1999 to the following: the Company may lend up to $2 million to AcNet on a 10% note and convert the note to preferred stock that earns 20% of the earnings of AcNet, as defined in the agreement. The preferred stock may be redeemed by AcNet for 120% of its face value plus any accumulated dividends. Additionally, the Company possesses an option to acquire 49% of the common stock of AcNet in exchange for 450,000 shares of the Company's common stock and the guarantee by the Company of certain debt of AcNet by March 30, 1999. As of March 22, 1999, no amounts had been guaranteed by the Company. The option extends through July 31, 1999.

      AcNet provides internet services and network services to businesses, governments and consumers in Mexico by authority of concessions provided by the Mexican government. As of March 1999, AcNet provided internet services to over 13,000 customers and network services to several of the major corporations in Mexico generating annualized revenues of approximately $1.5 million.

18.   SUBSEQUENT EVENT

      During the first quarter of 1999, the Company received proceeds of $1,500,000 from the issuance of promissory notes to related parties. The notes bear interest at 14% and the accrued interest and principal are due on November 30, 1999. Warrants to purchase 300,000 shares of the Company's common stock were issued in relation to the promissory notes at an exercise price of $3.25 per share.