Form 10QSB
period 1999-03-31
MURDOCK COMMUNICATIONS CORP
filed 1999-05-18
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

                            OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______ to _________


                        Commission File Number 000-21463
                                               ----------

                       Murdock Communications Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Iowa                                              42-1337746
           ----                                              ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

                 1112 29th Avenue S.W., Cedar Rapids, Iowa 52404
                 ----------------------------------------------
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

               Yes          X               No
                         --------                 --------

On March 31, 1999, there were outstanding 10,329,867 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):
               Yes                          No        X
                         --------                 --------

                       MURDOCK COMMUNICATIONS CORPORATION

                                   FORM 10-QSB

                                 March 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                          Page

Item 1.          Consolidated Balance Sheets as of March 31, 1999 and December 31,
                 1998.................................................................     3

                 Consolidated Statements of Operations for the Three Months Ended
                 March 31, 1999 and 1998..............................................     5

                 Consolidated Statement of Cash Flows for the Three Months Ended
                 March 31, 1999 and 1998..............................................     6

                 Notes to Consolidated Financial Statements...........................     7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................    12

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings....................................................    18

Item 2.          Changes in Securities and Use of Proceeds............................    18

Item 5.          Other Information....................................................    18

Item 6.          Exhibits and Reports on Form 8-K.....................................    18

                 Signatures...........................................................    20

PART I   FINANCIAL INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                                                MARCH 31, 1999        DECEMBER 31, 1998
                                                                                --------------        -----------------
                                                                                 (Unaudited)

ASSETS
CURRENT ASSETS

       Cash                                                                    $        220                $    1,722
       Accounts receivable, less allowance for doubtful accounts:                     3,286                     1,752
       Prepaid expenses and other current assets                                        677                       281
                                                                               ------------               -----------
                   TOTAL CURRENT ASSETS                                               4,183                     3,755



PROPERTY AND EQUIPMENT

       Land and building                                                              1,226                     1,172
       Telecommunications equipment                                                   9,093                     9,013
       Furniture and equipment                                                          697                       748
                                                                               ------------               -----------
                                                                                     11,016                    10,933
              Accumulated depreciation                                               (8,270)                   (8,097)
                                                                               ------------               -----------
                                                                                      2,746                     2,836
              Telecommunications equipment under capital lease, net of
                accumulated amortization : 1999 - $3,349; 1998 - $3,326                 159                       182
                                                                               ------------               -----------
                  PROPERTY AND EQUIPMENT, NET                                         2,905                     3,018

OTHER ASSETS
       Goodwill - net of accumulated amortization:  1999 - $1,028; 1998 -
       $697                                                                          11,316                    11,644
       Cost of purchased site contracts, net of accumulated amortization:               140                       174
       1999 - $703; 1998 - $670
       Other intangible assets, net of accumulated amortization:                        602                       659
                 1999 - $463; 1998 - $348
       Investments, at cost                                                           3,039                     1,500
       Prepaid commissions                                                            1,809                     1,704
       Other noncurrent assets                                                          110                       224
                                                                               ------------               -----------
                  TOTAL OTHER ASSETS                                                 17,016                    15,905
                                                                               ------------               -----------

TOTAL                                                                          $     24,104                $   22,678
                                                                               ============                ==========



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      March 31, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                                             MARCH 31, 1999    DECEMBER 31, 1998
                                                                             --------------    -----------------
                                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes payable                                                           $    8,913        $   7,401
       Accounts payable                                                             2,165            1,205
       Accrued expenses                                                             1,413            2,059
       Current portion of capital lease obligation principally with a
       related party                                                                  875              869
       Current portion of long-term debt with related parties                         512              829
                  Current portion of long-term debt, others                           214              199
                                                                               ----------        ---------
              TOTAL CURRENT LIABILITIES                                            14,092           12,562

LONG-TERM LIABILITIES
       Capital lease obligations principally with a related party, less
       current portion                                                              3,055            3,133
       Long-term debt with related parties, less current portion                    1,938            2,105
       Long-term debt, others, less current portion                                   746              725
       Accumulated losses of joint venture in excess of initial investment             53               61
       Deferred income                                                                 14               15
                                                                               ----------        ---------
                  TOTAL LIABILITIES                                                19,898           18,601
                                                                               ----------        ---------

SHAREHOLDERS' EQUITY
       8% Series A Convertible Preferred Stock, $100 stated value:
         authorized 50,000 shares; issued and outstanding:  1999
         and 1998 - 18,920 shares ($1,892 liquidation value)
                                                                                    1,844            1,837
       Common stock, no par or stated value:  Authorized - 20,000,000 shares; issued and outstanding:  1999 and 1998 -
         10,329,867 shares                                                         19,835           19,835
       Common stock warrants:  Issued and outstanding:  1999 -                        525              438
         4,740,763; 1998 - 4,420,763
       Additional paid-in capital                                                     134              134
       Accumulated deficit                                                        (18,132)         (18,167)
                                                                               ----------        ---------
                  TOTAL SHAREHOLDER'S EQUITY                                        4,206            4,077
                                                                               ----------        ---------
TOTAL                                                                          $   24,104       $   22,678
                                                                               ==========       ==========



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1999 and 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                     THREE MONTHS ENDED MARCH 31
                                                                      1999              1998
                                                                ------------------ ----------------
REVENUES
       Call processing                                           $      9,940            $      5,363
       Other revenues                                                     847                     326
                                                                 ------------            ------------
                  TOTAL REVENUES                                       10,787                   5,689

COSTS OF SALES
       Call processing                                                  6,978                   3,453
       Other cost of sales                                                423                     110
       Nonstandard international bad debt expense                         141                      --
                                                                 ------------            ------------
                  TOTAL COST OF SALES                                   7,542                   3,563
                                                                 ------------            ------------
GROSS PROFIT                                                            3,245                   2,126

OPERATING EXPENSES
       Selling, general and administrative expenses                     1,796                   1,610
       Depreciation and amortization expense                              582                     458
                                                                 ------------            ------------
                  TOTAL OPERATING EXPENSES                              2,378                   2,068
                                                                 ------------            ------------
INCOME FROM OPERATIONS                                                    867                      58

NON-OPERATING INCOME (EXPENSE)
       Interest expense, net                                             (747)                   (446)
       Other income                                                         1                      35
                                                                 ------------            ------------
                  TOTAL NON-OPERATING INCOME (EXPENSE)                   (746)                   (411)
                                                                 ------------            ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  JOINT VENTURE LOSS                                                      121                    (353)

  Loss from joint venture                                                  --                     (63)
  Income tax expense                                                      (37)                     (6)
                                                                 ------------            ------------
NET INCOME (LOSS)                                                          84                    (422)
DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE                        (49)                    (41)
       PREFERRED STOCK


                                                                 ============            ============
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS
                                                                 $         35            $       (463)
                                                                 ============            ============
BASIC NET INCOME (LOSS) PER COMMON SHARE                         $         --            $      (0.10)
                                                                 ============            ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   10,329,867               4,720,661
                                                                 ============            ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE
                                                                 $         --            $       (.10)
                                                                 ============            ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 12,163,994               4,720,661
                                                                 ============            ============



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31
                                                                                           1999           1998
                                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                      $         84    $      (422)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS
       FROM OPERATING ACTIVITIES:
       Depreciation and amortization                                                            582            456
       Noncash interest expense                                                                 124             22
       Loss from joint venture                                                                    -             60
       Changes in operating assets and liabilities
         Receivables                                                                         (1,534)        (1,004)
         Other current assets                                                                  (369)            30
         Prepaid commissions                                                                   (105)             -
         Other noncurrent assets                                                                114             16
         Accounts payable                                                                       960            258
         Accrued expenses                                                                      (688)           194
         Deferred income                                                                         (1)           (13)
                                                                                       ---------------------------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES                                     (833)          (403)

CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                      (84)          (135)
       Cash paid for investments                                                             (1,547)            (1)
                                                                                       ---------------------------
                  NET CASH FLOWS FROM INVESTING ACTIVITIES                                   (1,631)          (136)

CASH FLOW FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations, primarily to a related party                      (72)             -
       Proceeds from capital lease obligations with a related party                               -            492
       Borrowings on notes payable                                                            1,650            122
       Borrowings on long-term debt with a related party                                          -            400
       Borrowings on long-term debt, others                                                     141              -
       Payments on notes payable                                                               (138)             -
       Payments on long-term debt with related parties                                         (493)          (271)
       Payments on long-term debt, others                                                      (106)             -
       Proceeds from issuance of 8% Series A Convertible Preferred Stock                          -             50
       Dividends on 8% Series A Convertible Preferred Stock                                       -            (21)
       Payments on offering costs costs and origination fees                                    (20)           (13)
                                                                                       ---------------------------
                  NET CASH FLOW FROM FINANCING ACTIVITIES                                       962            759

                                                                                       ---------------------------
NET INCREASE (DECREASE) IN CASH                                                              (1,502)           220

CASH AT BEGINNING OF PERIOD                                                                   1,722            316

                                                                                       ---------------------------
CASH AT END OF PERIOD                                                                  $        220    $       536
                                                                                       ===========================

SUPPLEMENTAL DISCLOSURES
       Cash paid during the period for interest, principally to a related party        $        359    $       390
       Cash paid during the period for income taxes                                              29              6





          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB (Commission File # 00-21463) as filed with the Securities and Exchange Commission on March 31, 1999.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18.1 million, and current liabilities exceed current assets by $9.9 million at March 31, 1999. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-KSB (Commission File # 00-21463) for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.

RECLASSIFICATIONS

Certain amounts in the 1998 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the accounts of Priority International Communications, Inc. and ATN Communications, Incorporated ("PIC/ATN") and effective February, 1998, the accounts of Incomex, Inc. ("Incomex"), the Company's wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2. NOTES PAYABLE AND LONG-TERM DEBT

During the first quarter of 1999, the Company received proceeds of $1,500,000 from the issuance of promissory notes to related parties. The notes bear interest at 14% with accrued interest and principal due on November 30, 1999. Warrants to purchase 300,000 shares of the Company's common stock were issued in relation to the promissory notes at an exercise price of $3.25 per share. The Company has assigned a fair value of $60,000 to the warrants, that has been capitalized as deferred loan costs and are being written off over the life of the notes.

As of March 31, 1999 the Company had an unpaid balance past due to an affilate of Berthel Fisher & Company (collectively with its subsidiaries and their affiliated leasing partnerships, "Berthel") of approximately $266,000. The unpaid balance is in violation of certain of the covenants in the Berthel lease agreements. Berthel has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

As of March 31, 1999 the Company was past due on a $400,000 note payable to a financial institution and $2 million of notes payable to individuals. As of the date of this report, the financial institution has not made a demand for the $400,000 note. Effective April 1, 1999, as provided for in the terms of the notes, the interest rate on the $2.0 million of past due notes payable to individuals increased from 14% to 18%. While not required by the terms of the notes, the Company solicited from the note holders signed agreements to extend the notes to June 30, 1999.

The Company currently anticipates paying all past due debt with the proceeds from the proposed credit facility (as discussed in Note 7) upon closing.

3. INCOME TAX EXPENSE

The provision for income taxes consisted of the following for the periods ended March 31, 1999 and 1998:


Current:                                                  1999          1998
                                                          ----          ----
            Federal                                      $   -        $   -
            State                                         37,500        5,821


At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

4. CONTINGENCIES AND LEGAL PROCEEDINGS

Incomex has commenced an arbitration proceeding against EILCO Leasing Services, Inc.("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claims that Incomex is in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputes these claims and initiated the arbitration proceedings to resolve the dispute. An arbitration hearing with respect to this matter commenced on April 21, 1999. Eilco is seeking the amount due on the loan and additional damages which may be in excess of $1,000,000 plus legal fees. The Company's position is that the Company owes, at the most, the principal balance due on the loan and is not in violation of any of the covenants. The Company intends to defend the claims vigorously, but can not make any assurances as to the outcome of this matter. No loss has been recorded in the consolidated financial statements with respect to the matter in excess of the amount due on the loan.

On July 20, 1998, Oncor Communications, Inc. ("Oncor") filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex and an unrelated third party. Oncor alleged that the defendants improperly teminated a long distance service agreement with Oncor and claimed damages based on amounts which Oncor alleged to have advanced to Incomex, lost profits for the period in which the Company was alleged to have breached the contract, attorneys' fees and for interference with contractual relations in an unspecified amount. The Company asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. On April 21, 1999 an agreement was reached with Oncor to settle this claim. Under the settlement, the Company paid $150,000 to Oncor in return for a release by Oncor of its claims. Such liability was accrued as of March 31, 1999.

5. INVESTMENTS

During 1998, the Company reached an agreement to invest in ACTEL Integrated Communication, Inc. ("ACTEL") of Mobile, Alabama. As of March 31, 1999, the Company had invested $1,676,711, and from April 1, 1999 through May 10, 1999 had invested an additional $980,000.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. ("AcNet") of Mexico. As of March 31, 1999, the Company had invested $1,361,974, and from April 1, 1999 through May 10, 1999 had invested an additional $563,258.

6. COMMON STOCK WARRANTS

In accordance with the anti-dilutive provisions contained in the common stock warrants issued in connection with the Company's initial public offering, the number of shares issuable upon exercise of the warrants has increased as follows:


           Warrants                 Applicable
      (Previously convertible         Common         Exercise       Expiration
      on a one-for-one basis)         Shares          Price           Date
      -----------------------       ----------       --------       ----------
            880,000                  1,819,918        $3.14            1999
            160,000                    338,762         3.07            2001
             80,000                    149,755         9.75            2001

7. BUSINESS SEGMENT INFORMATION

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are structured into a decentralized organizational structure resulting in three stand-alone business units. While all three business units are engaged in the business of providing telecommunications services to hospitality and payphone businesses, they are managed separately largely due to a series of acquisitions the Company completed in 1997 and 1998.

The Company's three reportable segments are PIC/ATN, Incomex and Murdock Technology Services ("MTS"). The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services include, but are not limited to, live operator services, credit card billing services, automated collection and messaging delivery services, voice mail services, telecommunications consulting and providing carrier services for long-distance telecommunications companies. The incoming operator assisted calls are processed with the PIC/ATN operators on location. The Incomex business unit provides international operator services to hotels and payphone owners in Mexico on international calls from Mexico to the United States. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998.

The accounting policies of the reportable segments are the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table as of and for the three months ended March 31, 1999 and 1998 (amounts expressed in thousands). The "Other" column includes the effect of corporate related items and eliminating inter-business unit transactions.

                                                   PIC/ATN        INCOMEX          MTS        OTHER          TOTAL

1999
Revenues                                            $7,021         $2,940      $ 1,246     $  (420)         $10,787
Income (loss) from operations                        1,027            813          (74)       (899)             867
Total assets                                         5,674          3,340        2,794      12,296           24,104
Depreciation and amortization expense                  116              4          134         328              582
Interest expense, net                                  152             70          172         353              747
Capital expenditures                                    16              4           64           -               84

1998
Revenues                                             3,197          1,832        1,402        (742)           5,689
Income (loss) from operations                          218            511         (273)       (398)              58
Total assets                                         2,977          2,402        2,928       4,000           12,307
Depreciation and amortization expense                   96              3          240         119              458
Interest expense, net                                   76             74          131         165              446
Capital expenditures                                    18              -          117           -              135


Financial information relating to the Company's operations by geographic area as of and for the three months ended March 31, 1999 and 1998 was as follows (amounts expressed in thousands):



                                                       1999              1998
Revenues:
     United States                                   $ 7,822           $ 3,857
     Mexico                                            2,940             1,832
     Canada                                               25                --
                                                     -------           -------

              Total                                  $10,787           $ 5,689
                                                     =======           =======
Long-lived assets (excluding investments):
     United States                                   $15,178           $17,423
     Mexico                                            1,704                --
                                                     -------           -------

             Total                                   $16,882           $17,423
                                                     =======           =======

8. SUBSEQUENT EVENTS

In April of 1999, the Company received proceeds of $1,625,000 from the issuance of promissory notes to related parties. The notes bear interest at 18% and the accrued interest and principal are due on November 30, 1999.

The Company also received proceeds of $500,000 of financing from a financial institution. The note bears interest at 10.5% and the accrued interest and principal are due on demand, or if no demand is made, on March 30, 2000.

In April, 1999, the Company entered into a loan commitment letter with a major lending institution for a senior secured credit facility of up to $25 million. If this facility is completed, the Company plans to use these funds for repayment of certain debt, future investment opportunities and general operational needs. Because there are significant conditions remaining to be satisfied with respect to the proposed facility, including the negotiation of definitive loan documents, there can be no assurance that the Company will complete this credit facility, or, if completed, that the terms of the credit facility will be as presently contemplated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within.

RESULTS OF OPERATIONS - The information for the three months ended March 31, 1998 in the following analysis includes the statement of operations data of Incomex after the consummation of the Incomex acquisition effective February, 1998

Comparison of Three Months Ended March 31, 1999 and 1998
--------------------------------------------------------

REVENUES - Consolidated revenues increased $5.1 million, or 90%, to $10.8 million for the three months ended March 31, 1999 from $5.7 million for the three months ended March 31, 1998. Revenues from PIC/ATN increased $4.2 million to $7.0 million for the three months ended March 31, 1999 due to an increase in the number of telephone numbers processed by the Operator Service Center. Revenues from Incomex increased $1.1 million to $2.9 million for the three months ended March 31, 1999. The increase was primarily due to an increase in the number and quality of rooms under contract with Mexican resort hotels and the fact that Incomex results for the prior year period only reflect two months following its acquisition effective February, 1998. Revenues from MTS declined $155,000 to $1.2 million for the three months ended March 31, 1999. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $0.7 million for the three months ended March 31, 1998 to none for the three months ended March 31, 1999 as the Company ended the Lodging Partnership Agreement in October 1998. For the twelve months ended December 31, 1998, the Company recognized revenues of $2.0 million and marginal net profits from the AT&T agreement. These revenues and net profits will not be present in the future. MTS has replaced a substantial portion of this revenue stream in the three months ended March 31, 1999 with revenues from its TeleManager services and other income.

COST OF SALES - Consolidated cost of sales increased $3.9 million, or 108%, to $7.5 million for the three months ended March 31, 1999 from $3.6 million for the three months ended March 31, 1998. Consolidated cost of sales, as a percentage of revenues, was 69.9% for the three months ended March 31, 1999 compared to 62.6% for the three months ended March 31, 1998. The increase was primarily attributable to the PIC/ATN segment which experienced higher cost of sales as a percentage of revenues due to a $256,000 reclassification of certain operator center costs in the current period from selling, general and administrative expense to cost of sales, higher commission expenses and additional revenues from international traffic beginning in the second half of 1998 that generate approximately the same dollar volume of gross profit per call as domestic traffic but significantly higher cost of sales as a percentage of revenues.

The Company recorded a nonstandard charge of $141,000 for the three months ended March 31, 1999 in addition to the $390,000 recorded for the three months ended December 31, 1998. This charge is a result of a dispute in collection procedures and policies with a billing and collection processor of Incomex. Incomex has changed vendors and does not expect a recurrence of this issue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expenses increased $186,000 to $1.8 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998. Excluding the impact of the $256,000 reclassification of certain operator center costs in the current period from selling, general and administrative expense to cost of sales, consolidated selling, general and administrative expenses increased $442,000, or 28%. Selling, general and administrative expense, as a percentage of revenues, was 16.7% for the three months ended March 31, 1999 compared to 28.3%, adjusted for the operator center costs reclassification, for the three months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization increased $124,000, or 27%, to $582,000 for the three months ended March 31, 1999 from $458,000 for the three months ended March 31, 1998. The increase is primarily the result of the PIC Earn-Out settlement and the Incomex Earn-Out settlement recorded in the fourth quarter of 1998 in which the Company recorded additional goodwill of $4.4 million which is being amortized over the remaining life of the original goodwill. This will continue to result in higher amortization expenses in future periods.


INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $301,000, or 67.5%, to $748,000 for the three months ended March 31, 1999 from $446,000 for the three months ended March 31, 1998. The increase was primarily due to additional debt incurred related to the investments in ACTEL and AcNet, the costs associated with the acquisition of PIC/ATN and Incomex and general working capital purposes. As a result, higher interest expense will continue in future periods.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's current liabilities of $14.1 million exceeded current assets of $4.2 million resulting in a working capital deficit of $9.9 million. During the three months ended March 31,1999, the Company used $833,000 in cash for operating activities, and used $1.6 million in investing activities. The Company received proceeds from new debt financing of $1.5 million and repaid borrowings on notes payable and made payments on capital lease obligations of $809,000. These activities resulted in a decrease in available cash of $1.5 million for the three months ended March 31, 1999.

The Company's long-term debt and capital lease obligations as of March 31, 1999, including the current portion thereof, totaled $16.3 million compared to $15.3 million at December 31, 1998. The Company's current debt and capital lease obligations as of March 31, 1999 totaled $10.5 million compared to $9.3 million at December 31, 1998.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. The Company currently makes monthly lease and debt payments of approximately $163,000 in the aggregate, pursuant to these financing arrangements. As of March 31, 1999, the Company had not made the February and March 1999 payments. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

From the start of 1999 through the date of this report, the Company raised $3.7 million from debt financings. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, debt obligations and investments in acquisitions in 1999. The Company currently estimates that it will need at least $6.3 million in debt or equity financings in 1999 in addition to the $3.7 million debt financing discussed above, and in addition to cash flows from operations, to fund its cash requirements, including its initial investment in ACTEL and AcNet.

In April 1999, the Company entered into a commitment letter with a major lending institution for a senior secured credit facility of up to $25 million. If this facility is completed, the Company believes the proceeds to be sufficient to meet the Company's anticipated cash needs for 1999, although future investments, acquisitions or other transactions may require additional debt or equity financing. Because there are significant conditions remaining to be satisfied with respect to the proposed facility, including the negotiation of definitive loan documents, there can be no assurance that the Company will complete this credit facility or, if completed, that the terms of the credit facility will be as presently contemplated. If the Company is unable to complete the credit facility, the Company would expect to seek necessary financing through debt or equity sources. However, adequate funds may not be available when needed, or in an amount or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its product or market development plans and could have an adverse effect on the Company.

As of March 31, 1999 the Company was past due on a $400,000 note payable to a financial institution and $2.0 million of notes payable to individuals. The financial institution has not made a demand for the repayment of this note as of the date of this report. The Company has subsequent to March 31, 1999 paid the interest owed on the note. Effective April 1, 1999, as provided for in the terms of the notes, the interest rate on the $2.0 million of past due notes payable to individuals increased from 14% to 18%. While not required by the terms of the note, the Company solicited from the noteholders signed agreements to extend the notes to June 30,

1999. The Company currently anticipates paying all past due debt with the proceeds from the proposed credit facility upon closing.


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


THE COMPANY'S STATE OF READINESS

The Company's main internal systems, including IT systems such as financial systems, the Telemanager and the Company's telecommunications switches, and non-IT systems have been tested and are either currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by the end of the third quarter of 1999. The Company anticipates completing surveys to its key customers and vendors during the second quarter of 1999.


COSTS TO ADDRESS THE COMPANY'S YEAR 2000 COMPLIANCE

The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades, including an upgrade of the Company's telecommunication switches, some of which are being made for other business purposes. The Company has estimated that the costs of all such upgrades will not exceed $200,000, of which approximately $100,000 had been incurred through March 31, 1999.


RISKS TO THE COMPANY RELATING TO THE YEAR 2000 ISSUE

The Company believes that its reasonably likely worse case scenario would involve malfunctions of the Company's telecommunications switches or the internal systems of the Company's customers and key vendors. Any such malfunctions could result in serious disruption of the Company's ability to process calls and could have a material adverse effect on the Company's results of operations and financial condition. The Company plans to monitor the Year 2000 compliance of its significant customers and vendors. However, a number of risks relating to the Year 2000 issue may be out the Company's control, including the compliance status of the Company's customers and vendors and the Company's reliance on outside links for essential services such as electrical systems. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely on to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

THE COMPANY'S YEAR 2000 CONTINGENCY PLANS

By the end of the third quarter of 1999, the Company expects to be substantially Year 2000 compliant. To the extent that any of the Company systems are not Year 2000 compliant by the end of the third quarter of 1999, the Company believes that it will have time to implement alternative systems. The Company's ability to respond to non-compliance by its customers and vendors will be limited, and therefore could have a material adverse effect on the Company's business, financial condition or operating results.

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

     - the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

     - various other factors discussed in this report and in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

         The forward-looking information referred to above includes any matters preceded by the words "anticipates," "believes," "intends," "plans," "expects" and similar expressions as they relate to the Company and include, but are not limited to:

     - expectations regarding the Company's financial condition and liquidity and the proposed credit facility, as well as future cash flows;

     - expectations regarding sales growth, sales mix, gross margins and related matters with respect to operating results;

     -    expectations regarding the expansion of the Company's business;

     - the estimated costs to bring the Company's IT and non-IT systems into compliance with respect to the Year 2000 issue and the consequences to the Company of noncompliance by the Company or third parties; and

     - expectations regarding capital expenditures and investments in new acquisition opportunities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        On July 20, 1998, Oncor Communications, Inc. ("Oncor") filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex and an unrelated third party. Oncor alleged that the defendants improperly teminated a long distance service agreement with Oncor and claimed damages based on amounts which Oncor alleged to have advanced to Incomex, lost profits for the period in which the Company was alleged to have breached the contract, attorneys' fees and for interference with contractual relations in an unspecified amount. The Company asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. On April 21, 1999 an agreement was reached with Oncor to settle this claim. Under the settlement, the Company paid $150,000 to Oncor in return for a release by Oncor of its claims. Such liability was accrued as of March 31, 1999.

Item 2. Changes in Securities and Use of Proceeds.

        (c) During the first quarter ended March 31, 1999, the Company issued promissory notes in the aggregate principal amount of $1,500,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. The notes bear interest at 14% and the principal and accrued interest are due on November 30, 1999.

Item 5.  Other Information

         On March 31, 1999, the Company announced that it had completed a calculation of the adjusted exercise price of its Common Stock Purchase Warrants. The adjusted exercise price of $3.143 reflects the cumulative effect of adjustments to the original exercise price of $6.50 per share due to issuances of common stock (and warrants, options and other securities convertible into or exercisable for common stock) by the Company between date of issuance of the Warrants and March 31, 1999. The adjustments also resulted in an increase in the number of shares of the Company's common stock for which each Common Stock Purchase Warrant may be exercised. Each of the 880,000 outstanding warrants may now be exercised for approximately 2.068 shares of common stock, or 1,819,918 shares of common stock in the aggregate.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  3.1      Restated Articles of Incorporation of the Company (1)

                  3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

                  3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

                  3.4      Amended and Restated By-Laws of the Company (3)

                  10.1 Second Amended and Restated Stock Option Agreement, effective as of June 30, 1998, between the Company and Thomas E. Chaplin.

                  10.2 Investment Agreement, dated as of March 10, 1999 between ACTEL Integrated Communications, Inc. and Murdock Communications Corporation.

                  10.3 Option Agreement, effective as of January 1, 1999, among Ashton Communications Corporation, Intercarrier Transport, Inc., AcNet S.A. de C.V., Julian Pascoe, Murdock Communications Corporation and Incomex, Inc.

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


     b) Reports on Form 8-K: The Company filed a Form 8-K on March 31, 1999, reporting the following:

        Item 5. That the Company had completed a calculation of the adjusted exercise price of its Common Stock Purchase Warrants. The adjusted exercise price of $3.143 reflects the cumulative effect of adjustments to the original exercise price of $6.50 per share due to issuances of common stock (and warrants, options and other securities convertible into or exercisable for common stock) by the Company between date of issuance of the Warrants and March 31, 1999.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MURDOCK COMMUNICATIONS CORPORATION

         Date:  May 17, 1999                By  /s/ Thomas E. Chaplin
                                                --------------------------------
                                                     Thomas E. Chaplin
                                                     Chief Executive Officer


         Date:  May 17, 1999                By  /s/ Paul C. Tunink
                                                --------------------------------
                                                    Paul C. Tunink
                                                    Vice President and Chief
                                                    Financial Officer