Form 10QSB
period 1999-06-30
MURDOCK COMMUNICATIONS CORP
filed 1999-08-16
CIK 908754

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     (Mark One)
        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

                                       OR

        | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from         to


                               Commission File Number      000-21463

                       Murdock Communications Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Iowa                                         42-1337746
   ------------------------------               -------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

                1112 29th Avenue S.W., Cedar Rapids, Iowa 52404
                -----------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  319-362-6900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                      --------      --------
On June 30, 1999, there were outstanding 10,398,468 shares of the Registrant's no par value Common Stock.

Transitional Small Business Disclosure Format (check one):
Yes                   No   X
    --------            --------

                       MURDOCK COMMUNICATIONS CORPORATION

                                   FORM 10-QSB

                                  June 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                                         Page

Item 1.          Consolidated Balance Sheets as of June 30, 1999 and December 31,
                 1998 ................................................................     3

                 Consolidated Statements of Operations for the Three Months Ended
                 June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999
                 and 1998.............................................................     5

                 Consolidated Statements of Cash Flows for the Six Months Ended June
                 30, 1999 and 1998....................................................     6

                 Notes to Consolidated Financial Statements...........................     7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................    14

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings....................................................    22

Item 2.          Changes in Securities and Use of Proceeds............................    22

Item 4.          Submission of Matters to a Vote of Security Holders..................    23

Item 5.          Other Information....................................................    24

Item 6.          Exhibits and Reports on Form 8-K.....................................    24

                 Signatures...........................................................    25



PART I FINANCIAL INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998
                             (Dollars in thousands)


                                                                                   JUNE 30, 1999             DECEMBER 31, 1998
                                                                                -------------------        ---------------------
                                                                                   (Unaudited)

ASSETS


CURRENT ASSETS
       Cash                                                                     $                 204        $             1,722
       Accounts receivable, less allowance for doubtful accounts:                               2,777                      1,752
       Notes receivable                                                                         1,000                          -
       Prepaid expenses and other current assets                                                  534                        281
                                                                                ---------------------        -------------------
                  TOTAL CURRENT ASSETS                                                          4,515                      3,755
                                                                                ---------------------        -------------------

PROPERTY AND EQUIPMENT
       Land and building                                                                        1,271                      1,172
       Telecommunications equipment                                                             9,073                      9,013
       Furniture and equipment                                                                    748                        748
                                                                                ---------------------        -------------------
                                                                                               11,092                     10,933
       Accumulated depreciation                                                                (8,377)                    (8,097)
                                                                                ---------------------        -------------------
                                                                                                2,715                      2,836
       Telecommunications equipment under capital lease, net of
       accumulated amortization : 1999 - $3,319; 1998 - $3,291                                    174                        182
                                                                                ---------------------        -------------------
                  PROPERTY AND EQUIPMENT, NET                                                   2,889                      3,018
                                                                                ---------------------        -------------------

OTHER ASSETS
       Goodwill - net of accumulated amortization:  1999 - $1,351; 1998 -                      10,990                     11,644
       $697
       Cost of purchased site contracts, net of accumulated amortization:
       1999 - $736; 1998 - $670                                                                   118                        174

       Other intangible assets, net of accumulated amortization:
       1999 - $619; 1998 - $348                                                                   649                        659
       Investments, at cost                                                                     5,785                      1,500
       Prepaid commissions                                                                      1,867                      1,704
       Other noncurrent assets                                                                     92                        224
                                                                                ---------------------        -------------------
                  TOTAL OTHER ASSETS                                                           19,501                     15,905
                                                                                ---------------------        -------------------

TOTAL                                                                           $              26,905        $            22,678
                                                                                =====================        ===================


          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       June 30, 1999 and December 31, 1998
                             (Dollars in thousands)

                                                                                  JUNE 30, 1999             DECEMBER 31, 1998
                                                                                ---------------------      --------------------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Notes payable                                                            $              13,276       $             7,401
       Accounts payable                                                                         1,777                     1,205
       Accrued expenses                                                                         1,204                     2,059
       Current portion of capital lease obligation principally with a                             826                       869
        related party
       Current portion of long-term debt with related parties                                     555                       829
       Current portion of long-term debt, others                                                  138                       199
                                                                                ---------------------       -------------------
                  TOTAL CURRENT LIABILITIES                                                    17,776                    12,562

LONG-TERM LIABILITIES
       Capital lease obligations principally with a related party, less                         3,033                     3,133
        current portion
       Long-term debt with related parties, less current portion                                1,869                     2,105
       Long-term debt, others, less current portion                                               698                       725
       Accumulated losses of joint venture in excess of initial investment                         36                        61
       Deferred income                                                                             11                        15
                                                                                ---------------------       -------------------
                  TOTAL LIABILITIES                                                            23,423                    18,601
                                                                                ---------------------       -------------------
SHAREHOLDERS' EQUITY
       8% Series A Convertible Preferred Stock, $100 stated value:
         authorized 50,000 shares; issued and outstanding:  1999
         and 1998 - 18,920 shares ($1,892 liquidation value)                                    1,853                     1,837
       Common stock, no par or stated value:  authorized - 40,000,000 shares -
         1999; 20,000,000 shares - 1998; issued and outstanding:
         1999 - 10,398,468 shares; 1998 - 10,329,867 shares                                    20,005                    19,835
       Common stock warrants:  issued and outstanding:  1999 - 4,990,763; 1998 -
         4,420,763                                                                                539                       438
       Additional paid-in capital                                                                 134                       134
       Accumulated deficit                                                                    (19,049)                  (18,167)
                                                                                ---------------------       -------------------
                  TOTAL SHAREHOLDERS' EQUITY
                                                                                                3,482                     4,077
                                                                                ---------------------       -------------------
TOTAL                                                                           $              26,905       $            22,678
                                                                                =====================       ===================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended and Six Months Ended June 30, 1999 and 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30, 1999     JUNE 30, 1998        JUNE 30, 1999   JUNE 30, 1998
                                                            ---------------------------------     ---------------------------------
REVENUES
       Call processing                                     $           8,030    $       9,034      $        17,970  $       14,410
       Other revenues                                                    969              461                1,816             787
                                                            ---------------------------------      -------------------------------
                  TOTAL REVENUES                                       8,999            9,495               19,786          15,197

COSTS OF SALES
       Call processing                                                 5,388            5,814               12,366           9,441
       Other cost of sales                                               511              180                  934             290
       Nonstandard vendor related bad debt expense                       771                -                  771               -
       Nonstandard international bad debt expense                         (2)               -                  139               -
                                                           ----------------------------------      -------------------------------
                  TOTAL COST OF SALES                                  6,668            5,994               14,210           9,731

                                                           ----------------------------------      -------------------------------
GROSS PROFIT                                                           2,331            3,501                5,576           5,466

OPERATING EXPENSES
       Selling, general and administrative expenses                    2,039            1,854                3,835           3,289
       Depreciation and amortization expense                             619              455                1,201             913
                                                           ----------------------------------      -------------------------------
                  TOTAL OPERATING EXPENSES                             2,658            2,309                5,036           4,202

                                                           ----------------------------------     --------------------------------
INCOME (LOSS) FROM OPERATIONS                                           (327)           1,192                  540           1,264


NONOPERATING INCOME (EXPENSE)
       Interest expense, net                                            (844)            (587)              (1,591)         (1,033)
       Other income                                                      346                6                  347              26
                                                           ----------------------------------      -------------------------------
                  TOTAL NONOPERATING INCOME (EXPENSE)                   (498)            (581)              (1,244)         (1,007)

                                                           ----------------------------------      -------------------------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
  JOINT VENTURE LOSS                                                    (825)             611                 (704)            257

       Loss from joint venture                                             -              (50)                   -            (113)
       Income tax expense                                                (38)               -                  (75)             (6)

                                                           ----------------------------------      -------------------------------
NET INCOME (LOSS)                                                       (863)             561                 (779)            138

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
       PREFERRED STOCK                                                   (54)             (42)                (103)            (82)

                                                           ----------------------------------       ------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                               $            (917)   $         519       $         (882) $           56
                                                           ==================================       ==============================
BASIC NET INCOME (LOSS) PER COMMON SHARE                   $           (0.09)   $        0.10       $        (0.09) $         0.01
                                                           ==================================       ==============================
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                                       10,331,873        5,046,822           10,330,502       4,884,643
                                                           ==================================       ==============================
DILUTED NET INCOME (LOSS) PER COMMON SHARE                 $           (0.09)   $        0.07       $        (0.09) $         0.01
                                                           ==================================       ==============================

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                10,331,873        8,121,206           10,330,502       5,630,207
                                                           ==================================       ==============================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                         JUNE 30, 1999    JUNE 30, 1998
                                                                                    ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                      $       (779)       $     138


ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS
       FROM OPERATING ACTIVITIES:
       Depreciation and amortization,                                                         1,201              911
       Noncash interest expense                                                                 233               79
       Gain on sale of equipment                                                                 (5)               -
       Loss from joint venture                                                                    -              113
       Changes in operating assets and liabilities, excluding the effects of acquisitions:
         Receivables                                                                         (1,026)          (1,193)
         Other current assets                                                                  (253)             (45)
         Prepaid commissions                                                                   (163)               -
         Other noncurrent assets                                                                132              133
         Accounts payable                                                                       572              (77)
         Accrued expenses                                                                      (789)             126
         Deferred income                                                                         (4)             (25)
                                                                                       -----------------------------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES                                     (881)             160
                                                                                       -----------------------------


CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                     (299)            (317)
       Proceeds from sale of equipment                                                           13                1
       Payments for site contracts                                                              (13)               -
       Cash paid for investments                                                             (4,285)               -
       Cash paid for note receivable                                                         (1,000)               -
       Cash advanced to joint venture                                                           (25)               -
       Cash paid for acquisitions                                                                 -              (31)
       Cash acquired with acquisitions                                                            -               (2)
                                                                                       -----------------------------
                  NET CASH FLOWS FROM INVESTING ACTIVITIES                                   (5,609)            (349)
                                                                                       -----------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Payments on capital lease obligations, primarily to a related party                     (144)               -
       Proceeds from capital lease obligations with a related party                               -              808
       Borrowings on notes payable                                                            6,773            2,100
       Borrowings on long-term debt, others                                                     143                -
       Payments on notes payable                                                               (898)               -
       Payments on long-term debt with related parties                                         (530)          (2,056)
       Payments on long-term debt, others                                                      (230)               -
       Proceeds from issuance of 8% Series A Convertible Preferred
           Stock                                                                                  -              267
       Dividends on 8% Series A Convertible Preferred Stock                                       -              (43)
       Proceeds from issuance of common stock                                                    18                -
       Payments on offering costs and origination fees                                         (160)            (110)
                                                                                       -----------------------------
                  NET CASH FLOW FROM FINANCING ACTIVITIES                                     4,972              966

                                                                                       -----------------------------
NET INCREASE (DECREASE) IN CASH                                                              (1,518)             777

CASH AT BEGINNING OF PERIOD                                                                   1,722              316

                                                                                       -----------------------------
CASH AT END OF PERIOD                                                                  $        204       $    1,093

                                                                                       =============================


SUPPLEMENTAL DISCLOSURES
       Cash paid during the period for interest, principally to a                      $        364       $      845
       related party
       Cash paid during the period for income taxes                                              31                6




          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB (Commission File # 000-21463) as filed with the Securities and Exchange Commission on March 31, 1999.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $19.1 million, and current liabilities exceed current assets by $13.3 million at June 30, 1999. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 and the other matters discussed under "Forward-Looking Statements" in this report.

RECLASSIFICATIONS

Certain amounts in the 1998 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the accounts of Priority International Communications, Inc. and ATN Communications, Incorporated ("PIC/ATN") and effective February, 1998, the accounts of Incomex, Inc. ("Incomex"), its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2. NOTES PAYABLE AND LONG-TERM DEBT

During the second quarter of 1999, the Company received proceeds of $2,475,000 from the issuance of promissory notes to related parties and certain individuals. The notes bear interest at 18% with accrued interest and principal due on November 30, 1999.

The Company received proceeds of $500,000 from the issuance of a promissory note with a financial institution. The note bears interest at 10.5% and all principal and unpaid accrued interest are due March 31, 2000.

In June 1999, the Company completed a bridge financing in the amount of $2,000,000. Pursuant to the bridge financing, the Company issued a note in the principal amount of $2,000,000. This principal and all unpaid accrued interest at 12% per annum was due July 21, 1999. The Company is past due on this note and, effective July 22, 1999, as provided for in the terms of the note, the interest accrues on the unpaid balance at 14% per annum from the due date to thirty days thereafter, at 16% per annum for the period commencing 31 days from the due date and ending 60 days thereafter, and at 18% per annum for the period commencing sixty-one days from the due date. Warrants to purchase 250,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. The Company has assigned a fair value of $40,000 to the warrants, that has been capitalized as deferred loan costs and are being written off over the life of the note. If the Company does not repay the note on or prior to September 21, 1999, the warrants may be exercised to purchase twice the number of shares subject to the warrants immediately prior to such date. The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits and the issuance by the Company of shares of common stock or other securities convertible into or exercisable to purchase shares of common stock at a price below the then fair market value of the Company's common stock. The Company agreed to use its best efforts to register the warrants and the shares of common stock underlying the warrants by August 21, 1999 and filed a registration statement for that purpose on July 21, 1999.

As of June 30, 1999 the Company received proceeds of $298,000 from a related party from the issuance of promissory notes. These notes bear interest at 18% per annum with principal and accrued interest due in full 180 days from the date of the notes. During the second quarter, payments of $73,000 were made toward the principal of the promissory note.

As of June 30, 1999 the Company had an unpaid balance past due to an affiliate of Berthel Fisher & Company (collectively with its subsidiaries and their affiliated leasing partnerships, "Berthel") of approximately $531,000. The unpaid balance is in violation of certain of the covenants in the Berthel leasing agreements. Berthel has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

As of June 30, 1999 the Company was past due on $2.0 million of notes payable to individuals. Of the $2.0 million of past due notes payable to individuals, $300,000 has been extended to March, 2000. Effective April 1, 1999, as provided for in the terms of the note, interest on the remaining $1.7 million of past due notes increased from 14% to 18%. While not required by the terms of the notes, the Company solicited from the note holders signed agreements to extend the notes to June 30, 1999. On

June 30, 1999 a letter was issued to the note holders explaining that the proposed credit facility to repay certain debt of the Company had not yet been closed, and that the notes would continue to accumulate interest at 18% per annum until repaid.

In April 1999, the Company entered into a loan commitment letter with a major lending institution for a senior secured credit facility of up to $25 million. If this facility is completed, the Company plans to use these funds for repayment of certain debt, future investment opportunities and general operational needs. Because there are significant conditions remaining to be satisfied with respect to the proposed facility, including the negotiation of definitive loan documents, there can be no assurance that the Company will complete this credit facility, or, if completed, that the amount available under or the other terms of the credit facility will be as presently contemplated. The Company currently anticipates paying all past due debt with the proceeds from the proposed credit facility upon closing.

3. INCOME TAX EXPENSE

The provision for income taxes consisted of the following for the periods ended June 30, 1999 and 1998 (amounts expressed in thousands):

         Current:                               1999                   1998
                                                ----                   ----
            Federal                          $    -                 $    -
            State                                75                      6


At June 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

4. CONTINGENCIES AND LEGAL PROCEEDINGS

Incomex commenced an arbitration proceeding against EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claimed that Incomex was in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputed these claims and initiated the arbitration to resolve the dispute. An arbitration hearing with respect to this matter commenced on April 21, 1999. On June 4, 1999, the arbitrator ruled that, after a credit for the remaining principal balance of $341,444, Eilco owes Incomex damages in the sum of $231,162, plus $3,161 for arbitration fees and expenses. Subsequent to June 30, 1999, Incomex filed a petition against Eilco in California state court for confirmation of the arbitration award and Eilco filed a petition asserting that the arbitrator exceeded his authority in making the arbitration award. As of June 30, 1999, the full amount of the arbitration award has been recorded as other income, in addition to accrued interest at 10% per annum from May 31, 1999. Due to the uncertainty of collection and pending resolution, the total remaining amount due from Eilco is subject to the creation of a reserve in the amount of $231,162.

On July 20, 1998, Oncor Communications, Inc. filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex and an unrelated third party. Oncor alleged that the defendants improperly terminated a long distance service agreement with Oncor and claimed damages based on amounts which Oncor alleged to have advanced to the Company, lost profits for the period in which the Company is alleged to have breached the contract, attorney's fees and for interference with contractual relations in an unspecified amount. The Company asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. The Company agreed with Oncor to settle this claim on April 21, 1999. Under the settlement, the Company paid

$150,000 to Oncor in return for a release by Oncor of its claims against the Company. The Company had previously accrued $108,000 as a reserve in connection with this matter.

5. INVESTMENTS

During 1998, the Company reached an agreement to invest in ACTEL Integrated Communications, Inc. ("ACTEL") of Mobile, Alabama. As of June 30, 1999, the Company had invested $3,000,000 plus related expenses of $21,000. Effective June 21, 1999, the Company and ACTEL entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in ACTEL. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in ACTEL to $3,000,000. The $3,000,000 investment is convertible into 3,000,000 shares of ACTEL's Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock earns a 10% dividend and may be converted to 1.46 shares of common stock at any time on or before March 10, 2002 at the option of the Company. In addition, the Company loaned $1,000,000 to ACTEL under the terms of a promissory note dated June 23, 1999. The note bears interest at 12% per annum for the first thirty days from this date, 14% per annum for the next thirty days, and 16% per annum for the next thirty days. If the note remains outstanding for greater than ninety days, the first $500,000 of the balance will continue as a loan due on demand sixty days thereafter with an interest rate of 18% per annum for the unpaid balance for that sixty days or part thereof, and the balance may be used by the Company to purchase up to 500,000 shares of Series A Preferred Stock at $1.00 per share. The Company currently expects ACTEL to repay the promissory note prior to the ninety day period. Subsequent to June 30, 1999, $250,000 was received from ACTEL as a partial payment on the promissory note.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. ("AcNet") of Mexico. As of June 30, 1999, the Company had invested $2,279,000 and from July 1, 1999 through August 10, 1999 had invested an additional $111,000. In June, 1999 the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 49% of the outstanding shares of AcNet, and (ii) AcNet USA, Inc., an affiliate of AcNet, for an aggregate of 2,325,000 shares of the Company's common stock and $200,000 cash. Because there are significant conditions remaining to be satisfied with respect to these proposed acquisitions, including the negotiation of definitive acquisition agreements, due diligence investigations and the decision to exercise the options to complete the proposed acquisitions, the Company cannot make assurances that the proposed acquisitions will be completed or, if completed, that the terms of the proposed acquisitions will be as presently contemplated. As of June 30, 1999, the Company had invested $485,000 in AcNet USA, Inc. and from July 1, 1999 through August 10, 1999 had invested an additional $64,000.

6. BUSINESS SEGMENT INFORMATION

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

The Company's three reportable segments are PIC/ATN, Incomex and Murdock Technology Services ("MTS"). The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services include, but are not limited to, live operator services, credit card billing services, automated collection and messaging delivery services, voice mail services, telecommunications consulting services and carrier assisted call processing with PIC/ATN operators on location. The Incomex business unit provides international operator services to hotels and payphone owners in Mexico on international calls from Mexico to the United States. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998.

The accounting policies of the reportable segments are the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations. Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the three months ended June 30, 1999 and 1998 (amounts expressed in thousands). The "Other" column includes corporate related items.

                                                   PIC/ATN        INCOMEX          MTS        OTHER          TOTAL
1999
Revenues                                            $4,718         $3,000      $ 1,281      $     -         $8,999
Income (loss) from operations                          (19)           820         (233)        (895)          (327)
Total assets                                         3,833          2,757        1,874       18,441         26,905
Depreciation and amortization expense                  117              4          172          326            619
Interest expense                                       120             98           91          535            844
Capital expenditures                                   145             24           46            -            215

1998
Revenues                                             4,881          2,890        1,724            -          9,495
Income (loss) from operations                        1,073            934         (230)        (585)         1,192
Total assets                                         2,857          2,636        8,422            -         13,915
Depreciation and amortization expense                  101              3          210          141            455
Interest expense                                       114            114          146          213            587
Capital expenditures                                    57              8          117            -            182

Financial information relating to the Company's operations by geographic area as of and for the three months ended June 30, 1999 and 1998 was as follows (amounts expressed in thousands):


                                                                                      1999              1998
Revenues:
     United States                                                                  $5,976            $6,604
     Mexico                                                                          3,000             2,891
     Canada                                                                             23                 -
                                                                                   -------           -------
              Total                                                                 $8,999            $9,495
                                                                                   =======           =======

Long-lived assets (excluding investments):
     United States                                                                 $14,738            $9,121
     Mexico                                                                          1,867               929
                                                                                   -------           -------
             Total                                                                 $16,605           $10,050
                                                                                   =======           =======

Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the six months ended June 30, 1999 and 1998 (amounts expressed in thousands). The "Other" column includes corporate related items.


                                                   PIC/ATN        INCOMEX          MTS        OTHER          TOTAL
1999
Revenues                                           $11,320         $5,940       $2,526     $      -        $19,786
Income (loss) from operations                        1,007          1,633         (412)      (1,688)           540
Total assets                                         3,833          2,757        1,874       18,441         26,905
Depreciation and amortization expense                  233              9          305          654          1,201
Interest expense                                       272            168          263          888          1,591
Capital expenditures                                   161              2          136           -             299


1998
Revenues                                             7,336          4,724        3,137            -         15,197
Income (loss) from operations                        1,289          1,446         (491)        (980)         1,264
Total assets                                         2,857          2,636        8,422            -         13,915
Depreciation and amortization expense                  197              5          450          261            913
Interest expense                                       190            188          277          378          1,033
Capital expenditures                                    75              8          234            -            317


Financial information relating to the Company's operations by geographic area as of and for the six months ended June 30, 1999 and 1998 was as follows (amounts expressed in thousands):

                                                                                      1999              1998
Revenues:
     United States                                                                 $13,798           $10,473
     Mexico                                                                          5,940             4,724
     Canada                                                                             48                 -
                                                                                   =======           =======
              Total                                                                $19,786           $15,197
                                                                                   =======           =======

7. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company received proceeds of $2.0 million from the issuance of a promissory note to a related party. The note bears interest at 12% and principal and interest are due February 9, 2000. Warrants to purchase 400,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.94 per share. The Company assigned a fair value of $64,000 to be written off over the term of the promissory note.
In July 1999, the Company received proceeds of $250,000 from the issuance of a promissory note to this same related party. The note is due on the receipt of the proceeds from the above $2.0 million note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within this report.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES - Consolidated revenues decreased $496,000, or (5.3)%, to $9.0 million for the three months ended June 30, 1999 from $9.5 million for the three months ended June 30, 1998. Revenues from PIC/ATN decreased $162,000 to $4.7 million for the three months ended June 30, 1999 from $4.9 million for the three months ended June 30, 1998, due to the restructuring of the international call traffic with a principal customer to an outsource fee basis rather than billing the traffic. During 1998, the Company's operator services business unit began providing services to this customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. The results were that 1998 revenues from this customer totaled $4.2 million or 12.0% of the total revenues of the Company.

Beginning in February, 1999, PIC/ATN, in agreement with this customer, discontinued full service and began outsourcing the billing and collection service and recording revenue on a fee basis only. Revenues declined, but the gross profit margin on this customer was not materially affected by the restructuring.

During June 1999, The Company was notified that the customer was discontinuing its relationship with the Company having acquired operator service capabilities of its own. Accordingly, this relationship is not expected to produce further revenues and margins for the Company. The Company's gross profit related to this customer was $121,000, $159,000 and $159,000 for the three months ended June 30, 1999, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

Revenues from Incomex increased $110,000 to $3.0 million for the three months ended June 30, 1999 from $2.9 million for the three months ended June 30, 1998. The increase was primarily due to an increase in the number of rooms under contract with Mexican resort hotels and a shift towards Mexican resort hotels with greater call traffic to the United States. Revenues from MTS declined $444,000 to $1.3 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998 due to the termination of the Lodging Partnership Program with AT&T in October, 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $827,238 for the three months ended June 30, 1998 to none for the three months ended June 30, 1999. For the twelve months ended
December 31, 1998, the

Company recognized revenues of $2.0 million and marginal net profits from the AT&T agreement. These revenues and net profits will not be present in the future. MTS's revenues for the three months ended June 30, 1999 consisted of revenues from its TeleManager services and equipment sales.

COST OF SALES - Consolidated cost of sales increased $674,000, or 11.2%, to $6.7 million for the three months ended June 30, 1999 from $6.0 million for the three months ended June 30, 1998. Consolidated cost of sales, as a percentage of revenues, was 74.1% for the three months ended June 30, 1999 compared to 63.1% for the three months ended June 30, 1998. The increase was primarily attributable to the PIC/ATN segment, which experienced higher cost of sales as a percentage of revenues due to a $771,000 nonstandard vendor related bad debt charge as discussed below.

During the quarter ended June 30, 1999, PIC/ATN experienced a material and unexpected increase in bad debt charges associated with one of its telecommunications products. The Company recorded a $771,000 nonstandard vendor related bad debt charge during the quarter ended June 30, 1999 relating to billing and collection issues for one type of call processing service provided by PIC/ATN to its largest customer. PIC/ATN uses an independent billing and collection firm which advances funds to PIC/ATN before collecting from the end-user by billing through a Bell Operating Company or other local telephone company. This billing and collection firm reconciles amounts not ultimately collected from the end-user through subsequent reductions of its payments to PIC/ATN in future periods. During the second quarter of 1999, PIC/ATN experienced an amount of reductions in these payments significantly in excess of PIC/ATN's historical experience. These reductions have been recorded as a nonstandard vendor related bad debt charge. This nonstandard vendor related bad debt is associated with billing and collection through one Bell Operating Company for calls processed primarily between June 1998 and August 1998 and related to billing and collection for PIC/ATN's largest customer. The Company expects to take actions to mitigate the effect of this billing and collection issue in future periods. However, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in excess of this non-standard bad debt charge which would have a material adverse effect on the Company's results of operations in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expenses increased $185,000, or 10.0%, to $2.0 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998. Selling, general and administrative expense, as a percentage of revenues, was 22.7% for the three months ended June 30, 1999 compared to 19.5% for the three months ended June 30, 1998. The increase was primarily due to the additional amount paid in the settlement of the Oncor lawsuit and increases in other legal and compensation expenses.

DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization increased $164,000, or 36.0%, to $619,000 for the three months ended June 30, 1999 from $455,000 for the three months ended June 30, 1998. The increase is primarily the result of additional goodwill of $4.4 million recorded in the fourth quarter of 1998 for the PIC Earn-Out settlement and the Incomex Earn-Out settlement, which is being amortized over the remaining life of the original goodwill. This will continue to result in higher amortization expenses in future periods.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $257,000, or 43.8%, to $844,000 for the three months ended June 30, 1999 from $587,000 for the three months ended June 30, 1998. The increase was primarily due to additional debt incurred related to the investments in ACTEL and AcNet, the costs associated with the acquisition of PIC/ATN and Incomex and general working capital purposes. As a result higher interest expense will continue in future periods.

OTHER INCOME - On June 4, 1999, an arbitrator ruled on the arbitration proceeding Incomex had commenced against Eilco, see discussion under "Contingencies and Legal Proceedings" in this report. During the quarter ended June 30, 1999, Incomex recorded $341,444 as other income as part of the settlement award. The remaining $231,162 has been fully reserved as the collectibility of the amount is uncertain.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The information for the six months ended June 30, 1998 in the following analysis includes the statement of operations data of Incomex after the consummation of the Incomex acquisition effective February 1998.

REVENUES - Consolidated revenues increased $4.6 million, or 30.2%, to $19.8 million for the six months ended June 30, 1999 from $15.2 for the six months ended June 30, 1998. Revenues from PIC/ATN increased $4.0 million to $11.3 million for the six months ended June 30, 1999 from $7.3 million for the six months ended June 30,1998 due to significant increases in the consumer alternative dialing revenues and increases in international traffic.

During 1998, PIC/ATN's operator services business unit began providing services to a principal customer with long distance services originating from Mexico. During 1998, PIC/ATN provided full service in connection with this customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. The results were that 1998 revenues from this customer totaled $4.2 million, or 12% of total revenues of the Company. In the first quarter of 1999, the Company modified its relationship with the customer whereby calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the six months ended June 30, 1999 represent a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the six months ended June 30, 1999 were $3.6 million or 10% of the total revenues of the Company for the period.

During June 1999, The Company was notified that the customer was discontinuing its relationship with the Company having acquired operator service capabilities of its own. Accordingly, this relationship is not expected to produce further revenues and margins for the Company. The Company's gross profit related to this Customer was $121,000, $159,000 and $159,000 for the three months ended June 30, 1999, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

Revenues from Incomex increased $1.2 million to $5.9 million for the six months ended June 30, 1999 from $4.7 million for the six months ended June 30,1998. The increase was primarily due to an increase in the number of rooms under contract with Mexican resort hotels and a shift towards Mexican resort hotels with greater call traffic to the United States. Revenues from MTS declined $611,000 for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998 due to the termination of the Lodging Partnership Program with AT&T in October, 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $1.5 million for the six months ended June 30, 1998 to none for the six months ended June 30, 1999. For the twelve months ended December 31, 1998, the Company recognized revenues of $2.0 million and marginal net profits from the AT&T agreement. These revenues and net profits will not be present in the future. MTS's revenue for the six months ended June 30, 1999 consisted of revenues from its TeleManager services and equipment sales.

COST OF SALES - Consolidated cost of sales increased $4.5 million, or 46.4%, to $14.2 million for the six months ended June 30, 1999 from $9.7 million for the six months ended June 30, 1998. Consolidated cost of sales, as a percentage of revenues, was 71.7% for the six months ended June 30, 1999 compared to 64.0% for the six months ended June 30, 1998. The increase in cost of sales is primarily attributable to the associated increase in revenues the six months ended June 30, 1999 and to the PIC/ATN segment which experienced higher cost of sales as a percentage of revenues due to a $771,000 nonstandard vendor related bad debt charge as discussed above in cost of sales for the three months ended June 30, 1999.

The Company also recorded a nonstandard charge of $139,000 for the six months ended June 30, 1999 associated with a dispute in collection procedures and policies with an international billing and collection processor of Incomex that originated in the fourth quarter of 1998. Incomex changed vendors in April 1999 and does not expect a recurrence of this issue. Excluding the impact of the $771,000 and the $139,000 non-standard charges, consolidated cost of sales, as a percentage of revenues, was 67.2% for the six months ended June 30, 1999. The increase in consolidated cost of sales as a percentage of revenue is attributable to the changes in the customer base of PIC/ATN segment, particularly as it pertains to international traffic. The segment has seen an increase in its international traffic, which has higher revenues and lower margins. Additionally, the segment's principal consumer alternative dialing customer restructured its commission plan in the second half of 1998 resulting in higher percentage commissions for that product group and higher billing and collection expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expenses increased $546,000, or 16.5%, to $3.8 million for the six months ended June 30, 1999 from $3.3 million for the six months ended June 30, 1998. Selling, general and administrative expense, as a percentage of revenues, was 19.4% for the six months ended June 30, 1999 compared to 21.6% for the six months ended June 30, 1998.

DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization increased $288,000, or 31.5%, to $1.2 million for the six months ended June 30, 1999 from $913,000 for the six months ended June 30, 1998. The increase is primarily the result of additional goodwill of $4.4 million recorded in the fourth quarter of 1998 for the PIC Earn-Out settlement and the Incomex Earn-Out settlement, which is being amortized over the remaining life of the original goodwill. This will continue to result in higher amortization expenses in future periods.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $558,000, or 55.8%, to $1.6 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998. The increase was primarily due to additional debt incurred related to the investments in ACTEL and AcNet, the costs associated with the acquisition of PIC/ATN and Incomex and general working capital purposes. As a result higher interest expense will continue in future periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's current liabilities of $17.8 million exceeded current assets of $4.5 million resulting in a working capital deficit of $13.3 million. During the six months ended June 30,1999, the Company used $881,000 in cash for operating activities, and used $5.6 million in investing activities. The Company received proceeds from new debt financing of $6.9 million and made payments on debt of $1.8 million for net cash flows from financing activities of $5.0 million. These activities resulted in a decrease in available cash of $1.5 million for the six months ended June 30, 1999.

The Company's debt and capital lease obligations as of June 30, 1999, including the current portion thereof, totaled $20.4 million compared to $15.3 million at December 31, 1998. The Company's current debt and lease obligations as of June 30, 1999 totaled $14.8 million compared to $9.3 million at December 31, 1998.

The billing and collection issue with PIC/ATN's largest customer (See "Results of Operations" above) decreased the Company's cash flow by $737,000 for the three months ended June 30, 1999. Although the Company expects to take actions to mitigate the effect of this billing and collection issue in future periods, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. The Company currently makes monthly lease and debt payments, including operating lease payments of approximately $163,000 in the aggregate, pursuant to these financing arrangements. As of June 30, 1999, the Company has not made a majority of the March through June 1999 payments. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

As of June 30, 1999, the Company raised $6.9 million from debt financing during the first half of 1999 substantially all of which will be due before the end of 1999. The Company does not believe that its existing capital and anticipated funds from operations will be sufficient to meet its anticipated cash needs for working capital, capital expenditures, debt obligations and investments in acquisitions in 1999. The Company currently estimates that it will need at least $18.0 million in new debt or equity financing or in extensions of current debt financing in the next six months, in addition to cash flows from operations, to fund its cash requirements for the next six months, including additional investments in AcNet S.A. de C.V. and AcNet USA, Inc.

In April 1999, the Company entered into a commitment letter with a major lending institution for a senior secured credit facility of up to $25 million. If this facility is completed, the Company believes the proceeds to be sufficient to meet the Company's anticipated cash needs for 1999, although future investments, acquisitions or other transactions may require additional debt or equity financing. Because there are significant conditions remaining to be satisfied with respect to the proposed facility including the negotiation of definitive loan documents, there can be no assurance that the Company will complete this credit facility or, if completed, that the amount available under or the other terms of the credit facility will be as presently contemplated. If the Company is unable to complete the credit facility, the Company would expect to seek necessary financing through debt or equity sources. However, adequate funds may not be available when needed, or in an amount or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its product or market development plans and could have an adverse effect on the Company.

As of June 30, 1999 the Company was past due on $2.0 million of notes payable to individuals. Of the $2.0 million of past due notes payable to individuals, $300,000 has been extended to March, 2000. Effective April 1, 1999, as provided for in the terms of the notes, the interest rate on the remaining $1.7 million of past due notes increased from 14% to 18%. While not required by the terms of the note, the Company solicited from the note holders signed agreements to extend the notes to June 30, 1999. On June 30, 1999 a letter was issued to the note holders explaining that the proposed credit facility to repay certain debt of the Company had not yet been closed, and that the notes would continue to accumulate interest at 18% per annum until redeemed. The Company currently anticipates paying certain past due debt with the proceeds from the proposed credit facility upon closing or through other debt and equity sources.



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


THE COMPANY'S STATE OF READINESS
The Company's main internal systems, including IT systems such as financial systems, the Telemanager and the Company's telecommunications switches, and non-IT systems have been tested and are either currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by the end of the third quarter of 1999. The Company anticipates completing surveys to its key customers and vendors by the end of the third quarter of 1999.


COSTS TO ADDRESS THE COMPANY'S YEAR 2000 COMPLIANCE
The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades, including an upgrade of the Company's telecommunication switches, some of which are being made for other business purposes. The Company has estimated that the costs of all such upgrades will not exceed $200,000, of which approximately $100,000 had been incurred through June 30, 1999.


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

FORWARD-LOOKING STATEMENTS

         This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

         - the Company's access to adequate debt or equity capital to meet the Company's operating and financial needs, including the proposed credit facility;

         - the amount of the Company's estimate of its nonstandard vendor related bad debt charge during the second quarter of 1999 and the effects of the PIC/ATN billing and collection issue on the Company's results of operations and financial condition in future periods;

         - the Company's ability to complete acquisitions of AcNet S.A. de C.V. or AcNet USA, Inc. or the terms of such acquisitions if completed;

         - the Company's ability to integrate and assimilate the businesses of PIC/ATN and Incomex;

         -  the Company's ability to respond to competition in its markets;

         - the Company's ability to expand into new markets and to effectively manage its growth;

         - the Company's ability to develop new technology and to adapt to technological change in the telecommunications industry;

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         Incomex commenced an arbitration proceeding against EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claimed that Incomex was in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputed these claims and initiated the arbitration to resolve the dispute. An arbitration hearing with respect to this matter commenced on April 21, 1999. On June 4, 1999, the arbitrator ruled that, after a credit for the remaining principal balance of $341,444, Eilco owes Incomex damages in the sum of $231,162, plus $3,161 for arbitration fees and expenses. Subsequent to June 30, 1999, Incomex filed a petition against Incomex in California state court for confirmation of the arbitration award and Eilco filed a petition asserting that the arbitrator exceeded his authority in making the arbitration award. As of June 30, 1999, the full amount of the arbitration award has been recorded as other income, in addition to accrued interest at 10% per annum from May 31, 1999. Due to the uncertainty of collection and pending resolution, the total remaining amount due from Eilco is subject to the creation of a reserve in the amount of $231,162.

On July 20, 1998, Oncor Communications, Inc. filed a lawsuit in the District Court of Dallas County, Texas against the Company, Incomex and an unrelated third party. Oncor alleged that the defendants improperly terminated a long distance service agreement with Oncor and claimed damages based on amounts which Oncor alleged to have advanced to the Company, lost profits for the period in which we are alleged to have breached the contract, attorney's fees and for interference with contractual relations in an unspecified amount. The Company asserted a counterclaim for accounting, breach of contract, misrepresentation and payment of attorneys' fees. The Company agreed with Oncor to settle this claim on April 21, 1999. Under the settlement, the Company paid $150,000 to Oncor in return for a release by Oncor of its claims against the Company. The Company had previously accrued $108,000 as a reserve in connection with this matter.

Item 2.  Changes in Securities and Use of Proceeds.

     (c) During the second quarter ended June 30, 1999, the Company issued promissory notes in the aggregate principal amount of $2,475,000 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act. The notes bear interest at 18% and the principal and accrued interest are due on November 30, 1999.

            In June 1999, the Company completed a bridge financing in the amount of $2,000,000. Pursuant to the bridge financing, the Company issued a note in the principal amount of $2,000,000. This principal and all unpaid accrued interest at 12% per annum was due July 21, 1999. The Company is past due on this note and, effective July 22, 1999, as provided for in the terms of the note, the interest accrues on the unpaid balance at 14% per annum from the due date to thirty days thereafter, at 16% per annum for the period commencing 31 days from the due date and ending 60 days there after, and at 18% per annum for the period commencing sixty-one days from the due date. Warrants to purchase 250,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.50 per share and maybe exercised at anytime until June 21, 2009. If the Company does not repay the note on or prior to September 21, 1999, the warrants may be exercised to purchase twice the number of shares subject to the warrants immediately prior to such date. The note and the warrants were issued in a private placement exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

            As of June 30, 1999 the Company received proceeds of $298,000 from a related party from the issuance of promissory notes. These notes bear interest at 18% per annum with principal and accrued interest due in full 180 days from the date of the notes. During the second quarter, payments of $73,000 were made toward the principal of the promissory note. The notes were issued in a private placement exempt from the registration requirements of the Act pursuant to Section4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders.

        The annual meeting of stockholders of the Company was held on May 25, 1999.

        The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:  Election of directors

                                                                                      For             Withheld
                                                                                      ---             --------
             (a)     Guy O. Murdock                                                9,404,807           26,590
             (b)     Thomas E. Chaplin                                             9,404,807           26,590
             (c)     Colin P. Halford                                              9,404,807           26,590
             (d)     John C. Poss                                                  9,404,907           26,490
             (e)     Steven R. Ehlert                                              9,404,907           26,490
             (f)     Wayne Wright                                                  9,404,907           26,490
             (g)     Larry A. Erickson                                             9,404,907           26,490

Proposal 2: Approval to increase the total number of authorized shares of the Company's no par value common stock from 20,000,000 to 40,000,000.


                       For                    Against                  Abstain             Broker Non-Votes
                       ---                    -------                  -------             ----------------
                    9,352,223                  57,434                  21,740                      0

Proposal 3: Ratification of appointment of Deloitte & Touche LLP as auditors of the Company


                       For                    Against                  Abstain             Broker Non-Votes
                       ---                    -------                  -------             ----------------
                    9,404,310                  9,200                   17,887                      0

Item 5.  Other Events

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  3.1      Restated Articles of Incorporation of the Company (1)

                  3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

                  3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

                  3.4      Amended and Restated By-Laws of the Company (3)

                  10.1 Note and Warrant Purchase Agreement, dated as of June 21, 1999, among the Company, Priority International Communications, Inc., Incomex, Inc. and New Valley Corporation (4)

                  10.2 Stock Purchase Warrant dated June 21, 1999, from the Company to New Valley Corporation (4)

                  10.3 Fixed Rate Senior Note dated June 21, 1999 from the Company to New Valley Corporation (4)

                  10.4 Registration Rights Agreement, dated June 21, 1999, between the Company and New Valley Corporation (4)

                  10.5 Option to Merge Agreement, dated as of June 9, 1999, among MCC Acquisition Corp., the shareholders of Intercarrier Transport Corporation, and Intercarrier Transport Corporation

                  10.6 Option to Merge Agreement, dated June 9, 1999, among MCC Acquisition Corp., the shareholders of AcNet USA, Inc. and AcNet USA, Inc.

                  10.7 Amendment to Investment Agreement, dated as of June 21, 1999, among ACTEL Integrated Communications, Inc., the Company, John Beck and Richard Courtney

                  27       Financial Data Schedule

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein reference.

(2) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

               (b) Reports on Form 8-K: none were filed for quarter ended June 30, 1999

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MURDOCK COMMUNICATIONS CORPORATION

Date: August 13, 1999                  By  /s/ Thomas E. Chaplin
                                         ---------------------------------------
                                         Thomas E. Chaplin
                                         Chief Executive Officer


Date: August 13, 1999                  By  /s/ Paul C. Tunink
                                         ---------------------------------------
                                         Paul C. Tunink
                                         Vice President and Chief Financial
                                         Officer