Form 10QSB
period 1999-09-30
MURDOCK COMMUNICATIONS CORP
filed 1999-11-15
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)
/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended September 30, 1999

                                          OR

/ /      TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 For the transition period from _______ to _________


                      Commission File Number      000-21463
                                             --------------

                       Murdock Communications Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Iowa                                    42-1337746
    --------------------                     -------------------------
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

On September 30, 1999, there were outstanding 10,459,750 shares of the Registrant's no par value Common Stock.

Transitional  Small  Business  Disclosure  Format  (check  one):
                           Yes               No     X
                                                    -

                       MURDOCK COMMUNICATIONS CORPORATION

                                   FORM 10-QSB

                               September 30, 1999

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION


                                                               Page
Item 1.  Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998                                    3

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1999 and 1998 and for the
         Nine Months Ended September 30, 1999 and 1998            5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and 1998                 6

         Notes to Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     14



PART  II  -  OTHER  INFORMATION



Item 1.  Legal Proceedings                                        22

Item 2.  Changes in Securities and Use of Proceeds       .        22

Item 3.  Defaults Upon Senior Securities                          22

Item 4.  Submission of Matters to a Vote of Security Holders   .  23

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8-K                         23

         Signatures                                               24

PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                             (Dollars in thousands)



                                                                                SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                               --------------------  -------------------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               255   $            1,722
   Accounts receivable, less allowance for doubtful accounts:
    1999 - $944; 1998 - $655: . . . . . . . . . . . . . . . . . . . . . . . .                3,026                1,752
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  500                    -
   Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                  536                  281
                                                                               --------------------  -------------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .                4,317                3,755

PROPERTY AND EQUIPMENT
   Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,467                1,172
   Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . .                9,223                9,013
   Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                  803                  748
                                                                               --------------------  -------------------
                                                                                            11,493               10,933
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .               (8,553)              (8,097)
                                                                               --------------------  -------------------
                                                                                             2,940                2,836
   Telecommunications equipment under capital lease, net of accumulated
    amortization : 1999 - $3,330; 1998 - $3,291 . . . . . . . . . . . . . . .                  163                  182
                                                                               --------------------  -------------------
      PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . .                3,103                3,018

OTHER ASSETS
   Goodwill - net of accumulated amortization:  1999 - $1,677; 1998 - $697. .               10,664               11,644
   Cost of purchased site contracts, net of accumulated amortization:  1999 -
     $767; 1998 - $670. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   87                  174
   Other intangible assets, net of accumulated amortization:  1999 - $796;
    1998 - $348 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  616                  659
   Investments, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,938                1,500
   Prepaid commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,051                1,704
   Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .                   73                  224
                                                                               --------------------  -------------------
      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .               20,429               15,905
                                                                               --------------------  -------------------

      TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            27,849   $           22,678
                                                                               ====================  ===================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    September 30, 1999 and December 31, 1998
                             (Dollars in thousands)



                                                                                       SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                                      --------------------  -------------------
                                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            15,051   $            7,401
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,744                1,205
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,987                2,059
   Current portion of capital lease obligation principally with a related party. . .                1,255                  869
   Current portion of long-term debt with related parties. . . . . . . . . . . . . .                  535                  829
   Current portion of long-term debt, others . . . . . . . . . . . . . . . . . . . .                   94                  199
                                                                                      --------------------  -------------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .               20,666               12,562

LONG-TERM LIABILITIES
   Capital lease obligations principally with a related party, less current portion.                2,407                3,133
   Long-term debt with related parties, less current portion . . . . . . . . . . . .                1,760                2,105
   Long-term debt, others, less current portion. . . . . . . . . . . . . . . . . . .                1,004                  725
   Accumulated losses of joint venture in excess of initial investment . . . . . . .                   22                   61
   Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   10                   15
                                                                                      --------------------  -------------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25,869               18,601
                                                                                      --------------------  -------------------

SHAREHOLDERS' EQUITY
   8% Series A Convertible Preferred Stock, $100 stated value:
    authorized 50,000 shares; issued and outstanding:  1999 and 1998 -
    18,920 shares ($1,892 liquidation value) . . . . . . . . . . . . . . . . . . . .                1,861                1,837
   Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
    and outstanding:  1999 - 10,459,750; 1998 - 10,329,867 shares. . . . . . . . . .               20,045               19,835
   Common stock warrants:  Issued and outstanding:  1999 -  5,521,763; 1998 -
    4,420,763. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  639                  438
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  134                  134
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (20,699)             (18,167)
                                                                                      --------------------  -------------------
      TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .                1,980                4,077
                                                                                      --------------------  -------------------
      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            27,849   $           22,678
                                                                                      ====================  ===================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months Ended and Nine Months Ended September 30, 1999 and 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                   SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                                  ----------------  ----------------  ----------------  ----------------
REVENUES
   Call processing . . . . . . . . . . . . . . .  $         7,089   $         9,401   $        25,059   $        23,812
   Other revenues. . . . . . . . . . . . . . . .              636               369             2,452             1,155
                                                  ----------------  ----------------  ----------------  ----------------
      TOTAL REVENUES . . . . . . . . . . . . . .            7,725             9,770            27,511            24,967

COSTS OF SALES
   Call processing . . . . . . . . . . . . . . .            4,999             6,716            17,365            16,157
   Other cost of sales . . . . . . . . . . . . .              317               117             1,251               407
   Nonstandard vendor related bad debt expense .              726                 -             1,497                 -
   Nonstandard international bad debt expense. .                -                 -               139                 -
                                                  ----------------  ----------------  ----------------  ----------------
      TOTAL COST OF SALES. . . . . . . . . . . .            6,042             6,833            20,252            16,564
                                                  ----------------  ----------------  ----------------  ----------------

GROSS PROFIT . . . . . . . . . . . . . . . . . .            1,683             2,937             7,259             8,403

OPERATING EXPENSES
   Selling, general and administrative expenses.            1,984             1,620             5,819             4,909
   Depreciation and amortization expense . . . .              572               441             1,773             1,353
                                                  ----------------  ----------------  ----------------  ----------------
      TOTAL OPERATING EXPENSES . . . . . . . . .            2,556             2,061             7,592             6,262
                                                  ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . .             (873)              876              (333)            2,141

NON-OPERATING INCOME (EXPENSE)
   Interest expense, net . . . . . . . . . . . .             (914)             (652)           (2,505)           (1,685)
   Other income (expense). . . . . . . . . . . .              221               (51)              568               (25)
                                                  ----------------  ----------------  ----------------  ----------------
      TOTAL NON-OPERATING INCOME (EXPENSE) . . .             (693)             (703)           (1,937)           (1,710)
                                                  ----------------  ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE AND
 JOINT VENTURE LOSS. . . . . . . . . . . . . . .           (1,566)              173            (2,270)              431

      Loss from joint venture. . . . . . . . . .                -                (6)                -              (119)
      Income tax expense . . . . . . . . . . . .              (38)              (18)             (113)              (25)
                                                  ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS). . . . . . . . . . . . . . . .           (1,604)              149            (2,383)              287

DIVIDENDS AND ACCRETION ON 8% SERIES A
 CONVERTIBLE PREFERRED STOCK . . . . . . . . . .              (45)              (46)             (148)             (129)
                                                  ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 SHAREHOLDERS. . . . . . . . . . . . . . . . . .  $        (1,649)  $           103   $        (2,531)  $           158
                                                  ================  ================  ================  ================

BASIC NET INCOME (LOSS) PER COMMON SHARE . . . .  $         (0.16)  $          0.02   $         (0.24)  $          0.03
                                                  ================  ================  ================  ================

BASIC WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . .       10,425,797         5,429,867        10,362,864         5,068,381
                                                  ================  ================  ================  ================

DILUTED NET INCOME (LOSS) PER COMMON SHARE . . .  $         (0.16)  $          0.01   $         (0.24)  $          0.03
                                                  ================  ================  ================  ================

DILUTED WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . .       10,425,797         7,632,592        10,362,864         6,257,897
                                                  ================  ================  ================  ================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                   NINE MONTHS ENDED
                                                                                           SEPT. 30, 1999      SEPT. 30, 1998
                                                                                         -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           (2,383)  $           287

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Depreciation and amortization, including amortization of technology license. . . . .               1,773             1,315
   Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 411               169
   Gain on sale of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (5)                -
   Loss from joint venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               119
   Changes in operating assets and liabilities, excluding the effects of acquisitions:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,274)           (1,235)
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (256)             (748)
    Prepaid commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (347)                -
    Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 151                69
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 539              (340)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (25)              408
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (5)              (97)
                                                                                         -------------------  ----------------
      NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .              (1,421)              (53)

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .                (700)           (1,119)
   Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .                  13                99
   Payments for site contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (13)                -
   Cash paid for investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (5,438)                -
   Cash paid for note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,000)                -
   Cash received on note receivable . . . . . . . . . . . . . . . . . . . . . . . . . .                 500                 -
   Cash advanced to joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (39)              (78)
   Cash paid for acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               (31)
   Cash acquired with  acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                (2)
                                                                                         -------------------  ----------------
      NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .              (6,677)           (1,131)

CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations, primarily to a related party. . . . . . . . .                (340)                -
   Proceeds from capital lease obligations with a related party . . . . . . . . . . . .                   -               809
   Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,773             3,782
   Borrowings on long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . .                 943                 -
   Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,123)                -
   Payments on long-term debt with related parties. . . . . . . . . . . . . . . . . . .                (670)           (2,950)
   Payments on long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . . .                (769)                -
   Proceeds from issuance of 8% Series A Convertible Preferred Stock. . . . . . . . . .                   -               267
   Dividends on 8% Series A Convertible Preferred Stock . . . . . . . . . . . . . . . .                   -               (54)
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .                  35                 -
   Payments on offering costs and origination fees. . . . . . . . . . . . . . . . . . .                (218)             (114)
                                                                                         -------------------  ----------------
      NET CASH FLOW FROM FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .               6,631             1,740
                                                                                         -------------------  ----------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,467)              556

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,722               316
                                                                                         -------------------  ----------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              255   $           872
                                                                                         ===================  ================


SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for interest, principally to a related party . . . . . .                 654               845
   Cash paid during the period for income taxes . . . . . . . . . . . . . . . . . . . .                  32                 6



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB (Commission File # 000-21463) as filed with the Securities and Exchange Commission on March 31, 1999.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $20.7 million, and current liabilities exceed current assets by $16.3 million at September 30, 1999. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations include raising debt or equity financings, extending or converting existing debt, receiving value from its current investments and the other matters discussed under "Forward-Looking Statements" in this report. On November 15, 1999, the Company announced it had entered into an advisory agreement with Ladenburg Thalmann & Company and Berthel Fisher & Company (see Note 7, "Subsequent Events," regarding the new advisory agreement).

RECLASSIFICATIONS

Certain amounts in the 1998 unaudited interim consolidated financial statements and certain amounts in the 1998 audited consolidated financial statements have been reclassified to conform to the current year's presentation.

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

USE  OF  ESTIMATES

During the quarter ended June 30, 1999, the PIC/ATN segment recorded a $771,000 nonstandard vendor related bad debt charge relating to billing and collection issues for one type of call processing service provided by PIC/ATN to its largest customer. PIC/ATN uses an independent billing and collection firm, which advances funds to PIC/ATN before collecting from the end-user by billing through a Bell Operating Company or other local telephone company. This billing and collection firm reconciles amounts not ultimately collected from the end-user through subsequent reductions of its payments to PIC/ATN in future periods. During the second quarter of 1999, PIC/ATN experienced an amount of reductions in these payments significantly in excess of PIC/ATN's and industry historical experience. This nonstandard vendor related bad debt charge was associated with billing and collection through one Bell Operating Company related to billing and collection for PIC/ATN's largest customer. This collection issue continued during the quarter ended September 30, 1999 and the Company recorded an additional nonstandard vendor related bad debt charge in the amount of $726,000 related to service provided by PIC/ATN to its largest customer.

Based on a review of the current facts and circumstances, management believes the amount of future charges, if any, could vary substantially and this matter could have a material adverse effect on its consolidated financial position, operating results and cash flows. Management has used its best efforts to estimate a provision for bad debts at September 30, 1999, which is primarily based on PIC/ATN's historical experience of the last six-month's charges and historical experience of the industry for collections from the ultimate end-user. The Company is in the process of taking actions to mitigate the effect of this billing and collection issue in future periods.

2. NOTES  PAYABLE  AND  LONG-TERM  DEBT
   ------------------------------------

In July 1999, the Company received proceeds of $800,000 from the issuance of a promissory note with a financial institution to refinance the existing note on PIC/ATN's building and to upgrade the building for purposes of leasing a portion to ACTEL. The note bears interest at 8.4% and principal and interest are due in monthly installments of $7,834. The note is due October 5, 2004.

In August 1999, the Company received proceeds of $2.0 million from the issuance of a promissory note to a related party. The note bears interest at 12% and principal and interest are due February 9, 2000. Warrants to purchase 400,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.31 per share. The Company assigned a fair value of $64,000 to be written off over the term of the promissory note. In July 1999, the Company received proceeds of $250,000 from the issuance of a promissory note to this same related party. This note was due and paid on the receipt of the proceeds from the above $2.0 million note.

In June 1999, the Company completed a bridge financing in the amount of $2,000,000. Pursuant to the bridge financing, the Company issued a note in the principal amount of $2,000,000. This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999, and subsequently in August 1999, the Company was in violation of a covenant limiting the incurrence of other indebtedness. Effective July 22, 1999, as provided for in the terms of the note, interest accrued on the unpaid balance at 14% per annum from July 22, 1999 until August 20, 1999, at 16% per annum from August 21, 1999 until September 21, 1999 and at

18% per annum from September 22, 1999 until such principal is paid in full. Warrants to purchase 250,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. Because the Company did not repay the note on or prior to September 21, 1999, the warrants may be exercised to purchase a total of 500,000 shares of the Company's common stock. The
Company has assigned a fair value of $80,000 to the warrants, that has been capitalized as deferred loan costs and are being written off over the life of the note. The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits and the issuance by the Company of shares of common stock or other securities convertible into or exercisable to purchase shares of common stock at a price below the then fair market value of the Company's common stock. The Company registered the warrants and the shares of common stock underlying the warrants in September 1999. The note is secured by a collateral pledge in the stock of the Company's subsidiaries and a security interest in all of the unencumbered assets of the Company and its subsidiaries.

As of September 30, 1999 the Company was past due on $2.0 million of notes payable to individuals. Of the $2.0 million of past due notes payable to individuals, $300,000 has been extended to March 2000. Effective April 1, 1999, as provided for in the terms of the note, interest on the remaining $1.7 million of past due notes increased from 14% to 18% per annum.

As of September 30, 1999 the Company had an unpaid balance past due to an affiliate of Berthel Fisher & Company (collectively with its subsidiaries and their affiliated leasing partnerships, "Berthel") of approximately $556,000. The unpaid balance is in violation of certain of the covenants in the Berthel leasing agreements. Berthel has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

In April 1999, the Company entered into a loan commitment letter with a major lending institution for a senior secured credit facility of up to $25 million. This commitment letter has expired.

3.  CONTINGENCIES  AND  LEGAL  PROCEEDINGS
    --------------------------------------

Incomex commenced an arbitration proceeding against EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claimed that Incomex was in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputed these claims and initiated the arbitration to resolve the dispute. An arbitration hearing with respect to this matter commenced in April 1999. In June 1999, the arbitrator ruled that, after a credit for the remaining principal balance of $341,444, Eilco owes Incomex damages in the sum of $231,162, plus $3,161 for arbitration fees and expenses. Subsequent to June 30, 1999, Incomex filed a petition against Eilco for payment of the settlement and Eilco filed a petition that the judge acted without merit in his judgment. On September 24, 1999 Incomex received a judgment confirming the arbitration award. As of September 30, 1999, pending resolution, the full amount of the arbitration award has been recorded as other income, in addition to accrued interest at 10% from May 31, 1999, subject to the creation of a reserve for the entire amount due to the uncertainty of collection.

4.  INCOME  TAX  EXPENSE
    --------------------

The provision for income taxes consisted of the following for the nine month periods ended September 30, 1999 and 1998 (amounts expressed in thousands):



              1999   1998
              -----  -----
  Current:
     Federal  $   -  $   -
     State .    113     25



At September 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2002 through 2012.

5.  INVESTMENTS
    -----------

During 1998, the Company reached an agreement to invest in ACTEL Integrated Communications, Inc. ("ACTEL") of Mobile, Alabama. As of June 30, 1999, the Company had invested $3,000,000 plus related expenses of $26,000 plus dividends accrued of $168,000 as explained below. Effective June 21, 1999, the Company and ACTEL entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in ACTEL. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in ACTEL to $3,000,000. During the third quarter, the $3,000,000 investment was converted into 3,000,000 shares of ACTEL's Series A Convertible Preferred Stock as allowed by the Investment Agreement. Each share of Series A Convertible Preferred Stock accrues a 10% dividend per annum and may be converted to 1.46 shares of ACTEL's common stock at any time on or before March 10, 2002 at the option of the Company. In addition, the Company loaned $1,000,000 to ACTEL under the terms of a promissory note dated June 23, 1999. As of September 23, 1999, $500,000 had been received by the Company in partial payment of the promissory note. According to the terms of the note, the balance remaining will continue as a loan due on demand sixty days thereafter with an interest rate of 18% per annum for the unpaid balance for that sixty days or part thereof.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. ("AcNet Mexico"). In June, 1999 the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $558,000 to pay off certain debt and accounts payable. The option with ITC expires August 31, 2001 and the option with AcNet USA expires December 31, 1999. Because there are significant conditions remaining to be satisfied with respect to these proposed acquisitions, including the negotiation of definitive acquisitions agreements, due diligence investigations and the decision to exercise the options to complete the proposed acquisitions, the Company cannot make assurances that the proposed acquisitions will be completed or, if completed, that the terms of the proposed acquisitions will be as presently contemplated. As of September 30, 1999, the Company had invested $2,770,000 in AcNet Mexico and from October 1, 1999 through November 12, 1999 had invested an additional $120,000. As of September 30, 1999, the Company had invested $956,000 in AcNet USA and from October 1, 1999 through November 12, 1999 had invested an additional $40,000.

6.  BUSINESS  SEGMENT  INFORMATION
    ------------------------------

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

The accounting policies of the reportable segments are the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations. Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the three months ended September 30, 1999 and 1998 (amounts expressed in thousands). The "Other" column includes corporate related items.



                               PIC/ATN    INCOMEX     MTS     OTHER     TOTAL
1999
Revenues. . . . . . . . . . .  $  5,443  $  1,393   $  889   $     -   $ 7,725
Income (loss) from operations       213      (284)    (302)     (500)     (873)
Total assets. . . . . . . . .     4,183     2,880    2,014    18,772    27,849
Depreciation and amortization
  expense . . . . . . . . . .       126         5      115       326       572
Interest expense. . . . . . .       217         2      155       540       914
Capital expenditures. . . . .       389         4        8         -       401



1998
Revenues. . . . . . . . . . .     6,696     1,741    1,333         -     9,770
Income (loss) from operations       980       528     (289)     (343)      876
Total assets. . . . . . . . .     3,986     1,599    2,307     6,217    14,109
Depreciation and amortization
  expense . . . . . . . . . .       115         2      166       158       441
Interest expense. . . . . . .       170        90      163       229       652
Capital expenditures. . . . .       743         7       52         -       802



Financial information relating to the Company's operations by geographic area as of and for the three months ended September 30, 1999 and 1998 was as follows (amounts expressed in thousands):



                                             1999     1998
Revenues:
   United States . . . . . . . . . . . . .  $ 6,309  $ 8,029
   Mexico. . . . . . . . . . . . . . . . .    1,393    1,741
   Canada. . . . . . . . . . . . . . . . .       23        -
                                            -------  -------
      Total. . . . . . . . . . . . . . . .  $ 7,725  $ 9,770
                                            =======  =======

Long-lived assets (excluding investments):
   United States . . . . . . . . . . . . .  $14,543  $ 9,681
   Mexico. . . . . . . . . . . . . . . . .    2,051      924
                                            -------  -------
      Total. . . . . . . . . . . . . . . .  $16,594  $10,605
                                            =======  =======



Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the nine months ended September 30, 1999 and 1998 (amounts expressed in thousands). The "Other" column includes corporate related items.


                               PIC/ATN   INCOMEX     MTS     OTHER     TOTAL
1999
Revenues. . . . . . . . . . .  $ 16,763  $  7,333  $3,415   $     -   $27,511
Income (loss) from operations     1,220     1,349    (714)   (2,188)     (333)
Total assets. . . . . . . . .     4,183     2,880   2,014    18,772    27,849
Depreciation and amortization
  expense . . . . . . . . . .       359        14     420       980     1,773
Interest expense. . . . . . .       489       170     418     1,428     2,505
Capital expenditures. . . . .       550         6     144         -       700




1998
Revenues. . . . . . . . . . .    14,032     6,465   4,470         -    24,967
Income (loss) from operations     2,270     1,974    (780)   (1,323)    2,141
Total assets. . . . . . . . .     3,986     1,599   2,307     6,217    14,109
Depreciation and amortization
  expense . . . . . . . . . .       312         7     616       418     1,353
Interest expense. . . . . . .       360       278     440       607     1,685
Capital expenditures. . . . .       818        15     286         -     1,119



Financial information relating to the Company's operations by geographic area as of and for the nine months ended September 30, 1999 and 1998 was as follows (amounts expressed in thousands):



                   1999     1998
Revenues:
   United States  $20,107  $18,502
   Mexico. . . .    7,333    6,465
   Canada. . . .       71        -
                  -------  -------
      Total. . .  $27,511  $24,967
                  =======  =======




7.  SUBSEQUENT  EVENTS
    ------------------
Subsequent to the end of the third quarter, the Company announced on November 15, 1999 that it entered into an advisory agreement with Ladenburg Thalmann & Company and Berthel Fisher & Company to leverage the Company's investments to expand operations and reduce debt. The anticipated financing would also provide funds for the Company's planned merger with AcNet USA and AcNet Mexico. Ladenburg Thalmann and Berthel Fisher have been engaged to explore opportunities to raise cash for the Company including realizing value from its investments in Actel and PIC/ATN.

Subsequent to quarter end, the Company amended the terms of its outstanding publicly-traded Common Stock Purchase Warrants to extend the expiration date of the Warrants from October 21, 1999 to April 21, 2000. During the extension period following October 21, 1999 the Company will not be obligated to make any further adjustments to the exercise price of the Warrants or the number of shares for which the Warrants may be exercised under the anti-dilution terms of the Warrant agreement.

As of October 31, 1999, the Company was past due on a $400,000 note payable to a financial institution. As of the date of this report the financial institution has not demanded repayment of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within this report.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998
---------------------------------------------------------------------

REVENUES - Consolidated revenues decreased $2.1 million, or (21.4)%, to $7.7 million for the three months ended September 30, 1999 from $9.8 million for the three months ended September 30, 1998. Revenues from PIC/ATN decreased $1.3 million to $5.4 million for the three months ended September 30, 1999 from $6.7 million for the three months ended September 30, 1998, primarily due to the discontinuation of the international call traffic with a principal customer. During 1998, PIC/ATN billed the traffic for this customer, and revenues from this customer totaled $1.4 million, with a gross profit margin of approximately $61,000, for the three months ended September 30, 1998 and $4.2 million, or 12.0% of the total revenues of the Company, for the year ended December 31, 1998. The relationship with this customer was restructured in February 1999, and, from February 1999 to June 1999, PIC/ATN provided outsourced billing and collection services to this customer on a fee basis only in lieu of billing the traffic. As a result, revenues from this customer declined, but the gross profit margin on this customer was not materially affected. Effective June 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company. The Company's gross profit related to this Customer was none, $159,000 and $159,000 for the three month period ended September 30, 1999, the nine month period ended September 30, 1999 and the year ended December 31, 1998, respectively.

Revenues from Incomex decreased $351,000 to $1.4 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. The decrease was primarily due to the short-term disruption of calls processed during the change to a different billing and collections company and due to a cash shortage, which limits the ability of Incomex to attract new customers and maintain existing customers.

Revenues from MTS declined $444,000 to $890,000 for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998 due to the termination of the Lodging Partnership Program with AT&T in October, 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $539,000 for the three months ended September 30, 1998 to none for the three months ended September 30, 1999. MTS's revenues for the three months ended September 30, 1999 consisted of revenues from its TeleManager services and equipment sales.

COST OF SALES - Consolidated cost of sales decreased $791,000, or (11.6)%, to $6.0 million for the three months ended September 30, 1999 from $6.8 million for the three months ended September 30, 1998. Consolidated cost of sales, as a percentage of revenues, was 78.2 % for the three months ended September 30, 1999 compared to 69.9% for the three months ended September 30, 1998. The increase was primarily attributable to the PIC/ATN segment, which experienced higher cost of sales as a percentage of revenues due to a $726,000 non-standard vendor related bad debt charge as discussed below. During the quarter ended June 30, 1999, the Company recorded a $771,000 nonstandard vendor related bad debt charge relating to billing and collection issues for one type of call processing service provided by PIC/ATN to its largest customer. PIC/ATN uses an independent billing and collection firm which advances funds to PIC/ATN before collecting from the end-user by billing through a Bell Operating Company or other local telephone company. This billing and collection firm reconciles amounts not ultimately collected from the end-user through subsequent reductions of its payments to PIC/ATN in future periods. During the second quarter of 1999, PIC/ATN experienced an amount of reductions in these payments significantly in excess of PIC/ATN's historical experience. This nonstandard vendor related bad debt was associated with billing and collection through one Bell Operating Company related to billing and collection for PIC/ATN's largest customer. This collection issue continued during the quarter ended September 30, 1999 and the Company recorded an additional nonstandard vendor related bad debt expense in the amount of $726,000.

The Company anticipates that these charges will continue and management has used its best efforts to estimate a provision for bad debts at September 30, 1999. The Company is in the process of taking actions to mitigate the effect of this billing and collection issue in future periods. However, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in excess of this nonstandard bad debt charge which would have a material adverse effect on the Company's results of operations and cash flows in future periods.

Excluding the impact of the $726,000 non-standard charge, consolidated cost of sales, as a percentage of revenues, was 68.8% for the three months ended September 30, 1999 compared to 69.9% for the three months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -Consolidated selling, general and administrative expense increased $365,000, or 22.5%, to $2.0 million for the three months ended September 30, 1999 from $1.6 million for the three months ended September 30, 1998. Selling, general and administrative expense, as a percentage of revenues, was 25.6% for the three months ended September 30, 1999 compared to 16.5% for the three months ended September 30, 1998. The dollar increase was primarily due to higher compensation expenses including increased costs of additional personnel to devote time to the pending acquisitions of AcNet USA and AcNet Mexico and higher legal and professional fees.

DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization increased $131,000, or 29.7%, to $572,000 for the three months ended September 30, 1999 from $441,000 for the three months ended September 30, 1998. The increase is primarily the result of additional goodwill of $4.4 million recorded in the fourth quarter of 1998 for the settlements of the earn-outs in connection with the Company's acquisition of PIC and Incomex, which is being amortized over the remaining life of the original goodwill. This will continue to result in higher amortization expenses in future periods.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $262,000, or 40.1%, to $914,000 for the three months ended September 30, 1999 from $652,000 for the three months ended September 30, 1998. The increase was primarily due to additional debt incurred related to the investments in ACTEL, AcNet Mexico and AcNet USA, the costs associated with the acquisition of PIC/ATN and Incomex, an increase in the interest rate on the past due debt and general working capital purposes. As a result, higher interest expense will continue in future periods.

OTHER INCOME (EXPENSE) - Consolidated other income (expense) increased $272,000 to $221,000 for the three months ended September 30, 1999 from ($51,000) for the nine months ended September 30, 1998. During

September 1999, the Company converted its investment in ACTEL to Series A Preferred Stock. As of September 30, 1999, in accordance with the terms of the ACTEL Series A Preferred Stock, the Company recorded $168,000 of accrued dividends as other income based on the date of the original investment made by the Company in ACTEL.

COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998
--------------------------------------------------------------------

The information for the nine months ended September 30, 1998 in the following analysis includes the statement of operations data of Incomex after the consummation of the Incomex acquisition effective February 1998.

REVENUES - Consolidated revenues increased $2.5 million, or 10.0%, to $27.5 million for the nine months ended September 30, 1999 from $25.0 for the nine months ended September 30, 1998. Revenues from PIC/ATN increased $2.7 million to $16.8 million for the nine months ended September 30, 1999 from $14.1 million for the nine months ended September 30, 1998 due to increases in the number of consumer alternative dialing accounts and better call completion ratios, partially offset by a decline in revenues from a principal customer as discussed below.

During 1998, PIC/ATN's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. The results were that 1998 revenues from this customer totaled $4.2 million or 12.0% of the total revenues of the Company. The results were that revenues from this customer for the nine months ended September 30, 1998 totaled $1.5 million, or 6.0% of total revenues of the Company. In the first quarter of 1999, the Company modified its relationship with the customer whereby calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the nine months ended September 30, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the nine months ended September 30, 1999 were $3.6 million or 13.1% of the total revenues of the Company for the period. Effective June 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company.

Revenues from Incomex increased $865,000 to $7.3 million for the nine months ended September 30, 1999 from $6.5 million for the nine months ended September 30, 1998. The increase was primarily due to an increase in the number of rooms under contract with Mexican resort hotels and a shift toward Mexican resort hotels with greater call traffic to the United States.

Revenues from MTS declined $1.1 million to $3.4 million for the nine months ended September 30, 1999 from $4.5 million for the nine months ended September 30, 1998 due to the termination of the Lodging Partnership Program with AT&T in October, 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $2.0 million for the nine months ended September 30, 1998 to none for the nine months ended September 30, 1999. MTS's revenue for the nine months ended September 30, 1999 consisted of revenues from its TeleManager services and equipment sales.

COST OF SALES - Consolidated cost of sales increased $3.6 million, or 21.8%, to $20.2 million for the nine months ended September 30, 1999 from $ 16.6 million for the nine months ended September 30, 1998. Consolidated cost of sales, as a percentage of revenues, was 73.3% for the nine months ended September 30, 1999 compared to 66.3% for the nine months ended September 30, 1998. The increase in cost of sales is primarily attributable to the associated increase in revenues for the nine months ended September 30, 1999 and to the PIC/ATN segment which experienced higher cost of sales as a percentage of revenues due to a $1.4 million nonstandard vendor bad debt charge as discussed above in cost of sales for the three months ended September 30, 1999.

The Company also recorded a nonstandard charge of $139,000 for the nine months ended September 30, 1999 associated with a dispute in collection procedures and policies with an international billing and collection processor of Incomex that originated in the fourth quarter of 1998. Incomex changed vendors in April 1999 and does not expect a recurrence of this issue.

Excluding the impact of the $1.4 million and the $139,000 non-standard charges, consolidated cost of sales, as a percentage of revenues, was 67.6% for the nine months ended September 30, 1999 compared to 66.3% for the nine months ended September 30, 1998. The increase in consolidated cost of sales as a percentage of revenue is primarily attributable to higher costs at Incomex for commissions and bad debt over the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -Consolidated selling, general and administrative expense increased $911,000, or 18.5%, to $5.8 million for the nine months ended September 30, 1999 from $4.9 million for the nine months ended September 30, 1998. Selling, general and administrative expense, as a percentage of revenues, was 21.1% for the nine months ended September 30, 1999 compared to 19.6% for the nine months ended September 30, 1998. The dollar increase was primarily due to the increased expenses associated with the lawsuit settlements as discussed in prior quarters, increases in other legal and professional fees and higher compensation expenses including increased costs of additional personnel to devote time to the acquisitions of AcNet USA and AcNet Mexico.

DEPRECIATION AND AMORTIZATION - Consolidated depreciation and amortization increased $420,000, or 31.0%, to $1.8 million for the nine months ended
September 30, 1999 from $1.4 million for the nine months ended September 30, 1998. The increase is primarily the result of additional goodwill of $4.4 million recorded in the fourth quarter of 1998 for the settlements of the earn-outs in connection with the Company's acquisition of PIC and Incomex, which is being amortized over the remaining life of the original goodwill. This will continue to result in higher amortization expenses in future periods.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $820,000, or 48.6%, to $2.5 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. The increase was primarily due to additional debt incurred related to the investments in ACTEL and AcNet, the costs associated with the acquisition of PIC/ATN and Incomex, an increase in the interest rate on the past due debt and general working capital purposes. As a result, higher interest expense will continue in future periods.

OTHER INCOME (EXPENSE) - Consolidated other income (expense) increased $593,000 to $568,000 for the nine months ended September 30, 1999 from ($25,000) for the nine months ended September 30, 1998. The increase was primarily due to Incomex recording $341,444 as other income during the quarter ended June 30, 1999, as part of a settlement award based on an arbitrator's ruling on the proceedings Incomex had commenced against Eilco. During the quarter ended September 30, 1999 the Company recorded $168,000 as other income for dividends accrued on their investment in ACTEL, as discussed under "Investments" in the notes to the unaudited financial statements.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At September 30, 1999, the Company's current liabilities of $20.7 million exceeded current assets of $4.3 million resulting in a working capital deficit of $16.4 million. During the nine months ended September 30, 1999, the Company used $1.4 million in cash for operating activities, and used $6.7 million in investing activities. The Company received proceeds from new debt financing of $9.7 million and made payments on debt of $3.1 million, for net cash flows from financing activites of $6.6 million. These activities resulted in a decrease in available cash of $1.5 million for the nine months ended September 30, 1999.

The Company's debt and capital lease obligations as of September 30, 1999, including the current portion thereof, totaled $22.1 million compared to $15.3 million at December 31, 1998. The Company's current debt and lease obligations as of September 30, 1999 totaled $16.9 million compared to $9.3 million at December 31, 1998.

The billing and collection issue with PIC/ATN's largest customer (See "Results of Operations" above) decreased the Company's cash flow by $372,000 for the three months ended September 30, 1999. Although the Company expects to take actions to mitigate the effect of this billing and collection issue in future periods, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. The Company currently makes monthly lease and debt payments, including operating lease payments of approximately $163,000 in the aggregate, pursuant to these financing arrangements. As of September 30, 1999, the Company has not made the majority of June through September 1999 payments. Berthel has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report.

As of September 30, 1999, the Company was past due in the payment of approximately $4.6 million of indebtedness, including $556,000 in lease and debt financing from Berthel, a $2.0 million bridge loan and $2.0 million of notes payable to individuals. The past due bridge loan and notes payable currently accrue interest at a rate of 18% per annum. An additional $8.9 million of the Company's debt will be due in the fourth quarter of 1999. The bridge loan is secured by a collateral pledge in the stock of the Company's subsidiaries and a security interest in all of the unencumbered assets of the Company and its subsidiaries.

The Company's existing capital and anticipated funds from operations will not be sufficient to meet its anticipated cash needs for working capital, capital expenditures, debt obligations and investments in acquisitions for the remainder of 1999 and 2000. The Company currently estimates that it will need at least $23.0 million before the end of 1999 to fund its cash requirements, including additional investments in, and anticipated closing costs to acquire, AcNet USA and AcNet Mexico. In addition to cash flows from operations, if any, the Company believes that the possible sources to fund its cash requirements include raising debt or equity financings, extending or converting existing debt and realizing value from its current investments. The Company has engaged in discussions with potential investors regarding proposed debt or equity financings. On November 15, the Company announced it had entered into an advisory agreement with Ladenburg Thalmann & Company (see the discussion in Note 7, "Subsequent Events," regarding the new advisory agreement). However, no assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its market development plans or otherwise may have a material adverse effect on the Company and on its ability to continue as a going concern. See "Forward-Looking Statements" below.

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

THE  COMPANY'S  STATE  OF  READINESS
The Company's main internal systems, including IT systems such as financial systems, the Telemanager and the Company's telecommunications switches, and non-IT systems have been tested and are currently believed to be Year 2000 compliant or are expected to be Year 2000 compliant by the end of 1999.

The Company has circulated surveys to its key third party vendors and customers. None of the surveys which have been returned indicate significant Year 2000 compliance issues. The Company expects to continue to analyze Year 2000 risks relating to its key vendors and customers based on the completed surveys, follow-up surveys and other communications.

COSTS  TO  ADDRESS  THE  COMPANY'S  YEAR  2000  COMPLIANCE
The majority of the Company's internal Year 2000 issues have been or will be corrected through systems upgrades, including an upgrade of the Company's telecommunication switches, some of which are being made for other business purposes. The Company has estimated that the costs of all such upgrades will not exceed $225,000, of which approximately $190,000 had been incurred through September 30, 1999.

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

THE  COMPANY'S  YEAR  2000  CONTINGENCY  PLANS
Over the January 1, 2000 weekend, the Company expects to make personnel available to handle issues that may arise. To the extent that unanticipated compliance issues arise with respect to the Company's internal systems, the Company believes that it will be able to implement alternative IT systems or manual systems. The Company's ability to respond to non-compliance by its customers and vendors will be limited, and therefore could have a material adverse effect on the Company's business, financial or operating results.

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

     - the Company's ability to realize potential value from its investments in Actel and PIC/ATN;

     - the amount of the Company's estimate of its nonstandard vendor related bad debt charge during the third quarter of 1999 and the effects of the PIC/ATN billing and collection issue on the Company's results of operations and financial condition in future periods;

     - the Company's ability to complete acquisitions of AcNet Mexico or AcNet USA or the terms of such acquisitions if completed;

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

     - the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

     - various other factors discussed in this report and in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

Incomex commenced an arbitration proceeding against EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claimed that Incomex was in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputed these claims and initiated the arbitration to resolve the dispute. An arbitration hearing with respect to this matter commenced in April 1999. In June 1999, the arbitrator ruled that, after a credit for the remaining principal balance of $341,444, Eilco owes Incomex damages in the sum of $231,162, plus $3,161 for arbitration fees and expenses. Subsequent to June 30, 1999, Incomex filed a petition against Eilco for payment of the settlement and Eilco filed a petition that the judge acted without merit in his judgment. On September 24, 1999 Incomex received a judgment confirming the arbitration award. As of September 30, 1999, pending resolution, the full amount of the arbitration award has been recorded as other income, in addition to accrued interest at 10% from May 31, 1999, subject to the creation of a reserve for the entire amount due to the uncertainty of collection.

     The Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.

(c) In August 1999, the Company received proceeds of $2.0 million from the issuance of a promissory note to a related party. The note bears interest at 12% and principal and interest are due February 9, 2000. Warrants to purchase 400,000 shares of the Company's common stock were issued in relation to the promissory note at an exercise price of $3.31 per share. In July 1999, the Company received proceeds of $250,000 from the issuance of a promissory note to this same related party. The note was due on the receipt of the proceeds from the above $2.0 million note. The note and warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

Item  3.  Defaults  Upon  Senior  Securities.

(a) As of September 30, 1999, the Company was past due in the payment of approximately $4.6 million of indebtedness, including $556,000 in lease and debt financing to Berthel, a $2 million bridge loan and $2.0 million of notes payable to individuals. The past due bridge loan and notes payable currently accrue interest at a rate of 18% per annum. An additional $8.2 million of the Company's debt will be due in the fourth quarter of 1999. The bridge loan is secured by a collateral pledge in the stock of the Company's subsidiaries and a security interest in all of the unencumbered assets of the Company and its subsidiaries.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders of the Company during the third quarter of 1999.

Item  5.  Other  Information

     Larry A. Erickson resigned as a member of the Company's Board of Directors effective October 25, 1999.

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


       3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

       3.4     Amended  and  Restated  By-Laws  of  the  Company  (3)

       27     Financial  Data  Schedule
_________________
       (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.
       (2) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.
       (3) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.
(b)     Reports  on  Form 8-K:  none were filed for quarter ended September  30,
        1999

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MURDOCK  COMMUNICATIONS  CORPORATION

Date:  November  15, 1999               By  /s/ Thomas E. Chaplin
                                            ------------------------------------
                                            Thomas  E.  Chaplin
                                            Chief  Executive  Officer


Date:  November  15,  1999              By  /s/  Paul  C.Tunink
                                            ------------------------------------
                                            Paul  C.  Tunink
                                            Vice President and Chief Financial
                                            Officer