Form 10KSB
period 1999-12-31
MURDOCK COMMUNICATIONS CORP
filed 2000-03-30
CIK 908754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(Mark  One)

[x]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  1999.

[  ]     Transition  Report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ___  to  ____.

                        Commission file number 000-21463

                       Murdock Communications Corporation
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Iowa                                            42-1337746
          ----                                            ----------
(State  or other jurisdiction of               (IRS Employer Identification No.)
 incorporation  or  organization)

    1112 29th Avenue S.W., Cedar Rapids, Iowa               52404
    -----------------------------------------               -----
    (Address of principal executive offices)              (Zip Code)

          Issuer's telephone number, including area code:  319-362-7283
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name  of  each  exchange  on
     Title  of  each  class                              which  registered
              NA                                               NA
              --                                               --

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                      ------------------------------------
                                (Title of class)

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
[    ]

     State  the issuer's revenues for its most recent fiscal year.  $35,747,000.

     The aggregate market value of the common stock held by nonaffiliates of the issuer as of March 1, 2000 was $6,244,574. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On March 1, 2000, there were outstanding 10,576,012 shares of the issuer's no par value common stock.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of the Shareholders of the issuer are incorporated by reference into Part III of this report.

                                     PART I
                                     ------

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     Murdock Communications Corporation ("MCC" or the "Company") provides operator services and call processing to North American pay phones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry. Through a series of acquisitions and new product developments, the Company transformed itself during 1998 from a reseller of AT&T network services to U.S. hotels to a provider of a wide range of complementary telecommunications services in North America. The Company currently operates through two principal business units:

- Priority International Communications, Inc. and ATN Communications, Inc. (collectively, "PIC/ATN") are wholly owned subsidiaries of the Company which provide operator services, call processing and related valued added services; and

- Incomex, Inc. ("Incomex") is a wholly owned subsidiary of the Company which provides billing and collection services for calls to the United States from resort hotels in Mexico.

     The  Company  has  also  made  investments  in:

- Actel Integrated Communications, Inc. ("Actel"), a provider of local exchange communications services as a facility-based carrier based in Mobile, Alabama;

- AcNet S.A. de C.V. ("AcNet Mexico"), a provider of internet services, network services and data communications to businesses, governments and consumers in Mexico; and

- AcNet USA, Inc. ("AcNet USA"), a provider of internet services and data communications to businesses and consumers also featuring a private network that links over 400 schools, universities and administrative offices in Texas and Mexico.

     As of the date of this report, the Company has a large amount of past due debt and has also experienced significant operating and cash flow difficulties at its largest business unit, PIC/ATN. The Company also entered into a non-binding letter of intent in February 2000, to negotiate a merger transaction with Floragraph LLC ("Floragraph"), which owns Flower.com, an online floral web site that services hotels and other institutions with its pre-paid "FlowerCard" franchise. If completed, the merger with Floragraph would position the combined company as an Internet provider of flowers, gifts and other e-commerce merchandise.

     In connection with the proposed merger with Floragraph and to address the Company's severe debt and liquidity issues, the Company is reviewing strategic alternatives to restructure its business and reduce its overall debt. The Company is considering a number of alternatives which may include private offerings of debt or equity financing, extensions or conversions of existing debt and/or the sale of significant parts of the Company's assets. The Company would use any proceeds from these initiatives to reduce the Company's debt and to generate funds for its business after its planned merger with Floragraph. As of the date of this report, the Company has not completed any transactions in connection with its restructuring efforts, except for an agreement to rent, and a nonbinding memorandum of understanding to negotiate the sale of, certain assets relating to the Company's Murdock Technology Services division ("MTS"). No assurances can be given that the Company will be successful in its restructuring efforts. See "- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     MCC  was  incorporated  as  an  Iowa  corporation  in  1989.

RECENT  DEVELOPMENTS

     PROPOSED MERGER WITH FLORAGRAPH LLC. The Company entered into a non-binding letter of intent to merge (the "Merger") with Floragraph, which owns Flower.com, an online floral web site that services hotels and other institutions with its pre-paid "FlowerCard" franchise. If completed, the merger with Floragraph would position the combined company as an Internet provider of flowers, gifts and other e-commerce merchandise and would leverage the Company's relationships in the hotel and telecommunications industries. The Merger is subject to the satisfaction of a number of conditions, including the completion of due diligence, the execution of definitive agreements, the receipt of necessary regulatory approvals, approval by the Company's shareholders and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the Merger, no assurance can be given that the Merger will be consummated or, if consummated, that the terms of the Merger will be as presently contemplated.

     MCC'S PAST DUE DEBT. As of March 1, 2000, the Company was past due in the payment of approximately $17.8 million of principal and interest payments, including $1.4 million in lease and debt financing to Berthel Fisher & Company and its subsidiaries and their affiliated leasing partnerships (collectively, "Berthel"). The Company was also past due with its trade vendors in the payment of approximately $1.3 million as of March 1, 2000. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's past due debt includes approximately $7.6 million of notes which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Company has been informed that this bank is in serious financial difficulty and is currently being liquidated by the Federal Deposit Insurance Corporation ("FDIC"). If the FDIC seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the FDIC is likely to prevent the Company from continuing as a going concern.

     The FDIC has notified the Company that it believes an additional $1.1 million is outstanding representing various notes payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. The amount of past due debt as of March 1, 2000 does not include this amount. No assurance can be given as to the ultimate outcome of this matter.

     The amount of past due debt as of March 1, 2000, includes the Company's $2.0 million bridge loan from New Valley Corporation ("New Valley"). The Company had been past due on this loan effective July 21, 1999. On December 17, 1999, the Company amended its agreement with New Valley to extend the term of its $2.0 million bridge loan. Under the amendment, the principal amount of the bridge loan is due in six monthly installments beginning on January 17, 2000, together with accrued interest. The first five installments are $200,000 and the final installment on June 17, 2000 is $1,000,000. New Valley also waived all prior defaults by the Company and the interest rate under the note was reset to 12% per annum (14% per annum upon a default) from the original date of the bridge loan. The bridge loan is secured by a collateral pledge in the stock of the Company's subsidiaries, and a security interest in the unencumbered assets of the Company and its subsidiaries. As of March 20, 2000, the Company was past due on the January, February and March payments under the Note with New Valley. However, on March 29, 2000, New Valley waived this default. The effect of this waiver is not reflected in any of the past due debt disclosures because such disclosures are as of March 1, 2000 or March 20, 2000.

     BAD DEBT AND UNIVERSAL SERVICE FUND FEES. During 1999, PIC/ATN recorded bad debt in excess of historical amounts of approximately $5.6 million relating to collection issues for one type of call processing service provided by PIC/ATN to its largest customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a result of this collection issue, PIC/ATN switched to another billing and collection firm in November 1999. The prior billing and collection firm has alleged that PIC/ATN had breached its contract and has placed a lien on the collections from calls processed by the replacement billing and collection firm. At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection. PIC/ATN may be liable for additional amounts beyond the allowance recorded. The Company expects that PIC/ATN will refuse to pay any additional amounts to the former billing and collection firm and believes that the matter will likely be resolved through litigation. No liability, if any, has been recorded in the consolidated financial statements with respect to this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1999, the Company recorded a $1.7 million liability for amounts allegedly due by PIC/ATN to the Universal Service Administrative Company for a universal service fund fee. See "Business - Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     STANDSTILL AGREEMENT. The Company obtains lease and other financing services from Berthel. As of March 1, 2000, MCC owed a total of approximately $6.3 million under such lease and debt financing arrangements, including approximately $1.4 million which is past due. In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forebear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 20, 2000, the Company and Berthel are the only parties to the Standstill Agreement and a creditors committee has not been formed.

     OPTIONS TO ACQUIRE ACNET. The Company has an option to acquire Intercarrier Transport Corporation, the holder of 99% of the outstanding shares of AcNet Mexico which expires on August 31, 2001. The Company's option to acquire AcNet USA expired on December 31, 1999. The options provide for an aggregate purchase price of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. In light of the proposed merger transaction between the Company and Floragraph, the Company is currently not pursuing its options to acquire the AcNet entities. However, the Company believes that a future transaction with the AcNet entities remains a possible alternative for the Company. As of December 31, 1999, the Company had invested $4.7 million in the AcNet entities, including loans, interest and acquisition costs. As a result of the Company's decision not to currently pursue an acquisition of the AcNet entities and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded a $3.7 million asset write-down in 1999 due to the uncertainty of ultimate recovery of its investment. The Company is currently negotiating with the AcNet entities regarding the status of the Company's investments and the proposed acquisition of the AcNet entities, although no assurance can be given as to the outcome of this matter.

     MURDOCK TECHNOLOGY SERVICES. MTS was formed as a division of the Company in 1998 to provide database profit management services and other value added services to the hospitality telecommunications management market. MTS's principal product, the MCC Telemanager(TM), is a proprietary software and hardware product created to help manage telecommunication installations and services in the hospitality market. MTS accounted for approximately 11.4% of the Company's revenues for the year ended December 31, 1999. In February 2000, the Company entered into a Rental Agreement with TeleManager.net providing for the operation of the Company's Telemanager system by TeleManager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to TeleManager.net. TeleManager.net is owned by Colin P. Halford, a current director and a former executive officer of the Company, and Bill Wharton, a former executive officer of the Company.

THE  COMPANY'S  PRINCIPAL  BUSINESS  UNITS

     PIC/ATN OPERATOR SERVICES. PIC/ATN offers telecommunications services to payphone operators, consumer service providers, hotels, aggregators of operator service traffic and other institutions in the United States and Mexico. PIC and ATN operate in concert to provide marketing, service delivery and customer support for owners and aggregators of telecommunications services. PIC/ATN provides both live operator services and automated call processing services. The operator center, located in Mobile, Alabama, features 50 live operator stations and automated call platforms currently generating approximately 100,000 completed calls and 600,000 minutes monthly. PIC/ATN also offers credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1999, PIC/ATN provided telecommunications services to and maintained site contracts with approximately 99 customers throughout the United States, compared to 207 customers at December 31, 1998. Each customer may represent from one to 2,000 telephone numbers that are processed by PIC/ATN. The total size of PIC/ATN's database decreased from approximately 17,000 telephone numbers at December 31, 1998 to approximately 16,000 telephone numbers at December 31, 1999.

     INCOMEX TELECOMMUNICATIONS SERVICES. Incomex contracts with Mexican resort hotels to provide billing and collection services for calls to the United States. As of December 31, 1999, Incomex provided telecommunications services to more than 85 hotel and motel resort properties representing approximately 13,250 rooms, compared to approximately 95 hotel and motel resort properties representing approximately 15,000 rooms at December 31, 1998. Incomex's target market includes 1,300 Mexican resort hotels representing approximately 325,000 rooms. Incomex offers value added customer services, training and technology to enhance the profitability of the telephone departments of Mexican resort hotels.

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

SIGNIFICANT  CUSTOMERS

     During 1998, the Company derived approximately 12% and 24% of its revenues from two customers for PIC/ATN's call processing services. During the year ended December 31, 1999, the Company experienced a significant increase in bad debt relating to the Company's largest customer and recorded bad debt of $5.6 million in excess of historical amounts relating to this customer. The Company derived approximately 39.0% of its revenues from this customer in 1999. In January 2000, the customer and the Company terminated the service provided by the Company for a significant portion of the customer's business relating to the call traffic associated with the bad debt. The Company's second largest customer in 1998 terminated its relationship with the Company effective June 1999. The Company derived approximately 14.8% of its revenue from this customer in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES  AND  MARKETING

     The Company's sales efforts are conducted largely by its internal sales force.

     PIC/ATN. PIC/ATN has an internal sales staff which consisted of one person as of December 31, 1999.

     INCOMEX. Incomex has an internal sales staff which consisted of three persons as of December 31, 1999. Incomex's internal sales force is supplemented by five external sales agents.

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

     The Company also makes informational filings with the FCC with respect to all tariffs charged for automated call processing and long distance services. The FCC may request further information with respect to, or otherwise challenge, any tariffs that the FCC considers to be unreasonably high. As of December 31, 1999, the FCC had not commented on or challenged the Company's tariffs.

     In December 1999, PIC/ATN received notice of past due amounts owed to the Universal Service Administrative Company ("USAC") for a universal service fund ("USF") fee. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency. Management believed that the billing and collection firm referred to above was charging the end-users the USF fee and remitting amounts owed to the USAC in a similar method as with federal and state taxes. A demand letter was sent on behalf of PIC/ATN to the billing and collection firm for payment. The billing and collection firm responded that it has collected and remitted the USF fees to PIC/ATN. Management continues to believe that the billing and collection firm has not remitted these amounts, but as the carrier, PIC/ATN is legally responsible to pay the USF fee.

     Notwithstanding management's belief that the prior billing and collection firm was contractually required to collect and remit the USF fees to USAC, in December 1999, the Company recorded a $1,700,000 liability for USF fees from 1997 through 1999 which represents the period of time the liability is the responsibility of PIC/ATN. PIC/ATN currently is trying to resolve the issue and gain temporary relief from the 15-day payment demand made by USAC which expired on March 16, 2000 for approximately $810,000 of the fees. PIC/ATN may also be liable for penalties including $110,000 for any single violation of nonpayment of USF fees up to a maximum of $1.1 million for any continuing violation. No liability for penalties, if any, has been recorded in the consolidated financial statements. In addition, the FCC may revoke a carrier's operating authority for failure to pay such fees.

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

EMPLOYEES

     As of December 31, 1999, MCC had 87 full-time employees and 48 part-time employees, including 62 full-time employees and 48 part time employees at PIC/ATN, eight full-time employees at Incomex, 12 full-time employees at MTS and five full-time employees at its corporate headquarters. The Company believes its relationships with its employees are good. None of the Company's employees is subject to a collective bargaining agreement.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     MCC maintains its principal business offices in Cedar Rapids, Iowa, where it owns and occupies approximately 8,000 square feet of combined office and warehouse space, subject to a first mortgage held by Venture Investments, an unrelated third party. In February 2000, the Company listed this property for sale and the Company intends to move its corporate staff to a smaller facility during the second quarter of 2000. The Company expects the staff of TeleManager.net to move by March 31, 2000.

     The Company also has a Harris Model 2020 switching center in Mobile, Alabama, where it has purchased an office building with 33,000 square feet, subject to a first mortgage held by Compass Bank, of which 19,800 square feet is currently occupied by Actel.

     The following sets forth certain information with respect to the significant facilities leased by the Company through PIC/ATN and Incomex.

                                              CURRENT
                                 APPROX.      MONTHLY
LOCATION                      SQUARE FOOTAGE    RENT      LESSOR    LEASE TERMINATION
----------------------------  --------------  --------  ----------  -----------------
Austin, Texas. . . . . . . .           2,100  $  3,240  Kucera      May 31, 2000

Huntington Beach, California             850  $  1,223  MUAA, Inc.  August 1, 2000


ITEM  3.  LEGAL  PROCEEDINGS

     A lawsuit was filed in Superior Court of the State of California on October 20, 1999 claiming conspiracy to defraud, fraud and deceit, and conversion against several defendants, including ATN Communications, Inc. ("ATN"), in connection with an Internal Operator Services Agreement between the plaintiffs and defendant Paramount International Telecommunications, Inc. ("Paramount"). The Internal Operator Services Agreement sets out that Paramount will provide (among other things) calling services and billing and collection of the charges through local exchange carriers, and Paramount would deduct agreed upon fees for its services and remit the balance to the plaintiffs. Paramount allegedly contracted out operator and billing services with ATN from May 1998 until present. In addition to other claims against Paramount, the plaintiffs complain that Paramount and ATN conspired to falsify call charge reports being sent to the plaintiffs by underreporting the amount of charges billed to the end user and keeping the monies generated therefrom, thereby damaging the plaintiffs for no less than approximately $280,000. The plaintiffs also seek punitive damages in an unspecified amount. ATN filed its response on January 4, 2000. ATN disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter.

     In the normal course of business, the Company also may be involved in various legal proceedings from time to time. Except as set forth above, the Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

HISTORICAL  TRADING  INFORMATION  AND  DIVIDEND  POLICY

     The Common Stock trades on the Over the Counter Bulletin Board under the symbol "MURC" and the Company's Redeemable Common Stock Purchase Warrants ("Warrants") trade on the Over the Counter Bulletin Board under the symbol "MURCW." The following table sets forth the high and low bid quotations for the Common Stock and Warrants as reported on the Over the Counter Bulletin Board. Such transactions reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

             Common Stock    Warrants
             ------------    --------

Quarter      High    Low   High    Low
-----------  -----  -----  -----  -----
FISCAL 1998
First . . .  $2.63  $0.69  $0.31  $0.06
Second. . .   3.31   2.25   0.25   0.13
Third . . .   4.50   2.75   0.44   0.19
Fourth. . .   4.25   2.13   0.25   0.13

FISCAL 1999
First . . .   4.75   2.75   0.38   0.06
Second. . .   4.13   2.75   0.63   0.19
Third . . .   3.88   2.88   0.60   0.24
Fourth. . .   3.25   1.38   0.88   0.10

     At March 1, 2000, there were approximately 149 holders of record of Common Stock.

     The Company has not paid any cash dividends on the Common Stock in the last three years. Certain of the Company's current financing agreements contain restrictions on the payment of dividends. The Company intends to retain any earnings for use to repay its past due debt and in the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During 1999, 197,872 warrants were converted to 135,379 shares of the Company's Common Stock in various cashless exercises. 193,872 of these warrants were held by individuals who also held notes payable from the Company. 83,872 of these warrants were converted into the same number of shares of Common Stock and reduced such notes payable by $116,000 and accrued interest by $31,000. The remaining warrants were converted to 51,507 shares of Common Stock. The shares of Common Stock were issued in private placements exempt from the registration requirements of the Securities Act pursuant to section 4(2) of the Securities Act.

     In October 1999, 1,300 warrants were exercised to purchase 2,688 shares of the Company's common stock at an exercise price of $3.14 per common share resulting in total proceeds to the Company of $8,448. The shares of common stock were issued in a private placement exempt from the registration requirements of the Securities Act pursuant to section 4(2) of the Securities Act.

     During the second quarter of 1999 the Company issued notes payable to related parties totaling $1,975,000. In December 1999, these notes were amended to bear interest at 14% from the original date of issuance. The principal and accrued interest on these notes became due on November 30, 1999 and the notes bear interest at the default rate of 18% from such date. In connection with the amendment of the notes in December 1999, warrants to purchase 395,000 shares of the Company's common stock were issued in relation to the notes at exercise prices ranging from $3.75 to $4.13. The warrants expire at varying times during December 2003. Also, during the second quarter, the Company issued a note payable to a related party in the amount of $500,000. This note bears interest at 14% and is due with accrued interest on May 19, 2001. In December 1999, a warrant to purchase 100,000 shares of the Company's common stock was issued in relation to this note at an exercise price of $3.50 per share. This warrant expires December 6, 2003. The warrants were issued in private placements exempt from the registration requirements of the Securities Act pursuant to section 4(2) of the Securities Act.

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

     From its inception in 1989 through 1994, the Company's primary source of revenue was generated by providing operator services to the hospitality industry as an automated call processing and long distance services provider. Due to declining call volumes, caused in part by the use of proprietary calling cards and other dial-around activities (such as 1-800-CALL ATT), the Company entered into a contract with AT&T in October 1994 to route operator services traffic to AT&T through the Lodging Partnership program. Under the Lodging Partnership, AT&T processed the calls, carried call traffic and billed the end user. In return, AT&T paid MCC commissions on the calls dialed.

     In light of the declining call volumes and narrow profit margins experienced by the Company under the Lodging Partnership with AT&T, the Company and AT&T agreed to terminate the Lodging Partnership arrangement effective October 15, 1998. AT&T agreed to purchase all of the customer contracts under the Lodging Partnership and to directly manage the existing customers under the contracts. As a result, the Company recorded a one-time gain in the fourth quarter of 1998 of $453,000. Revenues to the Company from the AT&T agreement ended in the fourth quarter of 1998. The Company currently conducts its business through two principal business units: (i) PIC/ATN, which provides operator services and related valued added services, and (ii) Incomex, which provides billing and collection services for calls to the United States from resort hotels in Mexico. In February 2000, the Company entered into a Rental Agreement with TeleManager.net providing for the operation of the Company's Telemanager system by TeleManager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of the Company's MTS division to TeleManager.net.

     As of the date of this report, the Company has a large amount of past due debt and has also experienced significant operating and cash flow difficulties at its largest business unit, PIC/ATN. The Company also entered into a non-binding letter of intent in February 2000, to negotiate a merger transaction with Floragraph, which owns Flower.com, an online floral web site that services hotels and other institutions with its pre-paid "FlowerCard" franchise. If completed, the merger with Floragraph would position the combined company as an Internet provider of flowers, gifts and other e-commerce merchandise.

     In connection with the proposed merger with Floragraph and to address the Company's severe debt and liquidity issues, the Company is reviewing strategic alternatives to restructure its business and reduce its overall debt. The Company is considering a number of alternatives which may include private offerings of debt or equity financing, extensions or conversions of existing debt and/or the sale of significant parts of the Company's assets. The Company would use any proceeds from these initiatives to reduce the Company's debt and to generate funds for its business after its planned merger with Floragraph. As of the date of this report, the Company has not entered into any binding agreements in connection with its restructuring efforts, except for its rental agreement with Telemanager.net.

     No assurances can be given that the Company will be successful in its restructuring efforts. The ability of the Company to successfully complete its restructuring efforts will have a material effect on the Company's results of operations and financial condition in 2000. Any inability of the Company to repay or restructure its past due debt would likely prevent the Company from continuing as a going concern.

RESULTS  OF  OPERATIONS

     The following table sets forth statements of operations items and the percentages that such items bear to revenues:


                                                             Years ended December 31,
                                                             ------------------------
                                                                 1999        1998
                                                             -----------  -----------
Revenues                                                           100 %        100 %
Cost of sales                                                       89 %         67 %
Selling, general, and administrative                                21 %         22 %
Depreciation and amortization                                        7 %          5 %
Impairment of property and equipment and intangible assets          16 %         --
AcNet bad debt and acquisition expenses                             10 %         --
Total operating expenses                                            54 %         27 %
Operating income (loss)                                            (43)%          6 %
Gain on AT&T contract buyout                                        --            1 %
Interest expense                                                    10 %          7 %
Other income                                                         2 %         --
Net (loss)                                                         (51)%         --

     The information for the year ended December 31, 1998 in the preceding table includes statement of operations data for Incomex after the consummation of the Incomex acquisition on February 13, 1998.

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     REVENUES  - Consolidated revenues increased $1.7 million, or 5.2%, to $35.7
     --------
million for the year ended December 31, 1999 from $34.0 for the year ended December 31, 1998. Revenues from PIC/ATN increased $2.3 million to $23.1 million for the year ended December 31, 1999 from $20.8 million for the year ended December 31, 1998 due to increases in the consumer alternative dialing revenues, partially offset by a decline in revenues from a principal customer as discussed below.

     During 1998, PIC/ATN's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. The results were that 1998 revenues from this customer totaled $4.2 million or 12.0% of the total revenues of the Company. In the first quarter of 1999, the Company modified its relationship with the customer whereby calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the year ended December 31, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the year ended December 31, 1999 were $5.3 million or 14.8% of the total revenues of the Company for the year. Effective June 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company. The Company's gross profit related to this customer in 1999 was $159,000.

     During 1998, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $8.4 million or 24% of total revenues of the Company, compared with $14.0 million or 39% in 1999. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Accordingly, this relationship is expected to produce significantly lower revenues for the Company.

     Revenues from Incomex increased $0.6 million to $8.5 million for the year ended December 31, 1999 from $7.9 million for the year ended December 31,1998. The increase was primarily due to an increase during 1999 in the number of rooms under contract with Mexican resort hotels and a shift toward Mexican resort hotels with greater call traffic to the United States, partially offset by a decline in revenue per call.

     Revenues from MTS declined $1.2 million to $4.1 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998 due to the termination of the Lodging Partnership Program with AT&T in October 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $2.1 million for the year ended December 31, 1998 to none for the year ended December 31, 1999. MTS's revenue for the year ended December 31, 1999 consisted of revenues from its Telemanager services and equipment sales. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

     COST  OF  SALES  -  Consolidated  cost  of sales increased $9.2 million, or
     ---------------
40.4%, to $32.0 million for the year ended December 31, 1999 from $22.8 million for the year ended December 31, 1998. Consolidated cost of sales, as a percentage of revenues, was 89.5% for the year ended December 31, 1999 compared to 67.0%
for the year ended December 31, 1998. The increase in cost of sales is primarily attributable to the PIC/ATN segment which experienced higher cost of sales as a percentage of revenues due to a $5.6 million of bad debt in excess of historical amounts as discussed below for the year ended December 31, 1999.

     During 1999, PIC/ATN recorded bad debt in excess of historical amounts totaling approximately $5.6 million relating to collection issues for one type of call processing service provided by PIC/ATN to its largest customer . PIC/ATN uses an independent billing and collection firm, which advances funds to PIC/ATN, for calls handled by PIC/ATN, before collecting from the end-user by billing through a Regional Bell Operating Company or other local telephone company. This billing and collection firm reconciles amounts ultimately collected from the end-user with the initial advances made and remits the additional amount collected, or reduces advances for any deficiency, to PIC/ATN in future periods. This process can take 12-18 months to complete. PIC/ATN uses its historical experience to estimate the ultimate collections to be received. During 1999, PIC/ATN experienced an amount of reductions in these payments significantly in excess of PIC/ATN's and industry historical experience.

     Due to the high level of these uncollectable amounts, PIC/ATN switched to another billing and collection firm in November 1999. The prior billing and collection firm has alleged that PIC/ATN had breached its contract and placed a lien on the collections from calls processed by the replacement billing and collection firm. At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection. PIC/ATN may be liable for additional amounts beyond the allowance recorded. Management believes that the uncollectable amounts are so far in excess of any reasonable level that either the billing and collection firm or the Regional Bell Operating Company through which most of the calls were billed is likely erroneously determining the uncollectable amounts. The Company expects that PIC/ATN will refuse to pay any additional amounts to the former billing and collection firm and the matter will likely be resolved through litigation. No liability, if any, has been recorded in the consolidated financial statements with respect to this matter.

     In December 1999, PIC/ATN received notice of past due amounts owed to the Universal Service Administrative Company ("USAC") for a universal service fund ("USF") fee. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency. Management believed that the billing and collection firm referred to above was charging the end-users the USF fee and remitting amounts owed to the USAC in a similar method as with federal and state taxes. A demand letter was sent on behalf of

PIC/ATN to the billing and collection firm for payment. The billing and collection firm responded that it has collected and remitted the USF fees to PIC/ATN. Management continues to believe that the billing and collection firm has not remitted these amounts, but as the carrier, PIC/ATN is legally responsible to pay the USF fee.

     Notwithstanding management's belief that the prior billing and collection firm was contractually required to collect and remit the USF fees to USAC, in December 1999, the Company recorded a $1.7 million liability for USF fees from 1997 through 1999 which represents the period of time the liability is the responsibility of PIC/ATN. PIC/ATN currently is trying to gain temporary relief from the 15-day payment demand made by USAC which expired on March 16, 2000 for approximately $810,000 of the fees. PIC/ATN may also be liable for penalties including $110,000 for any single violation of nonpayment of USF fees up to a maximum of $1.1 million for any continuing violation. No liability for penalties, if any, has been recorded in the consolidated financial statements. In addition, the FCC may revoke PIC/ATN's operating authority for failure to pay such fees.

     Excluding the impact of the $5.6 million of bad debt in excess of historical amounts and universal service fees, consolidated cost of sales, as a percentage of revenues, was 69% for the year ended December 31, 1999 compared to 67% for the year ended December 31, 1998. The increase in consolidated cost of sales as a percentage of revenue is primarily attributable to higher costs at Incomex for commissions and bad debt and lower revenues per call in the current year.

     SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE  -  Consolidated  selling,
     -----------------------------------------------
general and administrative expense decreased $54,000, or 0.7%, to $7.4 million for the year ended December 31, 1999 from $7.5 million for the year ended December 31, 1998. Selling, general and administrative expense, as a percentage of revenues, was 20.7% for the year ended December 31, 1999 compared to 22.0% for the year ended December 31, 1998.

     DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation and
     ----------------------------------------
amortization increased $509,000, or 27.5%, to $2.4 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. The increase is primarily the result of additional goodwill of $7.2 million recorded in the fourth quarter of 1998 for the settlements of the earn-outs in connection with the Company's acquisition of PIC and Incomex, which is being amortized over the remaining life of the original goodwill. This will decline in future periods due to the impairments recorded in 1999 (see the discussion below).

     IMPAIRMENT  OF  PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS -  The Company
     ------------------------------------------------------------
periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. While revenues have increased for Incomex and PIC/ATN since acquisition by the Company, the rapidly changing competitive environments in which the Company operates, the significant bad debts experienced, the loss of PIC/ATN's two major customers, the declining revenues per call, and the impact of cash flow constraints on attracting new customers with prepaid commissions have prevented the Company from significantly increasing operating profits from levels that existed prior to the acquisition. Accordingly, in 1999, the Company recorded an impairment write-down for goodwill of approximately $2.4 million related to Incomex, of approximately $3.0 million related to PIC/ATN and of approximately $0.3 million related to other assets, primarily telecommunications equipment, based on the expected fair value of such assets.

     ACNET  BAD  DEBT  AND  ACQUISITION  EXPENSE -  As of December 31, 1999, the
     -------------------------------------------
Company had an investment of $4.7 million consisting of $3.7 million of loans, $265,000 of interest and $747,000 of costs incurred either related to the proposed acquisition of the AcNet entities or paid on behalf of the AcNet entities. In light of the proposed merger with Floragraph, the Company is currently not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded a $3.7 million asset write-down in 1999 due to the uncertainty regarding the ultimate recovery of the investment and notes (see Note 5 in Notes to Consolidated Financial Statements.)

     GAIN  ON  AT&T  CONTRACT  BUYOUT  -  The  Company's agreement with AT&T was
     --------------------------------
amended during 1998 to terminate as of October 15, 1998. Under the amendment, AT&T will directly manage the existing customers under the contracts and AT&T assumed liability for all commissions owed to the existing customers for the period March 1, 1998 to October 15, 1998. As a result, the Company recorded a one-time gain in the fourth quarter of 1998 of $453,000 representing the commissions assumed by AT&T less the write-off of owned equipment at the existing customers properties.

     INTEREST EXPENSE - Consolidated interest expense, including amortization of
     ----------------
debt discount, increased $1.3 million, or 52.1%, to $3.7 million for the year ended December 31, 1999 from $2.4 million for the year ended December 31, 1998. The increase was primarily due to additional debt incurred related to the investments in Actel and the AcNet entities, the costs associated with the earn-out settlements with respect to the acquisitions of PIC/ATN and Incomex, the Company's lower operating profit and general working capital purposes, and to an increase in the interest rates on the past due debt. As a result, higher interest expense is expected in future periods.

     OTHER INCOME - Consolidated other income increased $650,000 to $659,000 for
     ------------
the year ended December 31, 1999 from $9,000 for the year ended December 31, 1998. The increase was primarily due to Incomex recording $341,000 as other income in 1999 as part of a settlement award based on an arbitrator's ruling on the proceedings Incomex had commenced against Eilco. During the year ended December 31, 1999 the Company recorded $245,000 as other income for dividends accrued on its investment in Actel.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1999, the Company's current liabilities of $24.2 million exceeded current assets of $1.9 million resulting in a working capital deficit of $22.3 million. During 1999, the Company used $948,000 in cash for operating activities, and used $7.7 million in investing activities. The Company received proceeds from new debt financing of $9.5 million and repaid borrowings on notes payable and made payments on capital lease obligations of $2.5 million. These activities resulted in a decrease in available cash of $1.6 million for the 12 months ended December 31, 1999.

     The Company's debt and capital lease obligations as of December 31, 1999, including the current portion thereof, totaled $22.2 million compared to $15.3 million at December 31, 1998. The Company's current debt and lease obligations as of December 31, 1999 totaled $17.0 million compared to $9.3 million at December 31, 1998.

     Although in January 2000 PIC/ATN terminated the service provided for the call traffic associated with the billing and collection issue for its largest customer, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition. PIC/ATN's cash flows in 2000 may also be adversely affected by the lien placed by PIC/ATN's former billing and collection firm on collections from calls processed by a subsequent billing and collection firm. The Company has also recorded a $1,700,000 liability for USF fees from 1997 through 1999, and has received a payment demand for the first $810,000 of these fees with a deadline which expired on March 16, 2000.

     The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. As of December 31, 1999, the Company has not made the majority of the June through December 1999 payments to Berthel totaling $1,022,000. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of March 20, 2000.

     Subsequent to year end and through March 20, 2000, the Company had borrowed a total of $306,000 with an affiliate of Berthel. The borrowings are due on demand and bear interest at 12%. Warrants will also be issued equal to 200% of the amount of the loan. The exercise price of such warrants will be the bid price of the Company's stock at the close of business on the day the funds were received by the Company.

     As of March 1, 2000, the Company was past due in the payment of approximately $17.8 million of principal and interest payments, including $1.4 million in lease and debt financing to Berthel. The Company was also past due with its trade vendors in the payment of approximately $1.3 million as of March 1, 2000. The amount of past due debt as of March 1, 2000, does include the Company's $2.0 million bridge loan from New Valley. The Company had been past due on this loan effective July 21, 1999. On December 17, 1999, the Company amended its agreement with New Valley to extend the term of its $2.0 million bridge loan. Under the amendment, the principal amount of the bridge loan is due in six monthly installments beginning on January 17, 2000, together with accrued interest. The first five installments are $200,000 and the final installment on June 17, 2000 is $1,000,000. New Valley also waived all prior defaults by the Company and the interest rate under the note was reset to 12% per annum (14% per annum upon a default) from the original date of the bridge loan. The bridge loan is secured by a collateral pledge in the stock of the Company's subsidiaries, and a security interest in the unencumbered assets of the Company and its subsidiaries. As of March 20, 2000, the Company was past due on the January, February and March payments under the Note with New Valley. However, on March 29, 2000, New Valley waived this default. The effect of this waiver is not reflected in any of the past due debt disclosures because such disclosures are as of March 1, 2000 or March 20, 2000.

     The Company's existing capital and anticipated funds from operations will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for 2000. The Company estimates that it will need at least $25 million during 2000 to repay indebtedness that is either past due or will become due in 2000, including accrued interest, past due amounts with trade vendors and USF fees payable. In addition to cash flows from operations, if any, the Company believes that the possible sources to fund its cash requirements include raising debt or equity financings, extending or converting existing debt and/or the sale of significant parts of the Company's assets. The Company has engaged in discussions with potential investors regarding proposed debt or equity financings. The Company has entered into an advisory agreement with an investment bank which is an affiliate of Berthel. However, no assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

FORWARD-LOOKING  STATEMENTS

     This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

- the Company's access to adequate debt or equity capital to meet the Company's operating and financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

- the Company's ability to complete its proposed merger transaction with Floragraph and the terms of such transaction if completed;

- the Company's ability to restructure its operations and to realize potential value from its operating units and investments;

- the effects of the bad debt issues relating to PIC/ATN on the Company's results of operations and financial condition in future periods;

- the Company's ability to negotiate an arrangement regarding its investment in and options to acquire the AcNet entities;

- the possibility of additional impairment write downs of assets, including, without limitation, of goodwill relating to the PIC/ATN or Incomex acquisitions;

-     the  Company's  ability  to  respond  to  competition  in  its  markets;

- the Company's ability to sell its corporate headquarters facility during the second quarter of 2000;

-     the  outcome  of  pending  litigation;

- changes in, or failure to comply with, governmental regulation, including telecommunications regulations;

- the effect of the alleged liability of PIC/ATN for up to $1.7 million of USF fees;

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

- expectations regarding sales growth, sales mix, gross margins and related matters with respect to operating results; and

- expectations regarding alternatives to restructure the Company's business and reduce its overall debt.

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

                                    PART III
                                    --------

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed on or before May 1, 2000.

ITEM  10.     EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the discussion under "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed on or before May 1, 2000.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the discussion under "Security Ownership" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed on or before May 1, 2000.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the discussions under "Executive Compensation--Employment Agreements" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed on or before May 1, 2000.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

     a.     Exhibits:
            --------




EXHIBIT NUMBER                   DOCUMENT DESCRIPTION
--------------  ------------------------------------------------------
3.1             Restated Articles of Incorporation of the
                Company. (1)

3.2             First Amendment to Restated Articles of
                Incorporation of the Company. (2)

3.3             Second Amendment to Restated Articles of
                Incorporation of the Company. (2)

3.4             Amended and Restated By-Laws of the
                Company. (3)

4.1             Form of Common Stock Purchase Warrant
                Agreement between the Company and Firstar Trust
                Company. (1)

4.2             Form of Redeemable Warrant. (1)

4.3             First Amendment to Common Stock Purchase
                Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company.

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

10.2            Amendment No. 1 to AT&T Management Company
                Commission Agreement, dated as of January 16,
                1996, by and between the Company and AT&T. (1)



10.3            Amendment No. 2 to AT&T Management Company
                Commission Agreement, dated as of January 16,
                1996, by and between the Company and
                AT&T. (1) (4)

10.4            Amendment No. 3 to AT&T Management Company
                Commission Agreement, executed on December 13,
                1996, by and between AT&T and the Company. (5)

10.5            AT&T Management Company Commission
                Agreement, effective as of January 16, 1998, by and between the Company and AT&T. (4) (6)

10.6            Amendment to AT&T Management Company
                Commission Agreement, effective as of October 15,
                1998, by and between the Company and AT&T. (7)

10.7            Stock Purchase Agreement, dated as of August 22,
                1997, among MCC Acquisition Corp., Priority
                International Communications, Inc. and certain
                shareholders of Priority International
                Communications, Inc.  (8)

10.8 First Amendment to Stock Purchase Agreement, dated as of October 31, 1997, among MCC
                Acquisition Corp., Priority International
                Communications, Inc. and certain shareholders of Priority International Communications, Inc. (8)

10.9 Second Amendment to Stock Purchase Agreement, dated as of February 27, 1998, among MCC
                Acquisition Corp., Priority International
                Communications, Inc. and certain shareholders of Priority International Communications, Inc. (6)

10.10           Stock Purchase Agreement, dated as of August 22,
                1997, among MCC Acquisition Corp., PIC
                Resources Corp., the shareholders of PIC Resources
                Corp. and ATN Communications Inc. (8)

10.11 First Amendment to Stock Purchase Agreement dated as of October 31, 1997, among MCC Acquisition
                Corp., PIC Resources Corp., the shareholders of PIC
                Resources Corp. and ATN Communications Inc. (8)

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

10.14 Agreement, dated as of May 21, 1998, among the Company, MCC Acquisition Corp., Priority
                International Communications, Inc., PIC Resources
                Corp., Wayne Wright, Bonner Hardegree and ATN
                Communications, Inc. (9)

10.15           Earn-Out Settlement Agreement, dated as of
                December 7, 1998, among the Company, MCC
                Acquisition Corp., Priority International
                Communications, Inc., PIC Resources Corp., Wayne
                Wright, Bonner Hardegree and ATN
                Communications, Inc. (7)

10.16           Stock Purchase Agreement, dated as of February 13,
                1998, among MCC Acquisition Corp., Incomex, Inc.
                and the Shareholders of Incomex, Inc. (10)

10.17           Earn-Out Settlement Agreement, dated as of
                December 1, 1998, among the Company, MCC
                Acquisition Corp., Incomex, Inc. and the
                Shareholders of Incomex, Inc. (7)

10.18           Murdock Communications Corporation 1993 Stock
                Option Plan. (1) (11)

10.19           Murdock Communications Corporation 1997 Stock
                Option Plan, as amended. (7) (11)

10.20 Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Guy O. Murdock. (7) (11)

10.21           Employment Agreement, dated as of January 1,
                1999, by and between the Company and Colin P.
                Halford. (7) (11)

10.22 Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Thomas E. Chaplin. (7) (11)

10.23           Employment Agreement, dated as of January 1,
                1999, by and between the Company and Bill R.
                Wharton. (7) (11)



10.24           Employment Agreement, dated as of November 1,
                1998, by and among the Company, Priority
                International Communications, Inc., PIC Resources
                Corp. and Bonner B. Hardegree. (7) (11)

10.25           Employment Agreement, dated as of November 16,
                1998, by and between the Company and Paul C.
                Tunink. (7) (11)

10.26           Form of Lease Agreement. (12)

10.27 Note and Security Agreement, Note #079-21846-00, dated as of October 28, 1997, by and among PIC
                Resources Corp., ATN Communications, Inc.,
                Priority International Communications, Inc. and
                Berthel Fisher & Company Leasing, Inc. (12)

10.28           Note and Warrant Purchase Agreement, dated as of
                June 21, 1999, by and among the Company, Priority
                International Communications, Inc., Incomex, Inc.,
                MCC Acquisition Corp., and New Valley
                Corporation. (12)

10.29 Stock Purchase Warrant dated June 21, 1999 from the Company to New Valley Corporation. (12)

10.30           Fixed Rate Senior Note dated June 21, 1999 from the
                Company to New Valley Corporation. (12)

10.31           Registration Rights Agreement, dated as of June 21,
                1999, between the Company and New Valley
                Corporation. (12)

10.32           Option to Merge Agreement, dated as of June 9,
                1999, among MCC Acquisition Corp., the
                shareholders of Intercarrier Transport Corporation, and Intercarrier Transport Corporation. (13)

10.33 Option to Merge Agreement, dated June 9, 1999, among MCC Acquisition Corp., the shareholders of AcNet USA, Inc. and AcNet USA, Inc. (13)

10.34 Amendment to Investment Agreement, dated as of June 21, 1999, among ACTEL Integrated
                Communications, Inc., the Company, John Beck and
                Richard Courtney. (13)



10.35           Waiver and First Amendment to Note and Warrant
                Purchase Agreement, dated as of December 17,
                1999, among the Company, Priority International
                Communications, Inc., ATN Communications, Inc.,
                Incomex, Inc., MCC Acquisition Corp. and New
                Valley Corporation.

21              Subsidiaries.

24 Power of Attorney (included as part of the signature page hereof).

27              Financial Data Schedule.



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

(7) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-21463) and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on November 7, 1997 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 (File No. 000-21463) and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on February 13, 1998 and incorporated herein by reference.

(11)     Management  contract  or  compensatory  plan  or  arrangement.

(12) Filed as exhibit to the Company's registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (File No. 000-21463) and incorporated herein by reference.

(b)     Reports  on  Form  8-K.

     The Company did not file any reports on Form 8-K for the three months ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURDOCK  COMMUNICATIONS  CORPORATION

                                    By /s/ Eugene Davis
                                      ------------------------------------------
                                      Eugene Davis
                                      Acting Chief Executive Officer

                                      Date:  March  30,  2000

     Each person whose signature appears below hereby appoints Eugene Davis and Paul C. Tunink, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-KSB and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Eugene Davis       Acting Chief Executive         March 30, 2000
---------------------
Eugene Davis           Officer and Director
                       (Principal Executive Officer)

/s/ Paul C. Tunink     Vice President and Chief       March 30, 2000
---------------------
Paul C. Tunink         Financial Officer (Principal
                       Financial Officer and
                       Principal Accounting Officer)



                       Director                       March 30, 2000
---------------------
Steven R. Ehlert

/s/ Thomas E. Chaplin  Director                       March 30, 2000
---------------------
Thomas E. Chaplin

/s/ Colin P. Halford   Director                       March 30, 2000
---------------------
Colin P. Halford

/s/ David Kirkpatrick  Director                       March 30, 2000
---------------------
David Kirkpatrick

/s/ Guy O. Murdock     Director                       March 30, 2000
---------------------
Guy O. Murdock

/s/ Wayne Wright       Director                       March 30, 2000
---------------------
Wayne Wright

     MURDOCK  COMMUNICATIONS  CORPORATION
     Consolidated  Financial  Statements  for  the
     Years  Ended  December  31,  1999  and  1998  and
     Independent  Auditors'  Report

MURDOCK  COMMUNICATIONS  CORPORATION

TABLE  OF  CONTENTS

                                                                PAGE
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . .  F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  F-2

  Consolidated Statements of Operations. . . . . . . . . . . .  F-3

  Consolidated Statements of Shareholders' Equity (Deficiency)  F-4

  Consolidated Statements of Cash Flows. . . . . . . . . . . .  F-5

  Notes to Consolidated Financial Statements . . . . . . . . .  F-8

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Murdock Communications Corporation
Cedar  Rapids,  Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Cedar  Rapids,  Iowa
March  20,  2000

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  1999  AND  1998  (DOLLARS  IN  THOUSANDS)
--------------------------------------------------------



ASSETS (Notes 6, 7 and 18)                                                          1999       1998
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     76   $  1,722
  Accounts receivable, less allowances for doubtful
    accounts: 1999 - $3,372; 1998 - $655 (Note 2). . . . . . . . . . . . . . . .       982      1,752
  Note receivable (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .       500          -
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .       312        281
                                                                                  ---------  ---------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .     1,870      3,755
                                                                                  ---------  ---------
PROPERTY AND EQUIPMENT:
  Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,446      1,172
  Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . . . .     8,938      9,013
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       839        748
                                                                                  ---------  ---------
                                                                                    11,223     10,933
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,734)    (8,097)
                                                                                  ---------  ---------
                                                                                     2,489      2,836
  Telecommunications equipment under capital lease,
    net of accumulated amortization:  1999 - 3,352;
    1998 - $3,326. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       121        182
                                                                                  ---------  ---------
           Property and equipment, net . . . . . . . . . . . . . . . . . . . . .     2,610      3,018
                                                                                  ---------  ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization:
    1999 - $2,004; 1998 -  $697 (Notes 1, 3 and 4) . . . . . . . . . . . . . . .     5,002     11,644
  Cost of purchased site contracts, net of accumulated amortization:
    1999 - $736;  1998 - $670. . . . . . . . . . . . . . . . . . . . . . . . . .        48        174
  Other intangible assets, net of accumulated amortization:
    1999 - $619; 1998 - $348 . . . . . . . . . . . . . . . . . . . . . . . . . .       197        659
  Investments, at cost (Note 5). . . . . . . . . . . . . . . . . . . . . . . . .     4,277      1,500
  Prepaid commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,633      1,704
  Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12        224
                                                                                  ---------  ---------
           Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . .    11,169     15,905
                                                                                  ---------  ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,649   $ 22,678
                                                                                  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
  CURRENT LIABILITIES:
    Outstanding checks in excess of available balances . . . . . . . . . . . . .  $    104   $      -
    Notes payable (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,443      7,401
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,270      1,206
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,010        314
    Accrued universal service fund fees (Note 2) . . . . . . . . . . . . . . . .     1,700          -
    Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,112      1,745
    Current portion of capital lease obligations
      principally with a related party (Note 12) . . . . . . . . . . . . . . . .     1,553        869
    Current portion of long-term debt with related parties (Note 7). . . . . . .       647        828
    Current portion of long-term debt, others (Note 7) . . . . . . . . . . . . .       371        199
                                                                                  ---------  ---------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    24,210     12,562

  LONG-TERM LIABILITIES:
    Capital lease obligations principally with a related party,
      less current portion (Note 12) . . . . . . . . . . . . . . . . . . . . . .     2,148      3,133
    Long-term debt with related parties, less current portion (Note 7) . . . . .     2,122      2,105
    Long-term debt, others, less current portion (Note 7). . . . . . . . . . . .       911        725
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22         76
                                                                                  ---------  ---------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    29,413     18,601
                                                                                  ---------  ---------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 12)

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 1):
  8% Series A Convertible Preferred Stock, $100 stated value (Note 8):
    Authorized - 1,000,000 shares
    Issued and outstanding: 18,920 shares ($1,892 liquidation value) . . . . . .     1,868      1,837
  Common stock, no par or stated value (Note 10):
    Authorized - 40,000,000 shares (20,000,000 shares in 1998)
    Issued and outstanding:  1999 - 10,576,012 shares; 1998 - 10,329,867 shares.    20,259     19,835
  Common stock warrants (Note 9):
    Issued and outstanding:  1999 - 5,866,591; 1998 - 4,420,763. . . . . . . . .       635        439
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .       134        134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (36,660)   (18,168)
                                                                                  ---------  ---------
           Total  shareholders' equity (deficiency). . . . . . . . . . . . . . .   (13,764)     4,077
                                                                                  ---------  ---------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,649   $ 22,678
                                                                                  =========  =========

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED DECEMBER 31, 1999 AND 1998 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------



                                                                           1999         1998
REVENUES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . . .  $    32,708   $   32,387
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,039        1,601
                                                                       ------------  -----------
           Total revenues . . . . . . . . . . . . . . . . . . . . . .       35,747       33,988
                                                                       ------------  -----------

COST OF SALES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . . .       18,971       18,538
  Other cost of sales . . . . . . . . . . . . . . . . . . . . . . . .        1,657          516
  Bad debt expense and universal service fund fees (Note 2) . . . . .       11,358        3,711
                                                                       ------------  -----------
           Total cost of sales. . . . . . . . . . . . . . . . . . . .       31,986       22,765
                                                                       ------------  -----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,761       11,223
                                                                       ------------  -----------

OPERATING EXPENSES:
  Selling, general and administrative expense . . . . . . . . . . . .        7,414        7,468
  Depreciation and amortization expense . . . . . . . . . . . . . . .        2,358        1,849
  Impairment of property and equipment and intangible assets (Note 1)        5,652            -
  AcNet bad debt and acquisition expenses (Note 5). . . . . . . . . .        3,703            -
                                                                       ------------  -----------
           Total operating expenses . . . . . . . . . . . . . . . . .       19,127        9,317
                                                                       ------------  -----------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . . . . . . . .      (15,366)       1,906
                                                                       ------------  -----------

NONOPERATING  INCOME (EXPENSE):
  Gain on AT&T contract buyout (Note 17). . . . . . . . . . . . . . .            -          453
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .       (3,691)      (2,426)
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .          659            9
                                                                       ------------  -----------
           Total nonoperating expense . . . . . . . . . . . . . . . .       (3,032)      (1,964)
                                                                       ------------  -----------
LOSS BEFORE INCOME TAX EXPENSE AND JOINT VENTURE LOSS . . . . . . . .      (18,398)         (58)

Loss from joint venture . . . . . . . . . . . . . . . . . . . . . . .            -           42
Income tax expense (Note 11). . . . . . . . . . . . . . . . . . . . .            -           74
                                                                       ------------  -----------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,398)        (174)

Dividends and accretion on 8% Series A Convertible Preferred Stock. .         (194)        (175)
                                                                       ------------  -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . . . . . . . . . . . .  $   (18,592)  $     (349)
                                                                       ============  ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE . . . . . . . . . . . . .  $     (1.79)  $     (.06)
                                                                       ============  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . . . . . . . . . . . .   10,392,940    5,422,783
                                                                       ============  ===========

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  1999  AND 1998 (DOLLAR AND SHARE DATA IN THOUSANDS)
--------------------------------------------------------------------------------


                                                  8%  SERIES  A  CONVERTIBLE                               COMMON  STOCK
                                                         PREFERRED STOCK              COMMON STOCK             WARRANTS
                                                  ------------------------------  ---------------------  ----------------------
                                                      NUMBER                       NUMBER                 NUMBER
                                                        OF                           OF                     OF
                                                      SHARES          ISSUED       SHARES      ISSUED    WARRANTS    ISSUED
BALANCES AT JANUARY 1, 1998. . . . . . . . . . .               16  $       1,544      4,458  $   11,343      2,149   $     316

  Issuance of 8% Series A Convertible
    Preferred Stock, net of issuance costs
    of $5. . . . . . . . . . . . . . . . . . . .                3            262          -           -          -           -
  Issuance of common stock and warrants
    in connection with the acquisition of
    Incomex (Note 4) . . . . . . . . . . . . . .                -              -      1,900       2,494        156          30
  Exercise of warrants by a related
    party. . . . . . . . . . . . . . . . . . . .                -              -      1,100       1,753     (1,100)       (322)
  Issuance of warrants in connection with
    debt financing with a related party. . . . .                -              -          -           -        350         165
  Issuance of warrants in connection with
    debt financing (Note 6). . . . . . . . . . .                -              -          -           -      2,700         221
  Issuance of warrants in lieu of director
    and consulting fees. . . . . . . . . . . . .                -              -          -           -         45           5
  Issuance of warrants in lieu of agent
    fees to a related party (Note 6) . . . . . .                -              -          -           -        121          24
  Issuance of common stock in connection
    with the acquisition of PIC (Note 3) . . . .                -              -      2,872       4,245          -           -
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .                -             31          -           -          -           -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock. . . . . . . . .                -              -          -           -          -           -
  Net loss for 1998. . . . . . . . . . . . . . .                -              -          -           -          -           -
                                                  ---------------  -------------  ---------  ----------  ----------  ----------

BALANCES AT DECEMBER 31, 1998. . . . . . . . . .               19  $       1,837     10,330  $   19,835      4,421   $     439
                                                  ===============  =============  =========  ==========  ==========  ==========

  Issuance of warrants in connection with
    debt financing with related parties (Note 6
    and 7) . . . . . . . . . . . . . . . . . . .                -              -          -           -      1,195         223
  Issuance of warrants in connection with
    debt financing with lender (Note 6). . . . .                -              -          -           -        500          80
  Conversion of notes payable, accrued
    interest and related common stock
    warrants into common stock . . . . . . . . .                -              -         84         150        (84)         (3)
  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . .                -              -         54          13       (115)         (4)
  Common stock issued. . . . . . . . . . . . . .                -              -          2           3          -           -
  Common stock options exercised by
    individuals. . . . . . . . . . . . . . . . .                -              -         19          37          -           -
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .                -             31          -           -          -           -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . .                -              -         87         221          -           -
  Warrants expired . . . . . . . . . . . . . . .                -              -          -           -        (50)       (100)
  Net loss for 1999. . . . . . . . . . . . . . .                -              -          -           -          -           -
                                                  ---------------  -------------  ---------  ----------  ----------  ----------
BALANCES AT DECEMBER 31, 1999. . . . . . . . . .               19  $       1,868     10,576  $   20,259      5,867   $     635
                                                  ===============  =============  =========  ==========  ==========  ==========


See notes to consolidated financial statements.
                                                                                 SHARE-
                                                  ADDITIONAL                     HOLDERS'
                                                   PAID-IN      ACCUMULATED      EQUITY
                                                   CAPITAL        DEFICIT     (DEFICIENCY)
BALANCES AT JANUARY 1, 1998. . . . . . . . . . .  $        134  $   (17,819)  $     (4,482)

  Issuance of 8% Series A Convertible
    Preferred Stock, net of issuance costs
    of $5. . . . . . . . . . . . . . . . . . . .             -            -            262
  Issuance of common stock and warrants
    in connection with the acquisition of
    Incomex (Note 4) . . . . . . . . . . . . . .             -            -          2,524
  Exercise of warrants by a related
    party. . . . . . . . . . . . . . . . . . . .             -            -          1,431
  Issuance of warrants in connection with
    debt financing with a related party. . . . .             -            -            165
  Issuance of warrants in connection with
    debt financing (Note 6). . . . . . . . . . .             -            -            221
  Issuance of warrants in lieu of director
    and consulting fees. . . . . . . . . . . . .             -            -              5
  Issuance of warrants in lieu of agent
    fees to a related party (Note 6) . . . . . .             -            -             24
  Issuance of common stock in connection
    with the acquisition of PIC (Note 3) . . . .            -            -           4,245
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .             -          (31)             -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock. . . . . . . . .             -         (144)          (144)
  Net loss for 1998. . . . . . . . . . . . . . .             -         (174)          (174)
                                                  ------------  ------------  -------------
BALANCES AT DECEMBER 31, 1998. . . . . . . . . .  $        134  $   (18,168)  $      4,077
                                                  ============  ============  =============
  Issuance of warrants in connection with
    debt financing with related parties (Note 6
    and 7) . . . . . . . . . . . . . . . . . . .             -            -            223
  Issuance of warrants in connection with
    debt financing with lender (Note 6). . . . .             -            -             80
  Conversion of notes payable, accrued
    interest and related common stock
    warrants into common stock . . . . . . . . .             -            -            147
  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . .             -            -              9
  Common stock issued. . . . . . . . . . . . . .             -            -              3
  Common stock options exercised by
    individuals. . . . . . . . . . . . . . . . .             -            -             37
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .             -          (31)             -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . .             -         (163)            58
  Warrants expired . . . . . . . . . . . . . . .             -          100              -
  Net loss for 1999. . . . . . . . . . . . . . .             -      (18,398)       (18,398)
                                                  ------------  ------------  -------------
BALANCES AT DECEMBER 31, 1999. . . . . . . . . .  $        134  $   (36,660)  $    (13,764)
                                                  ============  ============  =============

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  1999  AND  1998  (DOLLARS  IN  THOUSANDS)
----------------------------------------------------------------------

                                                                                             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (18,398)  $     (174)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Impairment of property and equipment and intangible assets. . . . . . . . . . . . .        5,652            -
    AcNet bad debt and acquisition expense write down . . . . . . . . . . . . . . . . .        3,703            -
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,358        1,849
    Gain on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6)           -
    Noncash interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          723          272
    Noncash commission expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           71
    Loss from joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           42
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          779         (728)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (31)         (60)
      Prepaid commissions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           71         (730)
      Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          182          261
      Outstanding checks in excess of available balances. . . . . . . . . . . . . . . .          104         (247)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,064         (718)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,158         (541)
      Accrued universal service fund fees . . . . . . . . . . . . . . . . . . . . . . .        1,700            -
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7)         (37)
                                                                                         ------------  -----------
           Net cash flows from operating activities . . . . . . . . . . . . . . . . . .         (948)        (740)
                                                                                         ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .         (706)        (766)
  Cash paid for acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         (130)
  Payments for site contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10)          (3)
  Cash paid for investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,480)      (1,500)
  Cash advanced to joint venture. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (46)        (362)
  Cash acquired with acquisitions . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           16
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . .           13            -
  Issuance of note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,000)           -
  Payments received on note receivable. . . . . . . . . . . . . . . . . . . . . . . . .          500            -
                                                                                         ------------  -----------
           Net cash flows from investing activities . . . . . . . . . . . . . . . . . .       (7,729)      (2,745)
                                                                                         ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party . . . . . . . . .         (301)        (265)
  Proceeds from capital lease obligations with a related party. . . . . . . . . . . . .            -          710
  Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,992        5,406
  Borrowings of long-term debt with related parties . . . . . . . . . . . . . . . . . .          500            -
  Payments on notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (835)      (1,656)
  Payments on long-term debt with related parties . . . . . . . . . . . . . . . . . . .         (705)        (719)
  Borrowings on long-term debt, others. . . . . . . . . . . . . . . . . . . . . . . . .        1,029            -
  Payments on long-term debt, others. . . . . . . . . . . . . . . . . . . . . . . . . .         (671)        (152)
  Proceeds from issuance of common stock and warrants . . . . . . . . . . . . . . . . .            3        1,430
  Payment of dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (18)           -
  Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .           37            -
  Proceeds from issuance of 8% Series A Convertible Preferred Stock . . . . . . . . . .            -           50
  Payments for offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         (145)
                                                                                         ------------  -----------
           Net cash flows from financing activities . . . . . . . . . . . . . . . . . .        7,031        4,659
                                                                                         ------------  -----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,646)       1,174

CASH AT BEGINNING OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,722          548
                                                                                         ------------  -----------

CASH AT END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        76   $    1,722
                                                                                         ============  ===========

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party                 $       824   $    2,183
  Cash paid during the year for income taxes                                                       4           24

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  1999  AND  1998  (CONTINUED)
---------------------------------------------------------

SUPPLEMENTAL  DISCLOSURES  OF  1999  NONCASH  OPERATING, INVESTING AND FINANCING
ACTIVITIES:

During 1999, 199,172 common stock warrants were exercised by individuals. Of these, 83,872 were converted to the same number of common shares and reduced notes payable by $116,000 and accrued interest by $31,000. Of the remaining 115,300 warrants, 114,000 warrants were converted into 51,507 shares of common stock in a cashless exercise. 1,300 warrants were converted into 2,668 shares of common stock for $8,475, which had not been received prior to year end. These warrants had a carrying value of $7,921.

The Company recorded an increase to the carrying value of the 8% series A convertible preferred stock and a charge to accumulated deficit of $31,353 representing the current year's accretion to its conversion price.

The Company recorded an increase to accrued expense and a charge to accumulated deficit of $162,559 for cumulative dividends earned by the holders of the 8% series A convertible preferred stock.

The Company issued stock dividends of $220,836 which had been recognized in current and prior years through charges to retained earnings and increases in accrued expenses representing 87,708 shares of common stock.

The Company recorded $303,000 of deferred loan costs in connection with debt financing of $7,975,000 and related issuance of common stock warrants to purchase 1,695,000 shares of the Company's common stock. Such costs are being amortized to non-cash interest expense.

The Company recorded a decrease in common stock warrants of $100,000 due to the expiration of 50,000 warrants previously recorded at their fair value to a financial institution.

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  1999  AND  1998  (CONCLUDED)
---------------------------------------------------------

SUPPLEMENTAL  DISCLOSURES  OF  1998  NONCASH  OPERATING, INVESTING AND FINANCING
ACTIVITIES:

The Company recorded the following increases as a result of its acquisition of Incomex (dollars in thousands):

Accounts receivable. . . . . . . . . . . . . . . .  $ 179
Other current assets . . . . . . . . . . . . . . .    111
Telecommunications equipment . . . . . . . . . . .      3
Furniture and equipment. . . . . . . . . . . . . .     53
Accumulated depreciation . . . . . . . . . . . . .    (14)
Goodwill . . . . . . . . . . . . . . . . . . . . .    921
Commission advances. . . . . . . . . . . . . . . .    974
Other assets . . . . . . . . . . . . . . . . . . .     10
Notes payable. . . . . . . . . . . . . . . . . . .   (822)
Outstanding checks in excess of available balances    (16)
Accounts payable . . . . . . . . . . . . . . . . .   (134)
Accrued expenses . . . . . . . . . . . . . . . . .   (827)
Common stock . . . . . . . . . . . . . . . . . . .   (422)
                                                    ------
Cash acquired with acquisition . . . . . . . . . .  $  16
                                                    ======

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

The Company recorded long-term debt, others and land and building of $525,000 in connection with the purchase of ATN's building.

The Company recorded goodwill of $3,916,889, accounts payable of $135,000, accrued expenses of $153,059, common stock of $4,244,731 and decreased long-term debt by $527,389 and issued 571,428 shares of common stock in connection with the PIC earnout as discussed in Note 3.

The Company recorded goodwill of $4,103,776, accrued expenses of $59,187, issued notes payable of $1,084,915 and common stock of $2,469,609 in connection with the Incomex purchase as discussed in Note 4.

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  1999  AND  1998
--------------------------------------------

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

Through a series of acquisitions and new product development in 1997 and 1998, the Company transformed itself from a long distance reseller of AT&T network services to U.S. hotels to being a communications service provider in North America.

The Company operated its business under three business units during 1998 and 1999. Murdock Technology Services ("MTS"), formerly the operating unit of Murdock Communications Corporation, was the unit responsible for marketing of AT&T operator services. In light of the declining volume and narrow margin of the AT&T business, and the Company's refocused business strategy, the Company reached an agreement with AT&T to terminate their marketing agreement effective October 15, 1998 (see Note 17).

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

In  February  2000,  the  Company  entered  into  a  Rental  Agreement  with
Telemanager.net  providing  for  the  operation  of  MCC  Telemanager   by
Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Telemanger.net is owned by former executives of the Company.

On October 31, 1997, the Company purchased Priority International Communications, Inc. ("PIC"). PIC is primarily engaged in the business of providing long-distance telecommunications services to patrons of hotels, public and private payphone owners and aggregators of operator service traffic with which PIC has contracts to provide such services. Services include, but are not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. At December 31, 1999, PIC maintains site contracts with and provides services for approximately 99 customers throughout the United States (207 customers at December 31, 1998).

Also, on October 31, 1997, the Company purchased PIC Resources Corp. ("PIC-R"). PIC-R, operating through its wholly-owned subsidiary ATN Communications
Incorporated ("ATN"), was merged into PIC in January 1999. ATN is primarily engaged in the business of providing carrier services for long-distance telecommunications companies throughout the United States. ATN handles incoming operator assisted calls with their operators on location. Together, PIC and ATN comprise the second business unit, known as "PIC/ATN".

On February 13, 1998, the Company purchased Incomex, Inc. ("Incomex"), the Company's third business unit (see Note 4). Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States. At December 31, 1999, Incomex maintains contracts with approximately 85 hotel and resort hotel properties located in Mexico compared with approximately 95 at December 31, 1998.

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $36.7 million, and current liabilities exceed current assets by $22.3 million at December 31, 1999. The Company also is past due in the payment of approximately $15.8 million of indebtedness as of March 20, 2000. The Company's past due debt includes approximately $7.6 million of notes which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Company has been informed that this bank is in serious financial difficulty and is currently being liquidated by the Federal Deposit Insurance Corporation ("FDIC"). If the FDIC seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to accomplish these objectives include, but are not limited to, the following:

- The Company has retained an investment banker to assist the Company regarding the identification and investigation of strategic alternatives to the Company (see Note 18). The strategic alternatives may include the possible refinancing of the Company through new debt or equity financings, extending or converting existing debt and the sale of all or a part of the Company's existing business units and other assets.

- The Company entered into a nonbinding letter of intent to merge with Floragraph LLC, which owns Flower.com, an online floral website (see Note
      18).

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Murdock Communications Corporation and the accounts of PIC/ATN and Incomex, its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectibility of receivables, impairment of long-lived assets and liability for universal service fund fees.

CERTAIN RISK CONCENTRATIONS - The Company derived 39% and 15% in 1999 and 24% and 12% in 1998 of its revenue from two customers of PIC/ATN. The Company terminated a significant portion of the service provided to the Company's largest customer in January 2000 due to the significant bad debt expense being experienced related to such calls (see Note 2). The Company's second largest customer terminated its relationship with the Company effective June 1999. Also, substantially all of the Company's leasing arrangements are with Berthel Fisher & Company and its subsidiaries, and their affiliated leasing partnerships ("Berthel"). Berthel owned 14.4% and 14.8% of the Company's outstanding common stock at December 31, 1999 and 1998, respectively.

OFF BALANCE SHEET CREDIT RISK - The Company is a party to various agreements with off balance sheet credit risk as part of its normal course of business. The Company receives funds from independent billing and collection firms or other third parties, which advances funds before collecting from the end-user by billing through a Regional Bell Operating Company or other local telephone company. Amounts not ultimately collected from the end-user may be deducted from future advance payments (see Note 2). These agreements involve elements of credit risk which are not recognized in the Company's consolidated balance sheet.

REVENUE RECOGNITION - Revenues derived from processing long-distance telephone calls reflect gross charges for these calls which are recognized as revenues by the Company as the calls are placed. At the same time, amounts are recorded as cost of services for long distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid based on the Company's prior experience for these items.

Revenues derived in 1998 from the AT&T commission agreement related to calls were recognized as revenues as the calls were placed. Additional bonuses, primarily for reaching the number of contracted rooms or calls specified in the agreement, were recognized when the specified criteria had been met.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are computed on these assets using the straight-line method over their estimated useful lives ranging from 3 to 28 years. For income tax purposes, accelerated methods are used. Amortization of telecommunications equipment under capital lease is included with depreciation expense.

The Company accounts for its telecommunications equipment leases as capital leases under the provisions of Statement of Financial Accounting Standards
("SFAS") No. 13. Accordingly, the cost of the leased assets and the related obligations under the lease agreements are recorded at the inception of the lease. The leases are generally for four to five years.

GOODWILL  -  Goodwill  is  amortized  on the straight-line method over 10 years.

IMPAIRMENTS - The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. While revenues have increased for Incomex and PIC/ATN since acquisition by the Company, the rapidly changing competitive environments in which the Company operates, the significant bad debts experienced, the loss of its two major customers, the declining revenues per call, and the impact of cash flow constraints on attracting new customers with prepaid commissions has prevented the Company from increasing operating profits from levels that existed prior to acquisition. Accordingly, in 1999, the Company recorded an impairment write-down for goodwill related to Incomex of approximately $2,360,000 and PIC/ATN of approximately $2,975,000 and a write-down of other assets, primarily telecommunications equipment, of approximately $317,000. All impairments were determined based on the estimated fair value of such assets.

COST OF PURCHASED SITE CONTRACTS - The cost of obtaining site contracts is amortized over the term of the related contracts, generally one to three years, using the straight-line method.

OTHER INTANGIBLE ASSETS - Other intangible assets relate to deferred lease and loan restructuring costs.

Deferred lease and loan restructuring costs incurred, net of amortization, in connection with lease and loan modification agreements of $197,008 and $659,155 at December 31, 1999 and 1998, respectively, have been deferred and are being amortized over the restructured lease and loan agreement terms using the effective interest method.

INVESTMENTS - The Company owns convertible preferred stock which is not readily marketable. This investment is accounted for at cost. Should this investment experience a decline in value that is other than temporary, the Company will recognize a loss to reflect such decline.

PREPAID COMMISSIONS - Prepaid commissions included in other assets represent advances to hotel customers of Incomex. Such advances are repaid as commissions are earned by the hotels and are reviewed periodically for collectibility.

INCOMEX FUNCTIONAL CURRENCY - All contracts Incomex has entered into with their customers are denominated in United States dollars.

INVESTMENT IN JOINT VENTURE - The Company's 50% investment in a joint venture is accounted for under the equity method. Losses in excess of the Company's investment are recorded when the Company has a legal obligation or is otherwise committed to provide additional financial support.

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

CUMULATIVE DIVIDENDS ON PREFERRED STOCK - Cumulative dividends on the 8% Series A Convertible Preferred Stock are recorded as a charge to accumulated deficit as the dividends are earned by the holders and an accrued liability is recorded. As of December 31, 1999 all cumulative dividends have either been paid in cash or common stock.

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

Potential common shares excluded from the per share computation because they were antidilutive are as follows:

                               YEARS ENDED DECEMBER 31,
                               ------------------------

                                   1999       1998
                                 ---------  ---------

    Convertible preferred stock  1,681,776  1,681,776
    Options . . . . . . . . . .    355,918    146,502
    Warrants. . . . . . . . . .  1,189,000    950,937
                                 ---------  ---------
    Total . . . . . . . . . . .  3,226,694  2,779,215
-------------------------------  =========  =========

RECLASSIFICATIONS - Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the current year's presentation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 in the first quarter of calendar year 2001. The Company has not yet determined the effect of SFAS No. 133 on the consolidated financial statements.

2.     BAD  DEBT  EXPENSE  AND  UNIVERSAL  SERVICE  FUND  FEES

During 1999, PIC/ATN recorded bad debt charges relating to collection issues for one type of call processing service provided by PIC/ATN to its largest customer totaling approximately $5.6 million in excess of historical amounts. PIC/ATN uses an independent billing and collection firm, which advances funds to PIC/ATN, for calls handled by PIC/ATN, before collecting from the end-user by billing through a Regional Bell Operating Company or other local telephone company. This billing and collection firm reconciles amounts ultimately collected from the end-user with the initial advances made and remits the additional amount collected or reduces advances, for any deficiency, to PIC/ATN in future periods. This process can take 12 - 18 months to complete. PIC/ATN uses its historical experience to estimate the ultimate collections to be received. During 1999, PIC/ATN experienced an amount of reductions in these payments significantly in excess of PIC/ATN's and industry historical experience.

Due to the high level of these uncollectable amounts, PIC/ATN contracted with another billing and collection firm in November 1999. The prior billing and collection firm alleged that PIC/ATN had breached its contract and placed a lien on the collections from calls processed by the replacement billing and collection firm.

At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection. PIC/ATN may be liable for additional amounts beyond the allowance recorded if the Company's most recent collection experience continues throughout the remaining open collection period. Management believes that the uncollectable amounts are so far in excess of any reasonable level that either the billing and collection firm or the Regional Bell Operating Company through which most of the calls were billed must be erroneously determining the uncollectable amounts. The Company expects that PIC/ATN will refuse to pay any additional amounts to the former billing and collection firm and the matter will likely be resolved through litigation. No liability, if any, has been recorded in the financial statements with respect to this matter.

In December 1999, PIC/ATN received notice of past due amounts owed to the Universal Service Administrative Company ("USAC") for a universal service fund ("USF") fee. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency.

Management believed that the billing and collection firm referred to above was charging the end-users the USF fee and remitting amounts owed to the USAC, as required by the contract, in a similar method as with federal and state taxes. A demand letter was sent on behalf of PIC/ATN to the billing and collection firm for payment. The billing and collection firm responded that it has collected and remitted the USF fees to PIC/ATN. Management continues to believe that the billing and collection firm has not remitted these amounts, but as the carrier, PIC/ATN is legally responsible to pay the USF fee.

Notwithstanding management's belief that the prior billing and collection firm was contractually required to collect and remit USF fees to USAC, in December 1999, the Company recorded a $1,700,000 liability at the PIC/ATN unit for USF fees from 1997 through 1999 which represents the period of time the liability is the responsibility of PIC/ATN. PIC/ATN currently is trying to resolve the issue and gain temporary relief from the 15-day payment demand made by USAC, which expired on March 16, 2000, for approximately $810,000 of the fees. PIC/ATN may also be liable for penalties including $110,000 for any single violation of nonpayment of USF fees up to a maximum of $1.1 million for any continuing violation. No liability for penalties, if any, has been recorded in the consolidated financial statements. In addition, the FCC may revoke a carrier's operating authority for failure to pay such fees. The amount of fees, if any, PIC/ATN may receive from the billing and collection firm cannot be determined and no amounts have been recognized.

3.     ACQUISITION  OF  PIC  AND  PIC-R

Effective October 31, 1997, the Company purchased all of the outstanding capital stock of PIC and PIC-R in exchange for a cash payment at closing, the issuance of debt and the issuance of an aggregate of 300,000 shares of common stock of the Company. The Stock Purchase Agreements also provided for certain recession and earn-out rights. The acquisitions were recorded under the purchase method for financial reporting purposes. Goodwill of $4,203,709 was associated with the acquisitions (see Note 1 for impairment).

Effective May 21, 1998, the Company and the former shareholders of PIC and PIC-R entered into an agreement to amend the terms of the original Stock Purchase Agreements with respect to the Company's acquisition of PIC and PIC-R. Pursuant to the Stock Purchase Agreements, the former PIC and PIC-R shareholders received certain special default rights to rescind the acquisitions of PIC and PIC-R. The May 21, 1998 amendment terminated the special default rights. Pursuant to the amendment, the Company also issued 571,428 shares of common stock as a prepayment of $1,000,000 of promissory notes due in installments through April 30, 1999 (the "Long-Term Notes").

Effective December 7, 1998, the Company and the former shareholders of PIC and PIC-R entered into an Earn-Out Settlement Agreement. This Agreement terminated the May 21, 1998 Agreement. Pursuant to the Earn-Out Settlement Agreement, in full and final settlement of the earn-out rights for the former shareholders of PIC and PIC-R, the Company issued 2,300,000 shares of common stock; issued a $300,000 note payable in 24 monthly installments commencing January 7, 1999; assumed $135,000 of costs associated with the defense and settlement of a suit related to brokerage fees in connection with the PIC acquisition; and agreed to pay in full the total outstanding balances on the Long-Term Notes issued to the principal shareholders. The principal balance on the Long-Term Notes as of December 31, 1998 was $338,138. Goodwill of $3,916,889 was associated with the amended terms of the agreement (see Note 1 for impairment).

4.     ACQUISITION  OF  INCOMEX

On February 13, 1998, the Company entered into an agreement to purchase all of the outstanding shares of common stock of Incomex, in exchange for 400,000 shares of common stock of the Company, valued at $422,500. The agreement also provided for the Company to pay the selling shareholders an aggregate amount equal to 60% of the income before income taxes of Incomex, as defined, during the period from February 1, 1998 through July 31, 1998. The Company had also agreed to issue common stock of the Company equal to an aggregate quarterly average market value of $1.50 for each dollar of income before taxes of Incomex, as defined, earned in excess of $400,000 during the two 12 month periods beginning August, 1998. The Incomex acquisition has been recorded under the purchase method. Goodwill of $901,219 was associated with the acquisition (see
Note  1  for  impairment).

Effective December 7, 1998, the Company and the former shareholders of Incomex entered into an Earn-Out Settlement Agreement. This Agreement amended certain provisions of the Purchase Agreement to provide full and final settlement of the earn-out rights for the former shareholders of Incomex. Under the terms of the Earn-Out Settlement Agreement, the Company issued 1,500,000 shares of common stock; issued $744,915 in notes payable maturing in one year at an annual rate of 14% and which included a 1% origination fee; issued 155,384 warrants associated with the notes payable entitling the holder to purchase the Company's common stock at an exercise price of $3.25 which expire, if unexercised, on December 31, 2003; issued $340,000 in notes payable due no later than April 1, 1999 and recorded cash obligations of $117,479. Goodwill of $3,319,389 was associated with the amended terms of the agreement (see Note 1 for impairment).

Pro forma results of operations (unaudited) for the Company reflecting the Incomex acquisition for the year ended December 31, 1998, as if the acquisition had occurred on January 1, 1998, are as follows (dollars in thousands except share data):

                                                           1998
Total revenues . . . . . . . . . . . . . . . . . . . .  $   34,468
Cost of sales. . . . . . . . . . . . . . . . . . . . .      23,059
                                                        -----------
Gross profit . . . . . . . . . . . . . . . . . . . . .      11,409
Selling, general and administrative expense. . . . . .       7,596
Depreciation and amortization expense. . . . . . . . .       2,453
                                                        -----------
Income from operations . . . . . . . . . . . . . . . .       1,360
Gain on AT&T contract buyout . . . . . . . . . . . . .         453
Interest expense . . . . . . . . . . . . . . . . . . .      (2,766)
                                                        -----------
Loss before income tax expense and joint venture loss.        (953)
Loss from joint venture. . . . . . . . . . . . . . . .          42
Income tax expense . . . . . . . . . . . . . . . . . .          74
                                                        -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $   (1,069)
                                                        ===========
Pro forma net loss attributable to common shareholders  $   (1,243)
                                                        ===========
Pro forma net loss per common share. . . . . . . . . .  $     (.13)
                                                        ===========
Pro forma weighted average common shares outstanding .   9,232,881
                                                        ===========

5.     INVESTMENTS

During 1998, the Company reached an agreement to invest in Actel Integrated Communications, Inc. ("Actel"). As of December 31, 1998 the Company had invested $694,067. As of December 31, 1999 the Company had invested $3,000,000, incurred investment related costs of $31,829 and recorded accrued dividends of $244,765, as discussed below. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in Actel to $3,000,000. During the third quarter, the $3,000,000 investment was converted into 3,000,000 shares of Actel's Series A Convertible Preferred Stock as allowed by the Investment Agreement. Each share of Series A Convertible Preferred Stock accrues a cumulative 10% dividend per annum through March 10, 2002 and may be converted to 1.46 shares of Actel's common stock at any time on or before March 10, 2002 at the option of the Company, subject to certain restrictions. In addition, the Company loaned $1,000,000 to Actel under the terms of a promissory note dated June 23, 1999. As of December 31, 1999, $500,000 had been received by the Company in partial payment of the promissory note. According to the terms of the note, the balance remaining will continue as a loan due on demand with an interest rate of 18% per annum for the unpaid balance.

Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-users services in Mobile, Alabama; New Orleans, Louisiana; and Birmingham, Alabama.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. of Mexico ("AcNet Mexico"). The initial agreement was revised in June 1999, whereby the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. The option with ITC expires August 31, 2001 and the option with AcNet USA expired on December 31, 1999. As of December 31, 1999, the Company had loaned $3,692,000, recorded $264,000 of interest and incurred $747,000 of costs either related to the acquisition or paid on behalf of the AcNet entities.

In light of the proposed merger with Floragraph LLC (see Note 18), the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded a $3,703,000 asset write-down in 1999 due to the uncertainty of ultimate recovery of the investment. However, the Company believes the options to acquire the AcNet entities remain as an alternative.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

6.     NOTES  PAYABLE

Notes  payable  as  of  December  31, 1999 and 1998, consisted of the following:

                                                                           (DOLLARS IN THOUSANDS)
                                                                           ----------------------
                                                                              1999        1998
Past due notes payable to individuals, $400,000 of which has been provided by related parties, bearing interest at the default rate of 18% (14% at December 31, 1998), due March 5, 1999.
  Warrants to purchase 500,000 shares of the Company's
  common stock were issued, 400,000 of which were issued to related parties, at an exercise price of $1.75 per share which expire, if unexercised, on March 31, 2001.  A warrant to purchase 10,000 shares of the Company's  common stock was issued to Berthel at an exercise price of $1.44 per share which expires if unexercised,
  on March 31, 2001.                                                       $      500  $     500

Past due notes payable to individuals, $225,000 of which has been provided by related parties, bearing interest at the default rate of 18% (14% at December 31, 1998), due March 31, 1999.
  Warrants to purchase 1,486,000 shares of the Company's
  common stock were issued, 225,000 of which were issued
  to related parties, at an exercise price of $1.75 per share which expire, if unexercised, on March 31, 2001.  Warrants to purchase 121,100 shares of the Company's common stock
  were issued to Berthel in connection with the offering with terms
  substantially similar to the warrants issued in the offering.                 1,371      1,486

Past due notes payable to individuals, $5,995,000 of which has been provided by related parties, bearing interest at the default rate of 18% (14% at December 31, 1998), due November 30, 1999.
  Warrants to purchase 1,379,000 shares of the Company's
  common stock were issued, 1,199,000 of which were issued
  to related parties.  The warrants were issued at exercise prices ranging from $2.50 to $4.13 and, if unexercised, expire on
  dates ranging from November 2003 to December 2003.                            6,895      3,420

Past due notes payable to the former owners of Incomex bearing
  interest at 14% due November 15, 1999.                                          735        745

Noninterest-bearing notes payable to the former owners of
  Incomex due April 1, 1999.                                                        -        340

Past due note payable to consultant bearing interest at 14%, due
  March 31, 1999.  Warrants to purchase 25,000 shares
  of the Company's common stock were issued at an
  exercise price of $1.75 per share which expire, if
  unexercised, on March 31, 2001.                                                  25         25


Note payable to director bearing interest at 14%,
  due March 31, 1999.  A warrant to purchase 5,000 shares
  of the Company's common stock was issued at an
  exercise price of $1.75 per share which expires, if
  unexercised, on March 31, 2000.                                          $        -  $       5

Notes payable to leasing company bearing interest ranging
  from 24.9% to 33.4% due in periods ranging from
  December 1999 to April 2002.                                                      -        480

Past due note payable to financial institution bearing interest at
  10.5% due March 30, 2000 collateralized by substantially all the assets of MTS and an assignment of leasehold interests.  Due to a cross-collateralization agreement with the financial institution,
  this note became due on March 28, 1999.                                         500          -

Past due note payable to financial institution bearing interest at 2%
  over the bank's prime rate (combined rate of  9.75% at December 31,
  1999 and 1998), due March 28, 1999, collateralized by substantially
  all the assets of MTS and an assignment of leasehold interests.                 400        400

Past due convertible note payable to financial institution bearing interest at 12% (14% upon default) due in five monthly installments of $200,000 beginning January 17, 2000 with a final payment of
  $1,000,000 due  June 17, 2000.  Warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $3.50 per share  which, if unexercised, expire June, 2009.  The note is collateralized by 3,000,000 shares of Actel Series A preferred stock and
  substantially all assets of the Company (see additional terms below).         2,000          -

Note payable to related party bearing interest at 12% and due
  February 9, 2000.  A warrant to purchase 400,000 shares of the
  Company's common stock was issued at an exercise price of
  $3.31 per share which, if unexercised, will expire August 2004.
  The note subsequently became past due on February 9, 2000.                    2,000          -

Note payable to related party with interest at 18%, due on demand.                 17          -
                                                                           ----------  ---------

Total                                                                      $   14,443  $   7,401
                                                                           ==========  =========

Also see Note 15 with respect to the estimated fair value of notes payable. Due to the issuance of the warrants, all notes payable issued with warrants have an effective interest rate of 18%.

On June 17, 1999, the Company completed a bridge financing in the amount of $2,000,000 with New Valley Corporation ("New Valley"). Pursuant to the bridge financing, the Company issued a note in the principal amount of $2,000,000 (the "Note"). This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999. Effective July 22, 1999, as provided for in the terms of the note, interest accrued on the unpaid balance at 14% per annum from July 22, 1999 until August 20, 1999, at 16% per annum from August 21, 1999 until September 21, 1999 and at 18% per annum from September 22, 1999 until such principal is paid in full. Warrants to purchase 250,000 shares of the Company's common stock were issued in connection with the Note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. Because the Company did not repay the Note on or prior to September 21, 1999, the warrants may be exercised to purchase a total of 500,000 shares of the Company's common stock. On December 17, 1999 the Company amended the terms of the agreement with New Valley. The amendment reset the interest rate to 12% since inception (14% upon default) and is due in 5 monthly payments of $200,000 beginning January 17, 2000 with a final payment of $1,000,000 on June 17, 2000. Waivers of any prior violations were included as part of the amendment. The Note is convertible into shares of common stock of the Company at the option of New Valley at any time up to the maturity date, in any portion in multiples of $1,000. The number of shares in the conversion is to be obtained by dividing the principal amount of the Note converted by the conversion price of $3.00. As of March 20, 2000 the Company was past due on the January, February and March payments under the Note with New Valley.

7.     LONG-TERM  DEBT

Long-term debt, others as of December 31, 1999 and 1998 consisted of the following:


                                                                              (DOLLARS IN THOUSANDS)
                                                                              ----------------------
                                                                                  1999       1998
Mortgage note payable to partnership due in monthly
  installments of $3,299, including interest at 8.5%,
  until September 15, 2000, when the balance is due.
  The note is collateralized by a first mortgage on the
  Company's corporate office facilities and land.                             $       245  $     262

Notes payable to financial institution bearing interest at 11.25%,
  repaid in 1999.                                                                       -          9

Note payable to financial institution.  The note is collateralized by a security interest in a contract the Company has to provide operated assisted calls for a facility in Mexico.  Monthly payments are to be made at the greater of $10,500 or $1.05 per operated assisted call through the facility.  The note is due October, 2002 and has an
  effective interest rate of 33.7%.                                                   250          -

Mortgage note payable to partnership due in monthly installments of
  $6,500, including interest at 9%, due September 2008, collateralized by
  ATN's office facilities and land.  This note was repaid during 1999
  through a financing at another financial institution.                                 -        514

Note payable to financial institution to refinance an existing note on
  ATN's building and upgrade the building for the purpose of leasing a portion to Actel, due in monthly installments of $7,834, including interest at 8.4% until October 2004, when the balance is due.
  The note is collateralized by ATN's office facilities and land.                     774          -

Uncollateralized note payable to financial institution due in monthly installments of $12,353, including interest at the financial institution's prime rate (8.5% and 8.75% at December 31, 1999 and 1998,
  respectively), until January 2000, when the balance is due.                          13        139
                                                                              -----------  ---------

Total                                                                               1,282        924
Less current portion                                                                  371        199
                                                                              -----------  ---------
Long-term debt, others                                                        $       911  $     725
                                                                              ===========  =========

Long-term debt with related parties at December 31, 1999 and 1998 consisted of the following:

                                                                         (DOLLARS IN THOUSANDS)
                                                                         ----------------------
                                                                             1999       1998
Uncollateralized notes payable to Berthel due January 31, 2005,
  (net of discount of $299,648 and $341,010 at December 31, 1999 and 1998, respectively).  Interest payable quarterly at 4%, beginning March 31, 1995 until maturity, when the balance
  is due (effective interest rate of 11.5%).                             $      700  $      659

Uncollateralized note payable to Berthel, due in five monthly installments of $9,494 including interest at 14% beginning on March 30, 1998, then fifty-five installments of $20,130
  including interest at 14% until February 28, 2003.                            702         759

Non-interest bearing, uncollateralized note payable to the
  owner of PIC (net of discount of $13,656 and $46,738 at December 31,
  1999 and 1998, respectively) due in monthly installments of $12,500, beginning January 1999 through January 2001 (effective interest rate
  of 19.6%).                                                                    136         253

Note payable to Berthel due in monthly installments of $23,528 beginning December 1, 1997 until November 1, 2002 when
  the balance is due including interest at 14.5%, collateralized
  by all telecommunications equipment owned by PIC.                             699         840

Uncollateralized notes payable to individual, bearing interest at
  14%, due May 19, 2001.  A warrant to purchase 100,000 shares of the Company's common stock was issued.  The warrant
  has an exercise price of $3.50 and, if unexercised, expires
  December 6, 2003.                                                             500           -

Non-interest bearing notes payable to the former owners of
  PIC, due in quarterly installments of $190,999, beginning on
  January 31, 1998 through January 31, 1999 and a balloon
  payment due at maturity of $955,005 on April 30, 1999, collateralized by a pledge of the common stock of PIC.  During 1998, 571,428 shares of common stock were issued in exchange for $1 million of the principal balance as discussed in Note 3, with the remaining balance bearing interest at 12% and due December 31, 1998.
  The note was repaid in January 1999.                                            -         338

Uncollateralized, noninterest bearing demand notes payable to
  related parties.                                                               32          84
                                                                         ----------  ----------

Total                                                                         2,769       2,933
Less current portion                                                            647         828
                                                                         ----------  ----------
Long-term debt with related parties                                      $    2,122  $    2,105
                                                                         ==========  ==========

Maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows (dollars in thousands):

                    RELATED
            OTHER   PARTIES     TOTAL
2000 . . .  $    371  $    647  $  1,018
2001 . . .       116       922     1,038
2002 . . .       119       460       579
2003 . . .        39        39        78
2004 . . .       637         -       637
Thereafter         -       701       701
            --------  --------  --------
Total. . .  $  1,282  $  2,769  $  4,051
            ========  ========  ========

Also  see  Note  15  with respect to the estimated fair value of long-term debt.

8.     PREFERRED  STOCK

On July 2, 1997, the Company amended its articles of incorporation to authorize 1,000,000 shares of a new class of "blank check" preferred stock.

On August 1, 1997, the Company authorized the issuance of up to 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred has a liquidation preference, subject to adjustment, of $100 per share and accrues cumulative dividends at an annual rate of 8% of the liquidation preference. Dividends are payable quarterly at the Company's option in cash or in common stock. Payments to holders of shares of the Convertible Preferred with respect to liquidation or dividends must be made prior to any payments to the holders of shares of the Company's common stock. The Convertible Preferred has no voting rights, except as required by applicable law. The Convertible Preferred may also be converted into common stock, at the holder's option at the conversion rate of $1.125 per share of Common Stock and is automatically converted into Common Stock three years after issuance at the same conversion rate per share of Common Stock.

On February 26, 1998, the Company agreed to issue 2,170 shares of Convertible Preferred to an affiliate of Berthel in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions then currently owed. This transaction was completed and the shares issued on June 19, 1998.

9.     COMMON  STOCK  WARRANTS

A summary of common stock warrant activity during the years ended December 31, 1999 and 1998 is as follows:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                 WARRANT     WARRANT
                                                    WARRANT       PRICE       PRICE     EXPIRATION
                                                    SHARES      PER SHARE   PER SHARE      DATE
Balance at December 31, 1997                       2,149,279   $1.12-$9.75  $     2.91   1999-2002

Warrants issued in connection with Incomex
  Earn-Out settlement (Note 4)                       155,384          3.25        3.25        2003
Warrants issued with note payable (Note 6)         1,486,000          1.75        1.75        2001
Warrants issued with note payable (Note 6)           500,000          1.75        1.75        2001
Warrants issued with note payable (Note 6)           684,000     2.50-3.25        3.17        2003
Warrants issued with note payable (Note 6)             5,000          1.75        1.75        2000
Warrants issued with note payable (Note 6)            25,000          1.75        1.75        2001
Warrants issued with offering agreement
   (Note 6)                                           10,000          1.44        1.44        2001
Warrants issued with short-term notes payable         15,000          1.44        1.44        2001
Warrants issued with offering agreement
  (Note 6)                                           121,100          1.75        1.75        2001
Warrants issued with notes payable to related
  party                                              350,000          1.44        1.44
Warrants exercised by related party               (1,100,000)         1.44        1.44
Warrants issued with consulting agreements            20,000     3.00-3.60        3.30        2003
                                                  -----------

Balance at December 31, 1998                       4,420,763     1.12-9.75        2.86

Warrants issued with notes payable to related
  parties (Note 6 and 7)                             795,000     3.25-4.13        3.63        2003
Warrants issued with notes payable to financial
  institution (Note 6)                               500,000          3.50        3.50        2009
Warrants issued with notes payable to related
  party (Note 6)                                     400,000          3.31        3.31        2004
Warrants expired                                     (50,000)         2.88        2.88
Warrants exercised                                    (1,300)         3.14        3.14
Warrants exercised by related party                   (4,000)         1.44        1.44
Warrants exercised                                  (193,872)         1.75        1.75
                                                  -----------

Balance at December 31, 1999                       5,866,591     1.12-9.75        3.05
                                                  ===========



The weighted average remaining life of the warrants was 3 and 2.5 years at December 31, 1999 and 1998, respectively.

Warrants  outstanding  and  exercisable  at  December  31, 1999 were as follows:

EXERCISE PRICE    SHARES
$1.12. . . . .    229,279
$1.44. . . . .     21,000
$1.75. . . . .  1,943,228
$2.50-$3.00. .     90,000
$3.01-$3.25. .  1,798,084
$3.26-$3.60. .  1,705,000
$9.75. . . . .     80,000
                 ---------
                 5,866,591
                 =========

The Company issued 880,000 common stock warrants in conjunction with the Company's initial public offering during 1996. Each warrant is exercisable to purchase one share of common stock. As a result of the anti-dilutive provision, the exercise price at December 31, 1998 was adjusted in accordance with the agreement to $3.14. During 1999 the expiration date of these warrants was extended from October 21, 1999 to April 21, 2000. During this extension period the Company will not be obligated to make any further adjustments to the exercise price of the warrants or the number of shares for which the warrants may be exercised under the anti-dilution terms of the warrant agreement.

During 1999 193,872 warrants were exercised by certain individuals who held notes payable from the Company in various cashless exercises. Of these warrants, 83,872 were converted to the same number of common shares and reduced such notes payable by $116,000 and accrued interest by $31,000. The remaining warrants were converted to 51,500 shares of the Company's common stock.

10.     STOCK  OPTION  PLANS

The Company adopted the 1993 Stock Option Plan (the "1993 Plan") whereby options may be granted to employees to purchase up to an aggregate of 272,529 shares of the Company's common stock. The 1993 Plan is administered by the Compensation Committee of the Board of Directors, which determines to whom options will be granted. The 1993 Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees of the Company. The exercise price of stock options granted under the 1993 Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of grant of each option. Each option shall be for a term not to exceed ten years after the date of grant, and a participant's right to exercise an option vests at the rate of twenty percent on the date of grant and each anniversary date until the option is fully vested.

A summary of stock option activity under the 1993 Plan during the years ended December 31, 1999 and 1998, is summarized as follows:

                                                           WEIGHTED                 WEIGHTED
                                                            AVERAGE                 AVERAGE
                                                            OPTION                   OPTION
                                OPTIONS     OPTION PRICE     PRICE       OPTIONS      PRICE
                              OUTSTANDING     PER SHARE    PER SHARE   EXERCISABLE  PER SHARE
Balance at December 31, 1997      223,929   $  1.88-$4.00  $     2.51       79,279  $     1.88
  Granted at market. . . . .       30,927            2.00
  Cancelled. . . . . . . . .       (1,000)           3.25
  Cancelled. . . . . . . . .      (13,255)           2.00
                              ------------
Balance at December 31, 1998      240,601       1.88-4.00        2.04      163,026        1.97

  Exercised. . . . . . . . .      (18,500)           1.88
  Exercised. . . . . . . . .       (1,000)           2.25
                              ------------

Balance at December 31, 1999      221,101       1.88-4.00        2.06      182,564        2.02
                              ============

At December 31, 1999, options for 182,564 shares were exercisable (163,026 at December 31, 1998), an additional 31,928 shares were available for future grants and the weighted average remaining life of the options outstanding was six years. The Company has reserved 272,529 shares of common stock in connection with the 1993 Plan at December 31, 1999 and 1998.

The Company has adopted the 1997 Stock Option Plan (the "1997 Stock Option Plan"). During 1998, the Company amended the 1997 Stock Option Plan to increase the number of shares authorized to 1,727,471. The 1997 Stock Option Plan is also administered by the Compensation Committee of the Board of Directors which determines to whom the options will be granted. The 1997 Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options to executives or other key employees of the Company. The exercise price of the stock options granted under the 1997 Stock Option Plan is established by the Compensation Committee, but the exercise price may not be less than the fair market value of the common stock on the date of the grant of each option for incentive stock options. Each option shall be for a term not to exceed ten years after the date of grant for non-employee directors and five years for certain shareholders. Options cannot be exercised until the vesting period, if any, specified by the Compensation Committee has expired.

A summary of stock option activity under the 1997 Stock Option Plan for the years ended December 31, 1999 and 1998, is as follows:


                                                           WEIGHTED                 WEIGHTED
                                                            AVERAGE                 AVERAGE
                                                            OPTION                  OPTION
                                OPTIONS     OPTION PRICE     PRICE       OPTIONS     PRICE
                              OUTSTANDING     PER SHARE    PER SHARE   EXERCISABLE  PER SHARE
Balance at December 31, 1997      255,629   $  3.13-$4.16  $     3.28      100,000  $     2.57
  Granted at market. . . . .      400,000       2.25-3.50
  Granted at market. . . . .       17,000            3.13
  Granted at market. . . . .      165,000            2.81
  Granted at market. . . . .      535,000            2.75
  Granted at market. . . . .        4,073            2.00
  Granted at market. . . . .      225,629            2.25
  Cancelled. . . . . . . . .     (225,629)           3.25
  Cancelled. . . . . . . . .       (1,745)           2.00
                              ------------
Balance at December 31, 1998    1,374,957       2.00-4.16        2.65      893,561        2.62

  Cancelled. . . . . . . . .       (7,000)           3.13
  Cancelled. . . . . . . . .      (90,000)           2.81
  Granted at market. . . . .        2,000            3.88
  Granted at market. . . . .        5,500            2.56
  Granted at market. . . . .        4,500            2.75
                              ------------

Balance at December 31, 1999    1,289,957       2.00-4.16        2.64    1,106,259        2.63
                              ============

At December 31, 1999, options for 1,106,259 shares were exercisable (893,561 at December 31, 1998), an additional 437,514 shares were available for future grants and the weighted average remaining life of the options outstanding was eight years. The Company has reserved 1,727,471 shares of common stock in connection with the 1997 Stock Option Plan at December 31, 1999 and 1998.

Options outstanding and exercisable at December 31, 1999 under the 1993 and 1997 plans were as follows:

                                                 OPTIONS
             OPTIONS OUTSTANDING               EXERCISABLE
             --------------------              -----------
                                  WEIGHTED
                                   AVERAGE
                                  REMAINING
                                 CONTRACTUAL
                                    LIFE
EXERCISE PRICE        SHARES     (IN YEARS)    SHARES

1.88. . . . . . . .     83,422            4      83,422
2.00-$2.25. . . . .    615,636            7     576,401
2.50-$3.00. . . . .    695,000            8     513,333
3.13-$4.16. . . . .    117,000            8     115,667
                      ---------               ----------
                      1,511,058                1,288,823
                      =========               ==========

No compensation expense was recorded in connection with the grant of options for the years ended December 31, 1999 and 1998, respectively. The Company accounts for stock option grants and awards to employees using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for options consistent with the method prescribed by Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net loss and net loss per share would have been the pro forma amounts indicated below for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data):

                                                             1999       1998
Net loss attributable to common shareholders  As reported  $(18,592)  $  (349)
                                              Pro forma     (19,207)   (2,348)

Net loss per common share. . . . . . . . . .  As reported  $  (1.79)  $  (.06)
                                              Pro forma       (1.85)     (.43)

The weighted average fair values at date of grant for options granted during 1999 and 1998 were estimated to be $614,923 and $1,999,363, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: ten year expected life; stock volatility of 102% in 1999 and 153% in 1998; risk-free interest rate of 6.4% in 1999 and 6% in 1998; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards since 1996 only. The pro forma amounts for compensation cost may not be indicative of the effects on net loss and net loss per share for future years.

11.     INCOME  TAXES

The provision for income taxes consisted of the following for the years ended December 31, 1999 and 1998 (dollars in thousands):

                  1999   1998
Current:
  Federal. . . .  $   -  $   -
  State. . . . .      -     74
                  -----  -----
           Total  $   -  $  74
                  =====  =====

The provision for income taxes for the years ended December 31, 1999 and 1998 is less than the amounts computed by applying the statutory federal income tax rate of 35% to the loss before income taxes due to the following items (dollars in thousands):

                                                  1999     1998
Computed expected amount . . . . . . . . . . .  $(6,439)  $ (35)
Amortization and write-down of goodwill. . . .    2,253     295
Meals and entertainment. . . . . . . . . . . .        9      12
Officer's life insurance . . . . . . . . . . .        -       6
State income taxes, net of federal tax benefit      (69)     74
Change in valuation allowance. . . . . . . . .    4,246    (278)
                                                --------  ------
  Income tax provision . . . . . . . . . . . .  $     -   $  74
                                                ========  ======

At December 31, 1999 the Company has net operating loss carryforwards for federal income tax purposes of approximately $20 million ($13 million at December 31, 1998) to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2019.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (dollars in thousands):



                                                               1999       1998
Deferred tax assets:
  Current:
    Allowance for doubtful accounts receivable. . . . . . .  $    150   $   150
                                                             ---------  --------

  Noncurrent:
    Intangible asset amortization and valuation allowance .       155       213
    Differences in net book value of property and equipment       446       700
    Capital lease adjustment. . . . . . . . . . . . . . . .       298       242
    Interest and other accruals . . . . . . . . . . . . . .       523         -
    Unrealized loss on investments. . . . . . . . . . . . .     1,389         -
    Carryforward of net operating loss. . . . . . . . . . .     7,507     4,917
                                                             ---------  --------
                                                               10,318     6,072
                                                             ---------  --------
Total deferred tax assets . . . . . . . . . . . . . . . . .    10,468     6,222
Valuation allowance for deferred tax assets . . . . . . . .   (10,468)   (6,222)
                                                             ---------  --------
Net deferred tax assets . . . . . . . . . . . . . . . . . .  $      -   $     -
                                                             =========  ========

A valuation allowance for the entire balance of deferred tax assets has been recorded because management believes it is more likely than not that such assets will not be realized.

12.     COMMITMENTS  AND  CONTINGENCIES

The Company is obligated under long-term capital leases for telecommunication equipment. Substantially all of the leases are with Berthel and have been capitalized and are personally guaranteed by the Company's former Chairman of the Board. The Company is responsible for all property taxes, maintenance and insurance. The Company also leases certain of its facilities under operating leases. At December 31, 1999, future minimum rental payments on lease obligations are as follows (dollars in thousands):

                                                CAPITAL LEASES
                                                --------------      OPERATING
                                          BERTHEL   OTHER   TOTAL     LEASES
Years ending December 31:
      2000 . . . . . . . . . . . . . . .  $  2,229  $    3  $2,232  $      98
      2001 . . . . . . . . . . . . . . .     1,232       1   1,233         33
      2002 . . . . . . . . . . . . . . .     1,065       -   1,065         20
      2003 . . . . . . . . . . . . . . .       177             177         14
                                          --------  ------  ------  ---------
      Minimum rental payments. . . . . .     4,703       4   4,707  $     165
                                                                    =========
      Less amounts representing interest     1,006       -   1,006
                                          --------  ------  ------
                                             3,697       4   3,701
      Less amounts due within one year .     1,550       3   1,553
                                          --------  ------  ------
      Capital lease obligations due
        after one year . . . . . . . . .  $  2,147  $    1  $2,148
                                          ========  ======  ======

Rent expense under operating leases for the years ended December 31, 1999 and 1998 was $168,203 and $215,148, respectively.

As of December 31, 1999, the Company had an unpaid balance past due to Berthel of approximately $1,021,836. Subsequent to year end, the Company has not made certain of its January, February and March 2000 payments totaling $398,370. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of March 20, 2000.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business and restrict the payment of dividends and other capital distributions. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 20, 2000, the Company and Berthel are the only parties to the Standstill Agreement.

The Company has guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $855,000 at December 31, 1999. Actel was current on its lease payments as of December 31, 1999.

Subsequent to year end, the Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC believes that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. Some of these notes appear to have been signed by an officer of the Company. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the financial statements with respect to this matter.

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees and Strategica Capital Corporation ("Strategica") was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including PIC. The proceeding does not specify a dollar amount of damages. The contempt motion was denied by the Bankruptcy Court on November 4, 1998. Strategica filed a motion for rehearing on November 16, 1998, which was denied by the Bankruptcy Court on December 2, 1998. Strategica filed a notice of appeal of the adverse ruling on December 11, 1998. PIC filed a motion for attorneys' fees and costs on November 24, 1998, and a hearing was conducted by the Bankruptcy Court on January 28, 1999 with respect to PIC's motion. Strategica's appeal and PIC's motion for attorneys' fees and costs are both currently pending. Strategica filed its brief in the appeal on March 2, 1999; ATN and PIC filed their reply briefs in May and June 1999; and Strategica filed its responses in August 1999. PIC additionally filed a motion to dismiss and for sanctions on August 18, 1999 which was denied. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

Incomex commenced an arbitration proceeding against EILCO Leasing Services, Inc. ("Eilco"), a creditor of Incomex, to resolve a dispute regarding a loan agreement between Incomex and Eilco. Eilco claimed that Incomex was in violation of certain covenants of the loan agreement, including provisions relating to certain obligations of Incomex to make payments to Eilco based on Incomex's income from telecommunications services provided to a group of hotels in Mexico. Incomex disputed these claims and initiated the arbitration to resolve the dispute. An arbitration hearing with respect to this matter commenced on April 21, 1999. On June 4, 1999, the arbitrator ruled that, after a credit for the remaining principal balance of $341,444, Eilco owes Incomex damages in the sum of $231,162, plus $3,161 for arbitration fees and expenses. Subsequent to June 30, 1999, Incomex filed a petition against Eilco in California state court for confirmation of the arbitration award and Eilco filed a petition asserting that the arbitrator exceeded his authority in making the arbitration award. On September 24, 1999 Incomex received a judgment confirming the arbitration award. As of December 31, 1999, the full amount of the arbitration award has been recorded as other income, net of a reserve for the entire amount due from Eilco due to the uncertainty of collection.

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

W.B. McKee Securities, Inc. ("McKee") filed suit against the Company in U.S. District Court for the District of Arizona alleging breach of an investment banking agreement relating to finders' fees for the PIC/ATN acquisition. The Company and McKee entered into a settlement agreement in the first quarter of 1999 with respect to this matter. Pursuant to the settlement, the Company agreed to pay $100,000 to McKee in installments over a three-month period in return for a general release of all claims by McKee. The settlement amount of $100,000 was accrued by the Company as of December 31, 1998 and paid in 1999.

A lawsuit was filed in Superior Court of the State of California on October 20, 1999 claiming conspiracy to defraud, fraud and deceit, and conversion against several defendants, including ATN, in connection with an Internal Operator Services Agreement between the plaintiffs and defendant Paramount International Telecommunications, Inc. ("Paramount"). The Internal Operator Services Agreement sets out that Paramount will provide (among other things) calling services and billing and collection of the charges through local exchange carriers, and Paramount would deduct agreed upon fees for its services and remit the balance to the plaintiffs. Paramount allegedly contracted out operator and billing services with ATN from May 1998 until present. In addition to other claims against Paramount, the plaintiffs complain that Paramount and ATN conspired to falsify call charge reports being sent to the plaintiffs by underreporting the amount of charges billed to the end user and keeping the monies generated therefrom, thereby damaging the plaintiffs for no less than approximately $280,000. The plaintiffs also seek punitive damages in an unspecified amount. ATN filed its response on January 4, 2000. ATN disputes this claim and intends to vigorously defend its position, although no assurances can be given as to the outcome of this matter. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

On October 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Thomas C. Chaplin, its former Chief Executive Officer and Guy O. Murdock, its former Chairman of the Board. Each of the Amended and Restated Employment Agreements has a term through December 31, 2001. Pursuant to the Amended and Restated Employment Agreements, Messrs. Chaplin and Murdock will receive base salaries of not less than $250,000 and $150,000, respectively. In addition, each of them will be eligible to participate in the Company's bonus plan and other executive compensation plans. Each Amended and Restated Employment Agreement contains a provision restricting competition with the Company for a period of two years following termination of employment. Mr. Chaplin's Amended and Restated Employment Agreement provides that if his employment is terminated by the Company for any reason other than for cause, Mr. Chaplin will be entitled to receive severance at an annual rate of $150,000 for two years, provided, however, that if his employment is terminated by the Company or by Mr. Chaplin for any reason within 180 days after a sale of the Company, Mr. Chaplin will be entitled to continuation of his then effective base salary for three years. Mr. Murdock's Amended and Restated Employment Agreement provides that if his employment is terminated by the Company for any reason, including for cause, Mr. Murdock will be entitled to receive severance at an annual rate of $150,000 for two years, provided, however, that if his employment is terminated by the Company or by Mr. Murdock for any reason within 180 days after a sale of the Company, Mr. Murdock will be entitled to continuation of his then effective base salary for three years. Subsequent to December 31, 1999, Mr. Murdock and Mr. Chaplin resigned as officers and employees of the Company.
The Company is currently negotiating Mr. Murdock's and Mr. Chaplin's severance packages.

On  November 16, 1998 the Company entered into an Employment Agreement with Paul
C. Tunink, Chief Financial Officer. The Employment Agreement has a term through November 30, 1999 and renews automatically from year to year thereafter, unless terminated by either party and provides a base salary of not less than $128,000. In addition, Mr. Tunink is eligible to participate in the Company's bonus plan and other executive compensation plans. The Employment Agreement contains a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provides if his employment is terminated by the Company for any reason other than cause, Mr. Tunink will be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year.

The Company has other employment agreements with certain key members of management that provide for aggregate minimum annual base compensation as of December 31, 1999 of $430,000 expiring on various dates through 2001. Under the terms of these employment agreements, if employment is terminated by the Company for any reason other than cause, the employees will be entitled to receive severance at the current base compensation rate for two years.

13.     RELATED  PARTY  TRANSACTIONS

The Company conducts a significant amount of business with Berthel and other affiliated entities. Berthel provided lease and other financing services, including underwriting, to the Company. The Company has also paid consulting expenses to a former member of the Company's Board of Directors and had loans with related parties.

On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by a minority shareholder. Revenues of $412,156 and $463,976 were generated from such agreement for the years ended
December 31, 1999 and 1998, respectively. Further, the Company had call processing receivables from the hotels included under the agreement of $55,151 and $246,983 at December 31, 1999 and 1998, respectively. The agreement provides for a fixed payment of $30,000 per month in commissions to be paid to the minority shareholder.

A summary of transactions with related parties for the years ended December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                  1999   1998
Consulting expense. . . . . . . . . . . . . . .  $   58  $  74
Interest expense on related party notes payable   1,171    290
Commissions to minority shareholder . . . . . .     360    360
Interest expense on notes payable to Berthel. .     138    134
Lease payments to Berthel . . . . . . . . . . .     507    840
Commissions and related fees to Berthel . . . .     130    142

14.     PROFIT  SHARING  PLAN

The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 1999 and 1998.

15.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value amounts disclosed below are based on estimates prepared by the Company utilizing valuation methods appropriate in the circumstances. Generally accepted accounting principles do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash, receivables, notes receivable, notes payable, and other short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved.

The estimated fair values of the Company's other significant financial instruments at December 31, 1999 and 1998 are as follows (dollars in thousands):


                                   1999                1998
                           -----------------  -----------------
                            CARRYING    FAIR   CARRYING    FAIR
                             AMOUNT    VALUE    AMOUNT    VALUE
Long-term note receivable  $   1,000  $1,000  $     806  $  806
Long-term debt. . . . . .      4,051   3,504      3,857   3,367

16.     BUSINESS  SEGMENT  INFORMATION

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

The Company's three reportable segments at December 31, 1999 and 1998 are PIC/ATN, Incomex and MTS. The Company provides long-distance telecommunications services to hotels, payphone owners, aggregators of operator service traffic and other institutions in the United States and Mexico through the PIC/ATN business unit. The services include, but are not limited to, live operator services, credit card billing services, automated collection and messaging delivery services, voice mail services, telecommunications consulting and providing carrier services for long-distance telecommunications companies. The incoming operator assisted calls are processed with the PIC/ATN operators on location. The Incomex business unit provides international operator services to hotels and payphone owners in Mexico on international calls from Mexico to the United States. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998. The Company entered into a Rental Agreement in February 2000 regarding the principal product of MTS, as discussed in Note 1.

The accounting policies of the reportable segments at December 31, 1999 and 1998 are the same as those described in Note 1. The Company evaluates the performance of its operating units based on income (loss) from operations.

Summarized financial information concerning the Company's reportable segments (net of intercompany eliminations) is shown in the following table (dollars in thousands). The "Other" column includes corporate related items.

                                        PIC/ATN    INCOMEX     MTS      OTHER      TOTAL
1999:
Revenues. . . . . . . . . . . . . . .  $ 23,150   $  8,534   $ 4,063   $     -   $ 35,747
Income (loss) from operations . . . .    (6,254)    (2,388)   (1,642)   (5,082)   (15,366)
Total assets. . . . . . . . . . . . .     6,370      3,097     1,328     4,854     15,649
Depreciation and amortization expense     1,339        470       549         -      2,358
Capital expenditures. . . . . . . . .       561         35       110         -        706

1998:
Revenues. . . . . . . . . . . . . . .  $ 20,804   $  7,921   $ 5,263   $     -   $ 33,988
Income (loss) from operations . . . .     2,077      1,796      (669)   (1,298)     1,906
Total assets. . . . . . . . . . . . .    11,079      6,274     3,542     1,783     22,678
Depreciation and amortization expense       903        174       772         -      1,849
Capital expenditures. . . . . . . . .       800        134       357         -      1,291

Financial information relating to the Company's operations by geographic area was for the years ended December 31, 1999 and 1998 as follows (dollars in thousands):

                                             1999     1998
Revenues:
  United States. . . . . . . . . . . . . .  $27,213  $26,067
  Mexico . . . . . . . . . . . . . . . . .    8,534    7,921
                                            -------  -------
           Total . . . . . . . . . . . . .  $35,747  $33,988
                                            =======  -------

Long-lived assets (excluding investments):
  United States. . . . . . . . . . . . . .  $ 7,869  $15,719
  Mexico . . . . . . . . . . . . . . . . .    1,633    1,704
                                            -------  -------
           Total . . . . . . . . . . . . .  $ 9,502  $17,423
                                            =======  =======

17.     AT&T  COMMISSION  AGREEMENT

Under its agreement with AT&T, the Company received monthly commissions based on the number of calls made, bonuses of up to $400,000 based on the number of calls processed during the year and monthly compliance incentive bonuses based on the number of calls processed each month. The agreement included provisions for the refund of the bonus payments should the Company terminate the agreement or fail to comply with the agreement. AT&T was responsible for determining if the Company was in compliance with certain standards, as set forth in the agreement. AT&T reserved a number of grounds to terminate the agreement prior to its expiration, with or without cause.

During 1998, the Company and AT&T agreed to terminate the agreement with an effective date of October 15, 1998. The Company based this decision on the declining volume and narrow margins of the AT&T business, and on the Company's refocused business strategy. AT&T agreed to pay certain hotel commissions otherwise payable by the Company and, as a result, the Company recorded a one-time gain in the fourth quarter of 1998 of $453,396.

18.     SUBSEQUENT  EVENTS

In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company, including a possible refinancing of the Company, a possible sale of its existing operating units and other assets or possible repositioning of the Company through a merger. The Company subsequently entered into a nonbinding letter of intent to merge with Floragraph LLC (see discussion below). No other strategic transactions have been negotiated to date and there can be no assurance that any such strategic transactions will be consummated. If any strategic transactions are completed, the Company will owe a success fee to Berthel, depending on the price of the strategic transactions.

In February 2000, the Company entered into a nonbinding letter of intent to merge with Floragraph LLC, which owns Flower.com, an online floral website. The merger is subject to the satisfaction of a number of conditions, including the completion of due diligence, the execution of definitive agreements, the receipt of necessary regulatory approvals, approval by the Company's shareholders and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the merger, no assurance can be given the merger will be consummated or, if consummated, that the terms of the merger will be as presently contemplated. Under the terms of the agreement, the parties shall negotiate in good faith to finalize and execute the agreement prior to March 31, 2000 with closing as soon as practicable, and in any event, prior to June 30, 2000.

In February 2000, the Company entered into a billing services advance funding agreement with two independent billing and collection firms (the "Companies"). These agreements allow for the Company to sell certain call records for processing, billing and collection at an advance funding rate of 70% of the gross billable call value. These amounts are remitted to the Company approximately 9 days after submission. The Company will then receive an additional 5% or 8% of the gross billable call value six months after submission. Under the agreements, if the Companies experience charges for bad debt, customer service credits and other fees in excess of a stated amount, these additional amounts may be withheld from the 5% or 8% amounts. In consideration for the agreement, one of the billing and collection firms loaned the Company $150,000, of which $60,000 has been repaid as of March 20, 2000. The term of the agreements are for 36 months and the $150,000 advance is personally guaranteed by the President of PIC/ATN and a stockholder of the Company.

Subsequent to year end and through March 20, 2000, the Company had borrowed a total of $306,000 with an affiliate of Berthel. The borrowings are due on demand and bear interest at 12%. Warrants will also be issued equal to 200% of the amount of the loan. The exercise price of such warrants will be the bid price of the Company's stock at the close of business on the day the funds were received by the Company.


                                    * * * * *