Form 10-Q
period 2000-03-31
MURDOCK COMMUNICATIONS CORP
filed 2000-05-15
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)
     [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For  the  quarterly  period  ended  March  31,  2000

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For  the  transition  period  from  _______  to  _________

                      Commission File Number      000-21463
                                             ----------------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

               Iowa                                 42-1337746
   --------------------------------         ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                 5539 Crane Lane N.E., Cedar Rapids, Iowa 52402
                 ----------------------------------------------
                    (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code:  319-393-8999

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

On March 31, 2000, there were outstanding 10,625,046 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                 March 31, 2000

                                      INDEX

                                                                     Page
                                                                     -----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999. . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2000 and 1999 . . . . . . . . . . .   5

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999 . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . .  14

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  21

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . .  21

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  21

Item 4.  Submission of Matters to a Vote of Security Holders. . . .  21

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  21

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  21

         Signatures . . . . . . . . . . . . . . . . . . . . . . . .  23

PART  I     FINANCIAL  INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999
                             (Dollars in thousands)

                                                                                 MARCH 31, 2000     DECEMBER 31, 1999
                                                                              -------------------  -------------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               74   $               76
  Accounts receivable, less allowance for doubtful accounts:
    2000 - $3,722; 1999 - $3,372 . . . . . . . . . . . . . . . . . . . . . .               1,332                  982
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 500                  500
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                 371                  312
                                                                              -------------------  -------------------
       TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $            2,277   $            1,870
                                                                              -------------------  -------------------

PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,451   $            1,446
  Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . .               9,059                9,059
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                 848                  839
                                                                              -------------------  -------------------
                                                                              $           11,348   $           11,223
                                                                              -------------------  -------------------
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              (8,849)              (8,734)
                                                                              -------------------  -------------------

       PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . .  $            2,509   $            2,610
                                                                              -------------------  -------------------

OTHER ASSETS
  Goodwill - net of accumulated amortization:  2000 - $118 ; 1999 - $1,351 .  $            3,642   $            5,002
  Cost of purchased site contracts, net of accumulated amortization:  2000 -
     $744; 1999 - $736 . . . . . . . . . . . . . . . . . . . . . . . . . . .                  35                   48
  Other intangible assets, net of accumulated amortization:  2000 - $652 ;
    1999 - $619. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 164                  197
  Investments, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,352                4,277
  Prepaid commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,527                1,633
  Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .                  47                   12
                                                                              -------------------  -------------------
       TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  $            9,757   $           11,169
                                                                              -------------------  -------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           14,543   $           15,649
                                                                              ===================  ===================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      March 31, 2000 and December 31, 1999
                  (Dollars in thousands except per share data)

                                                                                        MARCH 31, 2000    DECEMBER 31, 1999
                                                                                     -------------------  -------------------
                                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Outstanding checks in excess of available balances. . . . . . . . . . . . . . . .  $               76   $              104
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,837               14,443
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,576                2,270
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,945                2,010
  Accrued universal service fund fees . . . . . . . . . . . . . . . . . . . . . . .               1,700                1,700
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 643                1,112
  Current portion of capital lease obligations principally with a related party . .               1,821                1,553
  Current portion of long-term debt with related parties. . . . . . . . . . . . . .                 749                  647
  Current portion of long-term debt, others . . . . . . . . . . . . . . . . . . . .                 704                  371
                                                                                     -------------------  -------------------
       TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . .  $           26,051   $           24,210

LONG-TERM LIABILITIES
  Capital lease obligations principally with a related party, less current portion.  $            1,879   $            2,148
  Long-term debt with related parties, less current portion . . . . . . . . . . . .               2,042                2,122
  Long-term debt, others, less current portion. . . . . . . . . . . . . . . . . . .                 496                  911
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  11                   22
                                                                                     -------------------  -------------------
       TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           30,479   $           29,413
                                                                                     -------------------  -------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
  8% Series A Convertible Preferred Stock, $100 stated value:
    authorized 1,000,000 shares; issued and outstanding:  2000 and 1999 -
    18,920 shares ($1,892 liquidation value). . . . . . . . . . . . . . . . . . . .               1,877                1,868
  Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
    and outstanding:  2000 - 10,625,046; 1999 - 10,576,012 shares . . . . . . . . .              20,331               20,259
  Common stock warrants:  Issued and outstanding:  2000 -  5,847,650; 1999 -
    5,866,591 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 633                  635
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 134                  134
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (38,912)             (36,660)
                                                                                     -------------------  -------------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY). . . . . . . . . . . . . . . . . . .  $          (15,936)  $          (13,764)
                                                                                     -------------------  -------------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           14,543   $           15,649
                                                                                     ===================  ===================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2000 and 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2000          1999
                                                        ------------  ------------
REVENUES
  Call processing. . . . . . . . . . . . . . . . . . .  $     4,265   $     9,940
  Other revenues . . . . . . . . . . . . . . . . . . .           38           847
                                                        ------------  ------------
      TOTAL REVENUES . . . . . . . . . . . . . . . . .        4,303        10,787

COSTS OF SALES
  Call processing. . . . . . . . . . . . . . . . . . .        2,969         6,978
  Other cost of sales. . . . . . . . . . . . . . . . .           20           423
  International bad debt expense . . . . . . . . . . .            -           141
                                                        ------------  ------------
      TOTAL COST OF SALES. . . . . . . . . . . . . . .        2,989         7,542
                                                        ------------  ------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .        1,314         3,245

OPERATING EXPENSES
  Selling, general and administrative expenses . . . .        1,136         1,796
  Depreciation and amortization expense. . . . . . . .          289           582
  Impairment of goodwill . . . . . . . . . . . . . . .        1,214             -
                                                        ------------  ------------
      TOTAL OPERATING EXPENSES . . . . . . . . . . . .        2,639         2,378
                                                        ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . .       (1,325)          867

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net. . . . . . . . . . . . . . . .       (1,018)         (747)
  Other income . . . . . . . . . . . . . . . . . . . .          141             1
                                                        ------------  ------------
      TOTAL NON-OPERATING EXPENSE. . . . . . . . . . .         (877)         (746)
                                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE. . . . . . . .       (2,202)          121

  Income tax expense . . . . . . . . . . . . . . . . .           (4)          (37)
                                                        ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .       (2,206)           84

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK. . . . . . . . . . . . . . . . . . .          (46)          (49)
                                                        ------------  ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS.  $    (2,252)  $        35
                                                        ============  ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE. . . . . .  $     (0.21)  $         -
                                                        ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . .   10,576,551    10,329,867
                                                        ============  ============



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        THREE MONTHS ENDED
                                                                                            MARCH  31
                                                                                          2000      1999
                                                                                        --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,206)  $    84

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH FLOWS FROM OPERATING ACTIVITIES
  Depreciation and amortization, including amortization of technology license. . . . .      289       582
  Impairment of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,214         -
  Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50       124
  Changes in operating assets and liabilities, excluding the effects of acquisitions:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (350)   (1,534)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (59)     (369)
    Prepaid commissions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      107      (105)
    Outstanding checks in excess of bank balance . . . . . . . . . . . . . . . . . . .      (28)        -
    Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       114
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      306       960
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      474      (688)
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11)       (1)
                                                                                        --------  --------
     NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .  $  (214)  $  (833)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .  $   (14)  $   (84)
  Cash paid for investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (110)   (1,547)
                                                                                        --------  --------
     NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .  $  (124)  $(1,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party. . . . . . . . .  $    (1)  $   (72)
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      556     1,650
  Borrowings on long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . .        -       141
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (137)     (138)
  Payments on long-term debt with related parties. . . . . . . . . . . . . . . . . . .      (37)     (493)
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . . .      (45)     (106)
  Payments on offering costs and origination fees. . . . . . . . . . . . . . . . . . .        -       (20)
                                                                                        --------  --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .  $   336       962
                                                                                        --------  --------

NET (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (2)  $ (1502)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       76     1,722
                                                                                        --------  --------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    74   $   220
                                                                                        ========  ========

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest, principally to a related party . . . . . .  $    80   $   359
  Cash paid during the period for income taxes . . . . . . . . . . . . . . . . . . . .        -        29




          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The consolidated balance sheet information as of December 31, 1999 was derived from the Company's audited financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB (Commission File # 000-21463) as filed with the Securities and Exchange Commission on March 30, 2000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $38.9 million, and current liabilities exceed current assets by $23.8 million at March 31, 2000. The Company also is past due in the payment of approximately $18.1 million of indebtedness as of March 31, 2000. The Company's past due debt includes approximately $7.6 million of notes which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Company has been informed that this bank is in serious financial difficulty and is currently being liquidated by the Federal Deposit Insurance Corporation ("FDIC"). If the FDIC seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. See also the matters discussed under "Forward-Looking Statements" in this report.

RECLASSIFICATIONS

Certain amounts in the 2000 unaudited interim consolidated financial statements and certain amounts in the 1999 audited consolidated financial statements have been reclassified to conform to the current year's presentation.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the accounts of Priority International Communications, Inc. and ATN Communications, Incorporated ("PIC/ATN"), and the accounts of Incomex, Inc. ("Incomex"), its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

IMPAIRMENT  OF  INTANGIBLE  ASSETS

The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In the first quarter of 2000, the Company recorded an additional write-down of the remaining goodwill relating to Incomex of $1.2 million due to the loss of a major customer in February 2000, and additional information obtained regarding the fair value of Incomex as the Company pursues a potential sale of Incomex. The major customer comprised approximately 8% of total consolidated revenues in 1999.


2.  LETTER  OF  INTENT  TO  MERGE
    -----------------------------

In February 2000, the Company entered into a nonbinding letter of intent to merge with Floragraph LLC, which owns Flower.com, an online floral Web site. Under the terms of the letter of intent, the parties were to negotiate in good faith to complete a definitive agreement prior to March 31, 2000, with closing as soon as practicable, and in any event, prior to June 30, 2000. Although a definitive agreement has not been reached, the Company and Floragraph are currently negotiating an extension to the letter of intent. The merger is subject to the satisfaction of a number of conditions, including the completion of due diligence, the execution of definitive agreements, the receipt of necessary regulatory approvals, approval by the Company's shareholders and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the merger, no assurance can be given that the merger will be consummated or, if consummated, that the terms of the merger will be as presently contemplated.


3.      NOTES  PAYABLE  AND  LONG-TERM  DEBT
        ------------------------------------

As of March 31, 2000, the Company was past due in the payment of $18.1 million of principal and interest payments on notes payable and long-term debt and capital leases, including $1.5 million to Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships (collectively "Berthel").

During the first quarter of 2000, the Company borrowed a total of $406,000 from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel and another significant shareholder of the Company. The borrowings are due on demand and bear interest at 12%. Warrants will also be issued equal to 200% of the amount of the loan. The exercise price of such warrants will be the bid prices of the Company's common stock at the close of business on the day the funds were received by the Company.

On June 17, 1999, the Company completed a bridge financing in the amount of $2,000,000 with New Valley Corporation ("New Valley"). Pursuant to the bridge financing, the Company issued a note in the principal amount of $2,000,000 (the "Note"). This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999. On December 17, 1999, the Company amended the terms of the agreement with New Valley. The amendment reset the interest rate to 12% since inception (14% upon default) and is due in 5 monthly payments of $200,000 beginning January 17, 2000 with a final payment of $1,000,000 on June 17, 2000. Waivers of any prior violations were included as part of the amendment. The January, February and March 2000, payments have been made by MCCIC on behalf of the Company. As of March 31, 2000, the Company was past due on the January, February and March payments under the Note with New Valley. However, on March 29, 2000, New Valley waived these defaults. On April 6, 2000, the entire interest of New Valley in this loan was purchased by MCCIC. Warrants will be issued to MCCIC equal to 200% of the amount of the loan. The exercise price of such warrants will be the bid prices of the Company's common stock at the close of business on each day MCCIC purchased an interest in the loan.


4.  INCOME  TAX  EXPENSE
    --------------------

The Company's provision for income taxes consisted of the following as of March 31, 2000 and 1999 (amounts expressed in thousands):

           2000   1999
           -----  -----
Current:
  Federal      -      -
  State .  $   4  $  37

At March 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2019.


5.  INVESTMENTS
    -----------

During 1998, the Company reached an agreement to invest in Actel Integrated Communications, Inc. ("Actel"). As of March 31, 2000, the Company had invested $3,000,000, incurred investment related costs of $31,829 and recorded accrued dividends of $320,286, as discussed below. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in Actel to $3,000,000. During the third quarter of 1999, the $3,000,000 investment was converted into 3,000,000 shares of Actel's Series A Convertible Preferred Stock as allowed by the Investment Agreement. Each share of Series A Convertible Preferred Stock accrues a cumulative 10% dividend per annum through March 10, 2002 and may be converted to 1.46 shares of Actel's common stock at any time on or before March 10, 2002, at the option of the Company, subject to certain restrictions. In addition, the Company loaned $1,000,000 to Actel under the terms of a promissory note dated June 23, 1999. As of March 31, 2000, $500,000 had been received by the Company in partial payment of the promissory note. According to the terms of the note, the balance remaining will continue as a loan due on demand with an interest rate of 18% per annum for the unpaid balance.

Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-users services in Mobile, Alabama; New Orleans, Louisiana; and Birmingham, Alabama.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. of Mexico ("AcNet Mexico"). The initial agreement was revised in June 1999, whereby the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. The option with ITC expires August 31, 2001 and the option with AcNet USA expired on December 31, 1999. As of December 31, 1999, the Company had advanced $4,703,000 compared with $4,785,000 (consisting of approximately $3,692,000 of advances, $346,000 of interest and $747,000 of costs incurred either related to the acquisition or paid on behalf of the AcNet entities) at March 31, 2000.

In light of the proposed merger with Floragraph LLC, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded a $3,703,000 asset write-down in 1999 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action in April 2000 to collect its advances.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.


6.  BUSINESS  SEGMENT  INFORMATION
    ------------------------------

The Company's reportable segments are structured into a decentralized organizational structure resulting in three stand-alone business units. While all three business units are engaged in the business of providing telecommunications services to hospitality and payphone businesses, they are managed separately largely due to a series of acquisitions the Company completed in 1997 and 1998.

The Company's three reportable segments are PIC/ATN, Incomex and Murdock Technology Services ("MTS"). The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services include, but are not limited to, live operator services, credit card billing services, automated collection and messaging delivery services, voice mail services, telecommunications consulting services and carrier assisted call processing with PIC/ATN operators on location. The Incomex business unit provides international operator services to hotels and payphone owners in Mexico on international calls from Mexico to the United States. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Telemanager.net is owned by former executives of the Company.

The accounting policies of the reportable segments are the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations. Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the three months ended March 31, 2000 and 1999 (amounts expressed in thousands). The "Other" column includes corporate related items and residual activity on remaining assets of the MTS division.


                               PIC/ATN   INCOMEX    OTHER     TOTAL
2000
Revenues. . . . . . . . . . .  $  2,272  $  1,866  $   165   $ 4,303
Income (loss) from operations       391       138   (1,854)   (1,325)
Total assets. . . . . . . . .     2,822     1,978    9,743    14,543
Depreciation and amortization
  expense . . . . . . . . . .       109         6      174       289
Capital expenditures. . . . .        14         -        -        14

1999
Revenues. . . . . . . . . . .     6,601     2,940    1,246    10,787
Income (loss) from operations     1,027       813     (973)      867
Total assets. . . . . . . . .     5,674     3,340   15,090    24,104
Depreciation and amortization
  expense . . . . . . . . . .       116         4      462       582
Capital expenditures. . . . .        16         4       64        84

Financial information relating to the Company's operations by geographic area as of and for the three months ended March 31, 2000 and 1999 was as follows (amounts expressed in thousands):

                                             2000    1999
                                            ------  -------
Revenues:
  United States. . . . . . . . . . . . . .  $2,437  $ 7,847
  Mexico . . . . . . . . . . . . . . . . .   1,866    2,940
                                            ------  -------
  Total. . . . . . . . . . . . . . . . . .  $4,303  $10,787
                                            ======  =======

Long-lived assets (excluding investments):
  United States. . . . . . . . . . . . . .  $6,387  $15,178
  Mexico . . . . . . . . . . . . . . . . .   1,527    1,704
                                            ------  -------
  Total. . . . . . . . . . . . . . . . . .  $7,914  $16,882
                                            ======  =======

7.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 31, 2000, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

Subsequent to year-end, the Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the FDIC currently believes the discrepancies only total $770,000. Management believes that no funds were received by the Company with respect to any of these notes and that it has other defenses. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the financial statements with respect to this matter.


8.  SUBSEQUENT  EVENTS
    ------------------

During the period April 1, 2000 to May 12, 2000, the Company sold 366,750 shares of Actel's Series A Convertible Preferred Stock in a private placement for approximately $1.8 million resulting in a pre-tax gain of $1.3 million. Proceeds were used to pay the April and May note payments due to MCCIC under the New Valley loan totaling $438,000, to pay placement fees and other underwriting expenses of $189,000, to repay working capital borrowings due to MCCIC incurred during the first quarter of 2000, and to reduce past due note and lease payables to Berthel of $686,000. The remaining proceeds were used for working capital purposes.

On April 6, 2000, Actel completed a private placement of newly created Series E Preferred Shares. As a result of that private placement, Actel received $40,000,000 in cash plus a commitment for an additional $35,000,000 contingent upon Actel achieving certain operational milestones.

In December 1999, PIC/ATN received notice from the Universal Service Administration Company ("USAC") that Universal Service Fund ("USF") fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenues. This was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its billing and collection firm. The billing and collection firm's position was that they had collected the USF fees and remitted them to PIC/ATN. As PIC/ATN is legally responsible for USF fees, in December of 1999, it recorded a liability of $1.7 million. In April 2000, the management of PIC/ATN determined that beginning in 1998 the Company had been paid USF fees by its prior billing and collection firm. As of May 15, 2000, a total of $1.1 million of such fees have been remitted to PIC/ATN. The Company is continuing to investigate this matter with its prior billing and collection firm.

The Company issued 880,000 common stock warrants in conjunction with the Company's initial public offering during 1996. During 1999 the expiration date of these warrants was extended from October 21, 1999 to April 21, 2000. The 880,000 warrants are exercisable into 1,819,918 shares of common stock at an exercise price of $3.14 per share. On April 17, 2000, the Company amended the terms of these warrants again to extend the expiration date to October 21, 2000. During the extension period the Company will not be obligated to make any further adjustments to the exercise price of the warrants or the number of shares for which the warrants may be exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within this report.


RESULTS  OF  OPERATIONS
-----------------------
COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
-----------------------------------------------------------------

REVENUES - Consolidated revenues declined $6.5 million, or 60.1%, to $4.3 million for the three months ended March 31, 2000 from $10.8 million for the three months ended March 31, 1999. Revenues from PIC/ATN declined $4.3 million to $2.3 million for the three months ended March 31, 2000, from $6.6 million for the three months ended March 31, 1999 primarily due to the loss of two principal customers as discussed below.

During 1998, PIC/ATN's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. In the first quarter of 1999, the Company modified its relationship with the customer whereby calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the year ended December 31, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the three months ended March 31, 1999 were $3.4 million and for the year ended December 31, 1999 were $5.3 million. Effective June 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company.

During 1999, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 39% of total revenues of the Company. Revenues from this customer declined to $0.3 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Accordingly, this relationship is expected to produce significantly lower revenues for the Company.

Revenues from Incomex declined $1.0 million to $1.9 million for the three months ended March 31, 2000, from $2.9 million for the three months ended March 31, 1999. The decline was primarily due to the loss of its largest customer in February 2000, a decline in revenue per call and the impact of the Company's cash flow constraints on attracting new customers and retaining existing customers with prepaid commissions. During 1999, Incomex's business unit derived revenues from its largest customer that totaled $2.8 million or 8% of total revenues for the Company. Revenues from this customer declined to $0.3 million for the three months ended March 31, 2000 from $0.9 million for the three months ended March 31, 1999. Effective February 2000, this customer terminated its relationship with Incomex. Accordingly, this relationship is not expected to produce further revenues and margins for the Company.

Revenues from MTS declined $0.6 million to $0.2 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system, the divisions principal product, by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

COST OF SALES - Consolidated cost of sales declined $4.5 million, or 60.4%, to $3.0 million for the three months ended March 31, 2000 from $7.5 million for three months ended March 31, 1999. Consolidated cost of sales, as a percentage of revenues, was 69.5% for the three months ended March 31, 2000 compared to 69.9% for the three months ended March 31, 1999. The decline in consolidated cost of sales is primarily attributable to the loss of two principal PIC/ATN customers and one principal Incomex customer and the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expense decreased $729,000, or 40.6%, to $1.1 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees. Selling, general and administrative expense, as a percentage of revenues, was 24.8% for the three months ended March 31, 2000 compared to 16.6% for the three months ended March 31, 1999, primarily due to higher legal fees.

DEPRECIATION AND AMORTIZATION EXPENSE - Consolidated depreciation and amortization expense declined $293,000, or 50.3%, to $289,000 for the three months ended March 31, 2000 from $582,000 for the three months ended March 31, 1999. The decline is due to impairments recorded in the fourth quarter of 1999. This decline is expected to continue due to the impairments recorded in the fourth quarter of 1999 and first quarter of 2000 (see discussion below).

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS - The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In the first quarter of 2000, the Company recorded an additional write-down of the remaining Incomex goodwill of $1.2 million due to the loss of a major customer in February 2000, and additional information obtained regarding the fair value of Incomex as the Company pursues a potential sale of Incomex. The major customer comprised approximately 8% of total consolidated revenues in 1999.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $271,000, or 36%, to $1,018,000 for the three months ended March 31, 2000, from $747,000 for the three months ended March 31, 1999. The increase was primarily due to warrants to be issued to an affiliate of Berthel for loans or advances made to the Company, or on the Company's behalf, dating to January 2000 (see discussion below in Liquidity and Capital Resources), an increase in interest rates on past due debt, and higher levels of debt in the current period primarily related to investments in Actel and the AcNet entities and the Company's lower operating profit. As a result, higher interest expense is expected in future periods.

OTHER INCOME - Consolidated other income increased $140,000 to $141,000 for the three months ended March 31, 2000, from $1,000 for the three months ended March 31, 1999. The increase was primarily due to $75,000 recorded as other income for dividends accrued on the Company's investment in Actel.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At March 31, 2000, the Company's current liabilities of $26.1 million exceeded current assets of $2.3 million resulting in a working capital deficit of $23.8 million. During the three months ended March 31, 2000, the Company used $214,000 in cash for operating activities, and used $124,000 in investing activities. The Company received proceeds from new debt financing of $556,000 and made payments on debt of $220,000, for net cash flows from financing activities of $336,000. These activities resulted in a decrease in available cash of $15,000 for the three months ended March 31, 2000.

The Company's debt and capital lease obligations as of March 31, 2000, including the current portion thereof, totaled $22.5 million compared to $22.2 million at December 31, 1999. The Company's current debt and lease obligations as of March 31, 2000 totaled $18.1 million compared to $17.0 million at December 31, 1999.

Although in January 2000 PIC/ATN terminated the service provided for the call traffic associated with the billing and collection issue for its largest customer, no assurance can be given that PIC/ATN will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition. PIC/ATN's cash flows in 2000 may also be adversely affected by the lien placed by PIC/ATN's former billing and collection firm on collections from calls processed by a subsequent billing a collection firm. The Company has also recorded a $1.7 million liability for USF fees from 1997 through 1999, and has received a payment demand for the first $810,000 of these fees with a deadline which expired on March 16, 2000.

The Company's principal sources of capital to date have been public and private offerings of debt and equity securities and lease and debt financing arrangements with Berthel to purchase telecommunications equipment. As of March 31, 2000, the Company has not made the majority of June 1999 through March 2000 payments to Berthel. Berthel only has the right to demand that the Company cure this violation, but has not made such a demand as of the date of this report. Subsequent to March 31, 2000, the Company paid $686,000 for past due lease payments to Berthel. (See discussion below.)

As of March 31, 2000, the Company was past due in the payment of approximately $18.1 million of lease and debt financing, including $1.5 million from Berthel. The Company was also past due with its trade vendors in the payment of approximately $1.9 million as of March 31, 2000.

During the first quarter of 2000, the Company borrowed a total of $406,000 from MCCIC. The borrowings are due on demand and bear interest at 12%. Warrants will also be issued equal to 200% of the amount of the loan. The exercise price of such warrants will be the bid prices of the Company's common stock at the close of business on the day the funds were received by the Company. On April 6, 2000, the entire interest of the New Valley loan was purchased by MCCIC. Warrants will be issued to MCCIC equal to 200% of the amount of the loan assumed. The exercise price of such warrants will be the bid price of the Company's common stock at the close of business on each day MCCIC purchased an interest in the New Valley loan.

In February 2000, the Company entered into a billing services advance funding agreement with two independent billing and collection firms (the "Billing and Collection Companies"). These agreements allow for the Company to sell certain call records for processing, billing and collection at an advance funding rate of 70% of the gross billable call value. These amounts are remitted to the Company approximately nine days after submission. The Company will then receive an additional 5% or 8% of the gross billable call value six months after submission. Under the agreements, if the Billing and Collection Companies experience charges for bad debt, customer service credits and other fees in excess of a stated amount, these additional amounts may be withheld from the 5% or 8% amounts. In consideration for the agreement, one of the Billing and Collection Companies loaned the Company $150,000, of which $60,000 has been repaid as of March 31, 2000. The term of the agreements are for 36 months and the $150,000 advance is personally guaranteed by the President of PIC/ATN and a shareholder of the Company.

The Company's existing capital and anticipated funds from operations will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for 2000. The Company estimates that it will need at least $25 million for fiscal 2000 to repay indebtedness that is either past due or will become due in 2000, including accrued interest, past due amounts with trade vendors and USF fees payable. In addition to cash flows from operations, if any, the Company believes that the possible sources to fund its cash requirements include raising debt or equity financings, extending or converting existing debt and/or the sale of significant parts of the Company's assets. The Company has engaged in discussions with potential investors regarding proposed debt or equity financings. In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under the Placement Agreement including underwriting and placement fees. No fees had been paid to Berthel as of March 31, 2000. No assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

During the period April 1, 2000 to May 12, 2000, the Company sold 366,750 shares of Actel's Series A Convertible Preferred Stock in a private placement for approximately $1.8 million resulting in a pre-tax gain of $1.3 million. Proceeds were used to pay the April and May note payments due to MCCIC under the New Valley loan totaling $438,000, to pay placement fees and other underwriting expenses of $189,000, to repay $264,000 of working capital borrowings due to MCCIC incurred during the first quarter of 2000, and to reduce past due note and lease payables to Berthel of $686,000. The remaining proceeds were used for working capital purposes.

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

     - the possibility of additional impairment write-downs of assets, including, without limitation, of goodwill relating to the PIC/ATN acquisition;

     -     the  Company's  ability  to  respond  to  competition in its markets;

     -     the  outcome  of  pending  litigation;

     - changes in, or failure to comply with, governmental regulations, including telecommunications regulations;

     - the effect of the alleged liability of PIC/ATN for up to $1.7 million of USF fees;

     -     general  economic  conditions  in  the  Company's  markets;

     - the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

     - various other factors discussed in this quarterly report on Form 10-Q and the Company's annual report on form 10-KSB.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company did not hold any significant market risk sensitive instruments during the period covered by this report.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

Not  applicable.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

In March 2000, an individual who held both warrants and a note payable from the Company converted 18,941 of such warrants into the same number of shares of common stock and reduced notes payable by $25,000 and accrued interest by $8,146 in a cashless exercise. The shares of common stock were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to section 4(2) of the Act.

Item  3.  Defaults  Upon  Senior  Securities

As of March 31, 2000, the Company was past due in the payment of approximately $18.1 million of lease and debt financing, including $1.5 million from Berthel. The Company was also past due with its trade vendors in the payment of approximately $1.9 million as of March 31, 2000. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of security holders of the Company during the first quarter of 2000.

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


 3.1  Restated Articles of Incorporation of the Company (1)

 3.2  First Amendment to Restated Articles of Incorporation of the
      Company (2)

 3.3  Second Amendment to Restated Articles of Incorporation of the Company (2)

 3.4  Amended and Restated By-Laws of the Company (3)

10.1  Billing  Services  and  Advance  Funding Agreement, dated as of February 4, 2000, between Priority International Communications, Inc. and NCIC Communications, Inc.

  27  Financial Data Schedule

________________________

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

(b)     Reports  on  Form 8-K:  none were filed for quarter ended March 31, 2000

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MURDOCK  COMMUNICATIONS  CORPORATION

Date:  May  15,  2000          By  /s/  Eugene  Davis
                                   ------------------
                                   Eugene  Davis
                                   Acting  Chief  Executive  Officer


Date:  May  15,  2000          By  /s/  Paul  C.Tunink
                                   -------------------
                                   Paul  C.  Tunink
                                   Vice  President  and  Chief Financial Officer