Form 10-Q
period 2000-06-30
MURDOCK COMMUNICATIONS CORP
filed 2000-08-22
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark  One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended  June  30,  2000

                                       OR

     [  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
          THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from  _______  to  _________


                      Commission File Number      000-21463
                                                --------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                Iowa                                   42-1339746
----------------------------------          --------------------------------
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

On June 30, 2000, there were outstanding 10,476,347 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                  June 30, 2000

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION

                                                                     Page
Item 1.    Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999. . . . . . . . . . . . . . . . . . . . .   3

           Consolidated Statements of Operations for the Three
           Months Ended June 30, 2000 and 1999 and for the Six
           Months Ended June 30, 2000 and 1999. . . . . . . . . . . .   5

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2000 and 1999 . . . . . . . . . . . . . . .   6

           Notes to Consolidated Financial Statements . . . . . . . .   8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .  19

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  30

Item 2.    Changes in Securities and Use of Proceeds. . . . . . . . .  30

Item 3.    Defaults Upon Senior Securities. . . . . . . . . . . . . .  31

Item 4.    Submission of Matters to a Vote of Security Holders. . . .  31

Item 5.    Other Information. . . . . . . . . . . . . . . . . . . . .  32

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  32

           Signatures . . . . . . . . . . . . . . . . . . . . . . . .  33

PART  I     FINANCIAL  INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                JUNE 30, 2000        DECEMBER 31, 1999
                                                                               -------------------  -------------------
ASSETS

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              613   $               76
   Accounts receivable, less allowance for doubtful accounts:
    2000 - $3,255; 1999 - $3,127. . . . . . . . . . . . . . . . . . . . . . .                 670                  892
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                  500
   Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                 279                  251
                                                                               -------------------  -------------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .               1,562                1,719
                                                                               -------------------  -------------------

PROPERTY AND EQUIPMENT
   Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                1,446
   Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . .               8,991                8,991
   Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                 626                  791
                                                                               -------------------  -------------------
                                                                                            9,617               11,228
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              (9,079)              (8,679)
                                                                               -------------------  -------------------

      PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . .                 538                2,549
                                                                               -------------------  -------------------

OTHER ASSETS
   Goodwill - net of accumulated amortization:  2000 - $1,588; 1999 - $1,351.               1,400                3,750
   Cost of purchased site contracts, net of accumulated amortization:  2000 -
    $821; 1999 - $736 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  23                   48
   Other intangible assets, net of accumulated amortization:  2000 - $712 ;
    1999 - $619 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 576                  197
   Investments, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,405                4,277
   Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .                 169                   12
   Net assets of discontinued operations. . . . . . . . . . . . . . . . . . .                   -                1,648
                                                                               -------------------  -------------------
      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .               4,573                9,932
                                                                               -------------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            6,551   $           14,200
                                                                               ===================  ===================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       June 30, 2000 and December 31, 1999
                  (Dollars in thousands except per share data)
                                   (Unaudited)



                                                                                         JUNE 30, 2000      DECEMBER 31, 1999
                                                                                      -------------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Outstanding checks in excess of available balances. . . . . . . . . . . . . . . .  $                -   $               86
   Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,201               13,708
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,220                2,018
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,823                1,894
   Accrued universal service fund fees . . . . . . . . . . . . . . . . . . . . . . .               1,700                1,700
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 482                1,034
   Current portion of capital lease obligations principally with a related party . .                   -                1,553
   Current portion of long-term debt with related parties. . . . . . . . . . . . . .                   -                  647
   Current portion of long-term debt, others . . . . . . . . . . . . . . . . . . . .                   -                  288
                                                                                      -------------------  -------------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .              15,426               22,928

LONG-TERM LIABILITIES
   Capital lease obligations principally with a related party, less current portion.                   2                2,148
   Long-term debt with related parties, less current portion . . . . . . . . . . . .               4,111                2,122
   Long-term debt, others, less current portion. . . . . . . . . . . . . . . . . . .                 521                  744
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   7                   22
                                                                                      -------------------  -------------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20,067               27,964
                                                                                      -------------------  -------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
   8% Series A Convertible Preferred Stock, $100 stated value:
    authorized 1,000,000 shares; issued and outstanding:  2000 and 1999 -
    18,920 shares ($1,892 liquidation value) . . . . . . . . . . . . . . . . . . . .               1,882                1,868
   Common stock, no par or stated value:  authorized - 40,000,000 shares; issued:
    2000 - 10,726,347 shares; 1999 - 10,576,012 shares . . . . . . . . . . . . . . .              20,369               20,259
   Common stock warrants:  Issued and outstanding:  2000 -  11,046,771; 1999 -
    5,866,591. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,106                  635
   Treasury stock at cost: 2000 - 250,000 shares; 1999 - none. . . . . . . . . . . .                 (94)                   -
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 134                  134
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (36,913)             (36,660)
                                                                                      -------------------  -------------------
      TOTAL SHAREHOLDERS' EQUITY  (DEFICIENCY) . . . . . . . . . . . . . . . . . . .             (13,516)             (13,764)
                                                                                      -------------------  -------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            6,551   $           14,200
                                                                                      ===================  ===================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended and Six Months Ended June 30, 2000 and 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                  ---------------  ---------------  ---------------  ---------------
REVENUES
   Call processing . . . . . . . . . . . . . . .  $        1,989   $        5,280   $        4,388   $       12,280
   Other revenues. . . . . . . . . . . . . . . .              21              969               59            1,816
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL REVENUES . . . . . . . . . . . . . .           2,010            6,249            4,447           14,096

COSTS OF SALES
   Call processing . . . . . . . . . . . . . . .           1,863            3,666            3,476            9,283
   Other cost of sales . . . . . . . . . . . . .              (5)             511               15              934
   Bad debt expense. . . . . . . . . . . . . . .               -              771                -              771
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL COST OF SALES. . . . . . . . . . . .           1,858            4,948            3,491           10,988

GROSS PROFIT . . . . . . . . . . . . . . . . . .             152            1,301              956            3,108

OPERATING EXPENSES
   Selling, general and administrative expenses.           1,131            1,584            1,901            3,009
   Depreciation and amortization expense . . . .             263              615              508            1,192
   Impairment of property and equipment
    and intangible assets. . . . . . . . . . . .           2,248                -            2,248                -
   AcNet bad debt and acquisition expenses . . .             489                -              489                -
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL OPERATING EXPENSES . . . . . . . . .           4,131            2,199            5,146            4,201

LOSS FROM OPERATIONS . . . . . . . . . . . . . .          (3,979)            (898)          (4,190)          (1,093)

NON-OPERATING INCOME (EXPENSE)
   Interest expense, net . . . . . . . . . . . .            (603)            (746)          (1,621)          (1,423)
   Other income. . . . . . . . . . . . . . . . .           7,018                6            7,159                7
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL NON-OPERATING INCOME (EXPENSE) . . .           6,415             (740)           5,538           (1,416)
                                                  ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE. . . . .           2,436           (1,638)           1,348           (2,509)

   INCOME TAX (EXPENSE) BENEFIT. . . . . . . . .               -              287               (4)             647
                                                  ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . .           2,436           (1,351)           1,344           (1,862)

DISCONTINUED OPERATIONS
   Income (loss) from operations . . . . . . . .             (61)             488           (1,175)           1,083
   Loss on disposition . . . . . . . . . . . . .            (332)               -             (332)               -
                                                  ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS). . . . . . . . . . . . . . . .           2,043             (863)            (163)            (779)

DIVIDENDS AND ACCRETION ON 8% SERIES A
CONVERTIBLE PREFERRED STOCK. . . . . . . . . . .             (46)             (54)             (92)            (103)
                                                  ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS . . . . . . . . . . . . . . . . . .  $        1,997   $         (917)  $         (255)  $         (882)
                                                  ===============  ===============  ===============  ===============
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations. . .  $         0.24   $        (0.14)  $         0.12   $         0.19
   Income (loss) from discontinued operations. .           (0.04)            0.05            (0.15)            0.10
                                                  ---------------  ---------------  ---------------  ---------------
      Net income (loss). . . . . . . . . . . . .  $         0.20   $        (0.09)  $        (0.03)  $        (0.09)
                                                  ===============  ===============  ===============  ===============

BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . . .      10,201,228       10,331,873       10,350,797       10,330,502
                                                  ===============  ===============  ===============  ===============
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations. . .  $         0.20   $        (0.14)  $         0.11   $        (0.19)
   Income (loss) from discontinued operations. .           (0.03)            0.05            (0.13)            0.10
                                                  ---------------  ---------------  ---------------  ---------------
      Net income (loss). . . . . . . . . . . . .  $         0.17   $        (0.09)  $        (0.02)  $        (0.09)
                                                  ===============  ===============  ===============  ===============
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . . .      11,883,004       10,331,873       12,032,573       10,330,502
                                                  ===============  ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                               2000      1999
                                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (163)  $  (779)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES OF CONTINUING OPERATIONS
   (Income) loss from discontinued operations . . . . . . . . . . . . . . .    1,175    (1,083)
   Loss on disposition of discontinued operations . . . . . . . . . . . . .      332         -
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .      504       969
   Impairment of property and equipment and intangible assets . . . . . . .    2,570         -
   Impairment of investment . . . . . . . . . . . . . . . . . . . . . . . .      676         -
   Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . .      285       233
   Gain on sale of property and equipment . . . . . . . . . . . . . . . . .     (214)       (5)
   Gain on Debt Restructuring Plan, net of plan expenses. . . . . . . . . .   (6,766)        -
   Noncash interest and dividends . . . . . . . . . . . . . . . . . . . . .     (315)        -
   Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      185      (286)
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .      (66)     (381)
     Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .     (126)      132
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       62       527
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     (553)     (990)
     Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . .      (15)        -
     Deferred income                                                               -        (4)
                                                                             --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS . .   (2,429)   (1,667)
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . .        -       162
                                                                             --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . . . . .   (2,429)   (1,505)
                                                                             --------  --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of Actel preferred stock. . . . . . . . . . . . . . .    4,948         -
   Purchases of property and equipment. . . . . . . . . . . . . . . . . . .       (7)     (271)
   Proceeds from sale of property and equipment . . . . . . . . . . . . . .      233        13
   Payments for site contracts. . . . . . . . . . . . . . . . . . . . . . .        -       (13)
   Cash paid for investments. . . . . . . . . . . . . . . . . . . . . . . .       (8)   (4,285)
   Cash paid for note receivable. . . . . . . . . . . . . . . . . . . . . .        -    (1,000)
   Cash advanced to joint venture . . . . . . . . . . . . . . . . . . . . .        -       (25)
                                                                             --------  --------
      NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . .    5,166    (5,581)
                                                                             --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations, primarily to a related party. . .     (323)     (144)
   Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . .      556     7,369
   Borrowings on long-term debt, others . . . . . . . . . . . . . . . . . .        -       143
   Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . .   (2,128)     (898)
   Payments on long-term debt with related parties. . . . . . . . . . . . .     (275)     (530)
   Payments on long-term debt, others . . . . . . . . . . . . . . . . . . .      (30)     (230)
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .        -        18
   Payments on offering costs and origination fees. . . . . . . . . . . . .        -      (160)
                                                                             --------  --------
      NET CASH FLOW FROM FINANCING ACTIVITIES . . . . . . . . . . . . . . .   (2,200)    5,568
                                                                             --------  --------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . .      537    (1,518)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .       76     1,722
                                                                             --------  --------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   613   $   204
                                                                             ========  ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for interest, principally to a related party  $     -   $   364
   Cash paid during the period for income taxes . . . . . . . . . . . . . .      850        29

SUPPLEMENTAL  DISCLOSURES  OF  OPERATING,  INVESTING  AND  FINANCING ACTIVITIES:

The Company recorded an increase to the carrying value of the 8% Convertible preferred stock and a charge to accumulated deficit of $14,000 representing the current period accretion to its convertible price.

During the period, 18,941 common stock warrants were exercised by individuals to common stock increasing common stock by $34,000 in a cashless exercise.

The Company issued stock dividends of $76,000 representing 131,391 shares of common stock recorded as an increase to common stock and a decrease in accrued dividends.

The Company recorded a $94,000 charge representing treasury stock received in the cashless sale of the Incomex subsidiary, representing 250,000 shares.

During the period the Company issued 5,199,121 common stock warrants and recorded a $471,000 increase to common stock warrants and deferred financing costs.

The Company converted 729,910 shares of Actel Preferred Stock investment in a noncash transaction reducing the cost basis of the investment by $729,910.

The net assets of the Company decreased by $1,648,000 related to the sale of the Incomex subsidiary in a noncash transaction.

The Company sold two buildings resulting in the offsetting of assets and liabilities including a reduction of the $500,000 note receivable from Actel, decreases in the principal balance of two notes payable of $1,002,000, decreasing accounts payable by $860,000, decreasing accumulated depreciation by $251,000, decreasing other assets by $91,000, decreasing the cost basis of land and fixed assets by $1,446,000, and a decrease in other receivables of $37,000 resulting in a gain of $214,000 net of selling expenses.

The Company recorded $315,000 of interest and dividend income from AcNet and Actel, respectively, during the period that was not paid in cash.

The Company recorded impairments of property and equipment and intangible assets including a $2,113,000 impairment of goodwill related to PIC/ATN, and $457,000 of other asset impairments.

The Company recorded noncash interest expense of $285,000 in connection with the Debt Restructuring Plan related to the subordinated debt with Berthel.

The Company recorded a gain of $6,766,000 related to the Debt Restructuring Plan, resulting in noncash adjustments to various accounts. Approximately $4,600,000 of new notes payable were issued in connection with the transaction in exchange for the cancellation of approximately $9,200,000 of outstanding indebtedness.

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The accompanying statements of operations have been reclassified from the disposition of the Incomex subsidiary (see Note 7) so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. The consolidated balance sheet information as of December 31, 1999 was derived from the Company's audited financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) as filed with the Securities and Exchange Commission on March 30, 2000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $36.9 million, and current liabilities exceed current assets by $13.9 million at June 30, 2000. The Company also is past due in the payment of approximately $10.1 million of indebtedness as of June 30, 2000. The Company's past due debt includes approximately $7.5 million of notes payable to insiders which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The holders obtained the funds to loan to the Company by borrowing from such bank. The Company has been informed that this bank is in serious financial difficulty and is currently being liquidated by the Federal Deposit Insurance Corporation ("FDIC"). If the FDIC seeks to enforce its rights under the pledged notes or if the FDIC transfers the pledged notes to a transferee that may seek to enforce the notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. See also the other matters discussed under Note 2, Note 3, Note 7 and "Forward-Looking Statements" and Part II, Item 5 in this report.

REVENUE  RECOGNITION

Beginning in February 2000 when PIC/ATN entered into new billing service nonrecourse funding agreements with two independent billing and collection firms, the Company began accounting for revenue on a net revenue basis as the calls are placed. Prior to February 2000, revenues were derived from processing long-distance telephone calls reflecting gross charges for these calls which were recognized as revenues by the Company as the calls were placed. At the same time, amounts were recorded as cost of services for long-distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid based on the Company's prior experience for these items.

RECLASSIFICATIONS

Certain amounts in the 2000 unaudited interim consolidated financial statements and certain amounts in the 1999 audited consolidated financial statements have been reclassified to conform to the current year's presentation.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the accounts of Priority International Communications, Inc. and ATN Communications, Incorporated ("PIC/ATN"), its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS

The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is developing a revised operating plan to stabilize the PIC/ATN business, PIC/ATN continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of certain PIC/ATN assets. Accordingly, in the second quarter of 2000, the Company recorded an impairment write-down of goodwill related to PIC/ATN of approximately $2.1 million and a write-down of other assets, primarily telecommunications equipment, of $457,000. All impairments were determined based on the estimated fair value of such assets.

2.   LETTER  OF  INTENT  TO  MERGE
     -----------------------------

In February 2000, the Company entered into a nonbinding letter of intent to merge with Floragraph LLC, which owns Flower.com, an online floral website. Under the terms of the letter of intent, the parties were to negotiate in good faith to complete a definitive agreement prior to March 31, 2000 with closing as soon as practicable, and in any event, prior June 30, 2000. As of June 30, 2000, the Company and Floragraph have not negotiated an extension to the letter of intent and the Company expects to seek other strategic alternatives (see
Part  II,  Item  5).

3.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
    ------------------------------------

As of June 30, 2000, the Company was past due in the payment of $10.1 million of principal and interest payments on notes payable and long-term debt.

During the second quarter of 2000, the Company undertook a plan (the "Debt Restructuring Plan") designed to restructure a significant portion of the Company's principal amount of debt and accrued interest under the Company's past due debt. In connection with the Debt Restructuring Plan, the Company recorded a pre-tax gain of $6.8 million as a result of the sale of shares of Actel's Series A Convertible Preferred Stock for cash and the extinguishment of debt as discussed below.

The Debt Restructuring Plan consisted of (i) a private offering (the "Actel Share Offering") by the Company of shares of Series A Convertible Preferred Stock (the "Actel Shares") of Actel Integrated Communications, Inc. ("Actel") for cash, and (ii) a private offering (the "Unit Offering") by the Company to certain holders of outstanding indebtedness of the Company of units consisting of Actel Shares and convertible notes of the Company (the "Convertible Notes").

During the second quarter of 2000, the Company sold 788,950 Actel Shares for gross proceeds of $4.9 million in the Actel Share Offering. Proceeds were partially used to (i) reduce a total of $2.2 million of the amounts owed to MCC Investment Company, LLC ("MCCIC"), an affiliate of Berthel Fisher & Company, Inc. and another significant shareholder of the Company, under the Company's bridge loan originally obtained from New Valley Corporation (the "New Valley Loan") and the Company's Revolving Promissory Note from MCCIC, (ii) reduce $1.0 million of past due notes and lease payables to Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel"),
(iii) pay placement fees and other offering expenses of $444,000, and (iv) pay $479,000 to certain note holders upon conversion in the Unit Offering in partial payment of amounts owed to such note holders. The remaining proceeds were used for general working capital.

During the second quarter of 2000, the Company transferred 729,910 Actel Shares and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May of 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

As part of the Debt Restructuring Plan, the Company issued three promissory notes on June 22, 2000 to Berthel for an aggregate principal amount of $209,428. The notes accrue interest at the rate of 12% annually with principal and accrued interest due on June 21, 2001. In addition, the term of the Revolving Promissory Note with MCCIC was amended on June 22, 2000 to a period of one year with payment of principal and all accrued interest due on June 21, 2001. As of June 30, 2000, the Company had $453,000 outstanding under loans from MCCIC.

The Company sold its buildings in Cedar Rapids, Iowa and Mobile, Alabama during the second quarter resulting in payment of outstanding indebtedness of $1.0 million and a pre-tax gain of $214,000. The Company sold 100% of the stock of Incomex, Inc. ("Incomex") to three of the former shareholders of Incomex with an effective closing date of June 30, 2000. Included in this transaction was the cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $686,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex in connection with an earn out adjustment for the Company's acquisition of Incomex and the transfer to the Company by the purchasers of 250,000 shares of the Company's common stock (see Note 7).

4.  INCOME  TAXES
    -------------

The Company's (provision) benefit for income taxes consisted of the following for the six months ended June 30, 2000 and 1999 (amounts expressed in thousands):


               2000   1999
              ------  -----
Current:
     Federal  $   -   $ 550
     State .     (4)     97

The 1999 tax benefits primarily resulted from the tax provision recorded for the income from the discontinued Incomex subsidiary.

At June 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20 million to use to offset future taxable income. These net operating losses will expire, if unused, from December 31, 2008 through 2019.



5.  INVESTMENTS
    -----------

During 1998, the Company reached an agreement to invest in Actel Integrated Communications, Inc. ("Actel"). As of June 30, 2000 the Company had invested
$3,000,000, incurred investment related costs of $29,829 and recorded accrued dividends of $385,349, as discussed below. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in Actel to $3,000,000. During the third quarter of 1999, the $3,000,000 investment was converted into 3,000,000 shares of Actel's Series A Convertible Preferred Stock as allowed by the Investment Agreement. Each share of Series A Convertible Preferred Stock accrues a cumulative 10% dividend per annum through March 10, 2002 and may be converted to 1.46 shares of Actel's common stock at any time on or before March 10, 2002 at the option of the Company, subject to certain restrictions. In addition, the Company loaned $1,000,000 to Actel under the terms of a promissory note dated June 23, 1999. As of June 30, 2000, the note had been repaid.

During the second quarter of 2000, the Company undertook a Debt Restructuring Plan which resulted in the Company transferring 1,518,860 shares of Actel Series A Convertible Preferred Stock in private placements (see Note 3). Following these transactions, the Company holds 1,481,140 shares of Actel Series A Convertible Preferred Stock at June 30, 2000 which is convertible into 2,158,233 shares of Actel's common stock, subject to certain limitations.

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

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. of Mexico ("AcNet Mexico"). The initial agreement was revised in June 1999, whereby the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. The option with ITC expires August 31, 2001 and the option with AcNet USA expired on December 31, 1999. As of December 31, 1999, the Company had invested $4,703,000 (consisting of approximately $3,692,000 of advances, $438,000 of interest and $573,000 of costs incurred either related to the acquisition or paid on behalf of the AcNet entities).

In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3,703,000 in 1999 and $489,000 in the second quarter of 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances. At June 30, 2000, the remaining receivable is $500,000.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

6.  BUSINESS  SEGMENT  INFORMATION
    ------------------------------

The Company's reportable segments are structured into a decentralized organizational structure resulting in two stand-alone business units. While both business units are engaged in the business of providing telecommunications services to hospitality and payphone businesses, they are managed separately largely due to a series of acquisitions the Company completed in 1997 and 1998.

The Company's two reportable segments are PIC/ATN and Murdock Technology Services ("MTS"). The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services include, but are not limited to, credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of MCC TelemanagerTM by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to Telemanager.net. The MCC TelemanagerTM was the primary service provided by the MTS business unit. Telemanager.net is owned by former executives of the Company. Currently the rental agreement with Telemanager.net is on a month-to-month basis.

The accounting policies of the reportable segments are the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations. Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the three months ended June 30, 2000 and 1999 (amounts expressed in thousands). The "Other" column includes corporate related items, residual activity on remaining assets of the MTS division and intercompany eliminations.


                                        PIC/ATN    OTHER     TOTAL
2000
Revenues. . . . . . . . . . . . . . .  $  1,959   $    51   $ 2,010
Loss from operations. . . . . . . . .    (2,667)   (1,312)   (3,979)
Total assets. . . . . . . . . . . . .     2,692     3,859     6,551
Depreciation and amortization expense       247        16       263
Capital expenditures. . . . . . . . .         -         -         -

1999
Revenues. . . . . . . . . . . . . . .     4,968     1,281     6,249
Loss from operations. . . . . . . . .       (19)     (879)     (898)
Total assets. . . . . . . . . . . . .     3,833    20,315    24,148
Depreciation and amortization expense       117       498       615
Capital expenditures. . . . . . . . .       145        46       191

The  Company  operates  in  the  United  States.

Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the six months ended June 30, 2000 and 1999 (amounts expressed in thousands). The "Other" column includes corporate related items, residual activity on remaining assets of the MTS division and intercompany eliminations.

                                        PIC/ATN    OTHER     TOTAL
2000
Revenues. . . . . . . . . . . . . . .  $  4,231   $   216   $ 4,447
Loss from operations. . . . . . . . .    (2,399)   (1,791)   (4,190)
Total assets. . . . . . . . . . . . .     2,692     3,859     6,551
Depreciation and amortization expense       439        69       508
Capital expenditures. . . . . . . . .         -         7         7

1999
Revenues. . . . . . . . . . . . . . .  $ 11,570   $ 2,526   $14,096
Income (loss) from operations . . . .     1,006    (2,099)   (1,093)
Total assets. . . . . . . . . . . . .     3,833    20,315    24,148
Depreciation and amortization expense       233       959     1,192
Capital expenditures. . . . . . . . .       161       110       271

7.     DISCONTINUED  OPERATIONS
       ------------------------

Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex for (a) the transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The accompanying statements of operations have been reclassified so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary  operating  results  of  the  discontinued  operations  are  as follows:

                                          THREE           THREE             SIX             SIX
                                      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                      JUNE 30, 2000   JUNE 30, 1999    JUNE 30, 2000   JUNE 30, 1999
                                     ---------------  --------------  ---------------  --------------
Revenues. . . . . . . . . . . . . .  $        1,121   $        2,750  $        2,987   $        5,690
Operating expenses. . . . . . . . .           1,182            1,937           4,162            3,885
Taxes . . . . . . . . . . . . . . .               -              325               -              722
                                     ---------------  --------------  ---------------  --------------
Income (loss) from discontinued
  operations. . . . . . . . . . . .  $          (61)  $          488  $       (1,175)  $        1,083
                                     ===============  ==============  ===============  ==============


A  summary  of  the  net  assets  of the discontinued operations are as follows:

                                                               DECEMBER 31,
                                                                   1999
                                                               -------------
Assets:
    Accounts receivable, less allowance for doubtful accounts  $          90
    Prepaid expense and other current assets. . . . . . . . .             61
                                                               -------------
Total current assets. . . . . . . . . . . . . . . . . . . . .            151
                                                               -------------
    Property and equipment, net . . . . . . . . . . . . . . .             61
    Goodwill, net of accumulated amortization . . . . . . . .          1,252
    Prepaid commissions . . . . . . . . . . . . . . . . . . .          1,633
                                                               -------------
Total noncurrent assets . . . . . . . . . . . . . . . . . . .          2,946
                                                               -------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $       3,097
                                                               -------------

Liabilities:
    Outstanding checks in excess of bank balance. . . . . . .  $          18
    Notes payable . . . . . . . . . . . . . . . . . . . . . .            735
    Accounts payable. . . . . . . . . . . . . . . . . . . . .            252
    Accrued interest. . . . . . . . . . . . . . . . . . . . .            116
    Other accrued expenses. . . . . . . . . . . . . . . . . .             78
    Current portion of long-term debt, others . . . . . . . .             83
                                                               -------------
Total current liabilities . . . . . . . . . . . . . . . . . .          1,282
                                                               -------------
    Long-term debt, others, less current portion. . . . . . .            167
                                                               -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . .          1,449
                                                               -------------
Net Assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,648
                                                               =============


8.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of June 30, 2000, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the Creditors Committee.

Subsequent to year-end, the Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies only total $770,000. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be that the Company's defenses are valid or that the Company will not be liable for part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the financial statements with respect to this matter.

On April 26, 2000, Priority International Communications, Inc., a wholly owned subsidiary of the Company ("PIC"), filed an action in state court in Travis County, Texas, against OAN Services, Inc. ("OAN") and Billing Concepts, Inc. ("BCI"), claiming breach of contract and tortious interference by OAN in connection with a billing and related services agreement, dated September 1, 1999 between PIC and OAN, and an Account Purchase Agreement, dated November 18, 1999 between PIC and OAN. PIC has also alleged that BCI's conduct in transmitting notice to OAN claiming rights in call records delivered to OAN by PIC/ATN was inaccurate and misleading, thus constituting tortious interference by BCI. PIC seeks a declaration from the court that it is entitled to proceeds being held by OAN in the amount of between $650,000 and $850,000 free and clear of any claims of BCI and OAN as well as other damages. On June 5, 2000, OAN and BCI each filed an answer in response to PIC's claims and made certain other pre-trial motions. On July 5, 2000, BCI filed a counterclaim against PIC and ATN alleging breach of contract and certain related claims and seeking damages in an unspecified amount. The Company intends to vigorously defend against BCI's claim, although no assurances can be given as to the outcome of this matter.

9.     BAD  DEBT  EXPENSE  AND  UNIVERSAL  SERVICE  FUND  FEES
       -------------------------------------------------------

In December 1999, ATN Communication, Inc., a wholly owned subsidiary of the Company ("ATN"), received notice from the Universal Service Administration
Company ("USAC") that Universal Service Fund ("USF") fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenues. This was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its billing and collection firm. The billing and collection firm's position was that they had collected the USF fees and remitted them to ATN. As ATN is legally responsible for USF fees, in December of 1999, it recorded a liability of $1.7 million. In April 2000, the management of ATN determined that beginning in 1998 ATN had been paid USF fees by its former billing and collection firm. As of June 30, 2000, management believe a total of $1.1 million of such fees have been remitted to ATN. The Company is continuing to investigate this matter with the billing and collection firm.

10.     COMMON  STOCK  WARRANTS
        -----------------------

The Company issued 880,000 common stock warrants in conjunction with the Company's initial public offering during 1996. During 1999 the expiration date of these warrants was extended from October 21, 1999 to April 21, 2000. The 880,000 warrants are exercisable to purchase 1,819,918 shares of common stock at an exercise price of $3.14 per share. On April 17, 2000 the Company amended the terms of these warrants again to extend the expiration date to October 21, 2000. During the extension period the Company will not be obligated to make any further adjustments to the exercise price of the warrants or the number of shares for which the warrants may be exercised.

Effective May 29, 2000, the Company issued warrants to purchase an aggregate of 5,199,121 shares of the Company's common stock at an average exercise price of $1.99 per share to MCCIC in connection with the Company's borrowings under the Revolving Promissory Note and the New Valley Loan. Deferred financing costs of $472,000 were recorded for the fair values of the warrants issued and are being amortized over the remaining life of the related debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto included elsewhere within this report.


RESULTS  OF  OPERATIONS
-----------------------
COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2000  AND  1999
----------------------------------------------------------------

REVENUES  -  Consolidated  revenues  declined  $4.2  million,  or 67.8%, to $2.0
--------
million for the three months ended June 30, 2000 from $6.2 million for the three months ended June 30, 1999. Revenues from PIC/ATN declined $2.8 million to $1.9 million for the three months ended June 30, 2000 from $4.7 million for the three months ended June 30, 1999 primarily due to the loss of a principal customer as discussed below.

During 1999, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 39% of total revenues of the Company. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Revenues from this customer declined approximately $2.2 million for the three months ended June 30,2000. Accordingly, this relationship is expected to produce significantly lower revenues for the Company.

Revenues from MTS declined $1.2 million to $51,000 for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system, the division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

COST  OF  SALES - Consolidated cost of sales declined $3.1 million, or 62.4%, to
---------------
$1.9 million for the three months ended June 30, 2000 from $5.0 million for three months ended June 30, 1999. Consolidated cost of sales, as a percentage of revenues, was 92.4% for the three months ended June 30, 2000 compared to 79.2% for the three months ended June 30, 1999. The decline in consolidated cost of sales is primarily attributable to the loss of a principal PIC/ATN customer and the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above). The increase in cost of sales, as a percentage of revenues, is primarily due to costs associated with the shutdown of remaining operations from the MTS division.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $453,000, or 28.6%, to $1.1 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 56.3% for the three months ended June 30, 2000 compared to 25.4% for the three months ended June 30, 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $352,000, or 57.2%, to $263,000 for the three months ended June 30, 2000 from $615,000 for the three months ended June 30, 1999. The decline is due to impairments recorded in the fourth quarter of 1999. This decline is expected to continue due to the impairments recorded in the second quarter of 2000 (see discussion below).

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS  - The Company
-----------------------------------------------------------------
periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is developing a revised operating plan to stabilize the PIC/ATN business, PIC/ATN continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of PIC/ATN assets. Accordingly, in the second quarter of 2000, the Company recorded an impairment write-down of goodwill related to PIC/ATN of approximately $2.1 million and a write-down of other assets, primarily telecommunications equipment, of $457,000. All impairments were determined based on the estimated fair value of such assets.

ACNET  BAD DEBT AND ACQUISITION EXPENSE - As of June 30, 2000, the Company had a
---------------------------------------
gross investment of $4.7 million related to its proposed acquisition of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3.7 million in the fourth quarter of 1999 and $489,000 in the second quarter of 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action in April 2000 against the AcNet entities to collect its advances.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, decreased $143,000, or 19.2 %, to $603,000 for the three months ended June 30, 2000, from $746,000 for the three months ended June 30, 1999. As a result of the Debt Restructuring Plan completed in the second quarter (see Note 3 to Notes to Financial Statements), interest expense declined in the second quarter compared with the prior year and is expected to decline in future periods.

OTHER  INCOME - Consolidated other income increased $7.0 million to $7.0 million
-------------
for the three months ended June 30, 2000 from $6,000 for the three months ended June 30, 1999. The increase was primarily due to a pre-tax gain of $6.8 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 3 to Notes to Financial Statements), a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama and $66,000 recorded as other income for dividends accrued on the Company's investment in Actel.

INCOME  FROM  OPERATIONS  OF  DISCONTINUED  OPERATIONS  OF  INCOMEX SUBSIDIARY -
------------------------------------------------------------------------------
Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The accompanying statements of operations have been reclassified so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations." The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

LOSS  ON  DISPOSITION  - As a result of the sale of Incomex described above, the
---------------------
Company recorded a loss on disposition of $332,000 for the six months ended June 30, 2000.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2000  AND  1999
--------------------------------------------------------------

REVENUES  -  Consolidated  revenues  declined  $9.7  million,  or 68.8%, to $4.4
--------
million for the six months ended June 30, 2000 from $14.1 million for the six months ended June 30, 1999. Revenues from PIC/ATN declined $7.1 million to $4.2 million for the six months ended June 30, 2000 from $11.3 million for the six months ended June 30, 1999 primarily due to the loss of two principal customers as discussed below.

During 1998, PIC/ATN's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. In the first quarter of 1999, the Company modified its relationship with the customer whereby, calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the year ended December 31, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the six months ended June 30, 1999 was $3.6 million and for the year ended December 31, 1999 were $5.3 million. Effective June 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company.

During 1999, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 39% of total revenues of the Company. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Revenues from this customer declined approximately $4.2 million for the six months ended June 30, 2000. Accordingly, this relationship is expected to produce significantly lower revenues for the Company.

Revenues from MTS declined $2.3 million to $0.2 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system, the division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

COST  OF  SALES - Consolidated cost of sales declined $7.5 million, or 68.2%, to
---------------
$3.5 million for the six months ended June 30, 2000 from $11.0 million for six months ended June 30, 1999. Consolidated cost of sales, as a percentage of revenues, was 78.5% for the six months ended June 30, 2000 compared to 78.0% for the six months ended June 30, 1999. The decline in consolidated cost of sales is primarily attributable to the loss of two principal PIC/ATN customers and the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above).

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $1.1 million, or 36.8%, to $1.9 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 42.8% for the six months ended June 30, 2000 compared to 21.4% for the six months June 30, 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $684,000, or 57.3%, to $508,000 for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. The decline is due to impairments recorded in the fourth quarter of 1999. This decline is expected to continue due to the impairments recorded in the second quarter of 2000 (see discussion below).

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS  - The Company
-----------------------------------------------------------------
periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is developing a revised operating plan to stabilize the PIC/ATN business, PIC/ATN continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of PIC/ATN assets. Accordingly, in the second quarter of 2000, the Company recorded an impairment write-down of goodwill related to PIC/ATN of approximately $2.1 million and a write-down of other assets, primarily telecommunications equipment, of $457,000. All impairments were determined based on the estimated fair value of such assets.

ACNET  BAD DEBT AND ACQUISITION EXPENSE - As of June 30, 2000, the Company had a
---------------------------------------
gross investment of $4.7 million related to its proposed acquisition of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3.7 million in 1999 and $489,000 in the second quarter of 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, increased $200,000, or 13.9%, to $1.6 million for the six months ended June 30, 2000, from $1.4 million for the six months ended June 30, 1999. The increase was primarily due to warrants issued to an affiliate of Berthel for loans or advances made to the Company, or on the Company's behalf, dating to January 2000 (see discussion below in Liquidity and Capital Resources), an increase in interest rates on past due debt, and higher levels of debt in the current period primarily related to investments in Actel and the AcNet entities and the Company's lower operating profit. As a result of the Debt Restructuring Plan completed in the second quarter (see Note 3 to Notes to Financial Statements), interest expense declined in the second quarter compared with the prior year and is expected to decline in future periods.

OTHER  INCOME - Consolidated other income increased $7.2 million to $7.2 million
-------------
for the six months ended June 30, 2000 from $7,000 for the six months ended June 30, 1999. The increase was primarily due to a pre-tax gain of $6.8 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 3 to Notes to Financial Statements), a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama and $141,000 recorded as other income for dividends accrued on the Company's investment in Actel.

INCOME  FROM  OPERATIONS  OF  DISCONTINUED  OPERATIONS  OF  INCOMEX SUBSIDIARY -
------------------------------------------------------------------------------
Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The accompanying statements of operations have been reclassified so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

LOSS  ON  DISPOSITION  - As a result of the sale of Incomex described above, the
---------------------
Company  recorded  a  loss  on  disposition  of  $332,000.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company completed several financial transactions in the second quarter of 2000 which resulted in significant improvement in the Company's financial condition. These transactions included the following: 1) the sale of 100% of the stock of Incomex to three of the former shareholders of Incomex. The terms of the purchase agreement included (a) the transfer to the Company by the purchasers of 250,000 shares of the Company's no par value common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919 originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers; 2) the sale of buildings in Cedar Rapids, Iowa and Mobile, Alabama and resulting payment on the related mortgage financing; and 3) the Debt Restructuring Plan in which the Company a) sold 788,950 shares of the Actel Series A Convertible Preferred Stock in a private placement for approximately $4.9 million and b) transferred 729,910 shares of Actel's Series A Convertible Preferred Stock and issued convertible notes of the Company (the "Convertible Notes") in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May of 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

As part of the Debt Restructuring Plan, the Company issued three promissory notes on June 22, 2000 to Berthel for an aggregate amount of $209,428. The notes are due June 21, 2001 and accrue interest at the rate of 12% annually. In addition, the term of the Revolving Promissory Note with MCCIC was amended on June 22, 2000 to a period of one year with payment of principal and all accrued interest due June 21, 2001.

Proceeds from the sale of the Actel shares were used to reduce amounts owed to MCCIC under the New Valley Loan and the Revolving Promissory Note of $2.2 million, reduce past due note and lease payables to Berthel of $1.0 million, pay placement fees and other offering expenses of $444,000 and pay $479,000 to certain noteholders upon conversion in the unit offering a partial payment of amounts owed to such noteholders. The remaining proceeds of $779,000 will be used for working capital purposes.

At June 30, 2000, the Company's current liabilities of $15.4 million exceeded current assets of $1.6 million resulting in a working capital deficit of $13.8 million. During the six months ended June 30, 2000, the Company used $2.4 million in cash for operating activities, and received $5.2 million in investing activities. The Company received proceeds from new debt financing of $556,000 and made payments on debt of $2.8 million, for net cash flows from financing activities of $(2.2) million. These activities resulted in an increase in available cash of $537,000 for the six months ended June 30, 2000.

The Company's debt and capital lease obligations as of June 30, 2000, including the current portion thereof, totaled $14.8 million compared to $21.2 million at December 31, 1999. The Company's current debt and lease obligations as of June 30, 2000 totaled $10.2 million compared to $16.2 million at December 31, 1999.

Although in January 2000 ATN terminated the service that provided for the call traffic associated with the billing and collection issue for its largest customer, no assurance can be given that ATN will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition. ATN's cash flows in 2000 may also be adversely affected by the lien placed by ATN's former billing and collection firm on collections from calls processed by a subsequent billing and collection firm. The Company has also recorded a $1.7 million liability for USF fees from 1997 through 1999, and has received payment demand for the first $810,000 of these fees with a deadline which expired on March 16, 2000. As of June 30, 2000, ATN has received invoices for USF fees of $1.5 million.

As of June 30, 2000, the Company was past due in the payment of approximately $10.1 million of lease and debt financing. The Company was also past due with its trade vendors in the payment of approximately $775,000 as of June 30, 2000.

During the first quarter of 2000, the Company borrowed a total of $406,000 from MCCIC under the Revolving Promissory Note. The borrowings were originally due on demand and bear interest at 12%. On April 6, 2000, the entire interest of the New Valley Loan was purchased by MCCIC. The Company owes MCCIC $453,000 at June 30, 2000.

In February 2000, the Company entered into a billing services advance funding agreement with two independent billing and collection firms (the "Billing and Collection Companies"). These agreements allow for the Company to sell certain call records for processing, billing and collection at an advance funding rate of 70% of the gross billable call value. These amounts are remitted to the Company approximately nine days after submission. The Company will then receive an additional 5% or 8% of the gross billable call value six months after submission. Under the agreements, if the Billing and Collection Companies experience charges for bad debt, customer service credits and other fees in excess of a stated amount, these additional amounts may be withheld from the 5% or 8% amounts. In consideration for the agreement, one of the Billing and Collection Companies loaned the Company $150,000, which has been repaid as of June 30, 2000.

The Company's existing capital and anticipated funds from operations will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for 2000. The Company estimates that it will need at least $12.1 million for the last six months of 2000 to fund working capital requirements and repay indebtedness that is either past due or will become due in 2000, including accrued interest, past due amounts with trade vendors and USF fees payable. In addition to cash flows from operations, if any, the Company believes that the possible sources to fund its cash requirements include raising debt or equity financings, extending or converting existing debt and/or the sale of significant parts of the Company's assets. The Company continues to engage in discussions with creditors to restructure indebtedness and with potential investors regarding proposed debt or equity financings. In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under the Placement Agreement including underwriting and placement fees. The Company paid to Berthel placement and offering expenses of $444,0000 during the six month period ended June 30, 2000. No assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

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

- the Company's ability to collect amounts advanced to AcNet entities through the Company's pending lawsuit or to negotiate an arrangement regarding its investment in the AcNet entities;

- the possibility of additional impairment write-downs of assets, including, without limitation, of goodwill relating to the PIC/ATN;

-     the  Company's  ability  to  stabilize  the  operations  of  PIC/ATN;

-     the  Company's  ability  to  respond  to  competition  in  its  markets;

-     the  outcome  of  pending  litigation;

- changes in, or failure to comply with, governmental regulations, including telecommunications regulations;

- the effect of the alleged liability of ATN for USF fees and the ultimate amount of such liability;

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLUSURES  ABOUT  MARKET  RISK.

The Company did not hold any significant market risk sensitive instruments during the period covered by this report.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

On April 26, 2000, Priority International Communications, Inc., a wholly owned subsidiary of the Company ("PIC"), filed an action in state court in Travis County, Texas, against OAN Services, Inc. ("OAN") and Billing Concepts, Inc. ("BCI"), claiming breach of contract and tortious interference by OAN in connection with a billing and related services agreement, dated September 1, 1999 between PIC and OAN, and an Account Purchase Agreement, dated November 18, 1999 between PIC and OAN. PIC has also alleged that BCI's conduct in transmitting notice to OAN claiming rights in call records delivered to OAN by PIC/ATN was inaccurate and misleading, thus constituting tortious interference by BCI. PIC seeks a declaration from the court that it is entitled to proceeds being held by OAN in the amount of between $650,000 and $850,000 free and clear of any claims of BCI and OAN as well as other damages. On June 5, 2000, OAN and BCI each filed an answer in response to PIC's claims and made certain other pre-trial motions. On July 5, 2000, BCI filed a counterclaim against PIC and ATN alleging breach of contract and certain related claims and seeking damages in an unspecified amount. The Company intends to vigorously defend against BCI's claim, although no assurances can be given as to the outcome of this matter.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

Effective May 29, 2000, the Company issued warrants to purchase an aggregate of 909,224 shares of the Company's common stock to MCCIC in connection with the Company's borrowings under the Revolving Promissory Note. The Company issued
(i) warrants to purchase 88,420 shares of common stock at an exercise price of $2.4375 per share with an expiration date of December 20, 2004; (ii) warrants to purchase 72,000 shares of common stock at an exercise price of $2.0937 per share with an expiration date of January 20, 2005; (iii) warrants to purchase 40,000 shares of common stock at an exercise price of $2.1875 per share with an expiration date of February 1, 2005; (iv) warrants to purchase 200,000 shares of common stock at an exercise price of $2.25 per share with an expiration date of February 10, 2005; (v) warrants to purchase 200,000 shares of common stock at an exercise price of $2.25 per share with an expiration date of February 18, 2005;
(vi) warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share with an expiration date of March 3, 2005; (vii) warrants to purchase 200,000 shares of common stock at an exercise price of $1.25 per share with an expiration date of March 30, 2005; and (viii) warrants to purchase 8,804 shares of common stock at an exercise price of $1.3125 per share with an expiration date of April 5, 2005. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

Effective May 29, 2000, the Company also issued warrants to purchase an aggregate of 4,289,897 shares of the Company's common stock to MCCIC in connection with the MCCIC participation in the New Valley Loan. The Company issued (i) warrants to purchase 2,119,363 shares of common stock at an exercise price of $2.4375 per share with an expiration date of December 20, 2004; (ii) warrants to purchase 427,600 shares of common stock at an exercise price of $2.0937 per share with an expiration date of January 20, 2005; (iii) warrants to purchase 431,467 shares of common stock at an exercise price of $2.25 per share with an expiration date of February 18, 2005; (iv) warrants to purchase 435,467 shares of common stock at an exercise price of $0.9375 per share with an expiration date of March 17, 2005; and (v) warrants to purchase 876,000 shares of common stock at an exercise price of $1.3125 per share with an expiration date of April 6, 2005. The warrants were issued in a private placement exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act.

Item  3.  Defaults  Upon  Senior  Securities

As of June 30, 2000, the Company was past due in payment of approximately $10.1 million of lease and debt financing. The Company was also past due with its trade vendors in the payment of approximately $775,000 as of June 30, 2000. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     The annual meeting of stockholders of the Company was held on May 23, 2000.

     The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:  Election  of  directors

                           For     Withheld
                        ---------  --------
(a)  Guy O. Murdock. .  7,853,346   121,127
(b)  Eugene Davis. . .  7,902,455    72,018
(c)  David Kirkpatrick  7,901,455    73,018
(d)  Wayne Wright. . .  7,910,455    64,018

Proposal 2: Ratification of appointment of Deloitte & Touche LLP as auditors of the Company

For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
7,944,945   17,458   12,070                 0

Item  5.  Other  Information

The Company completed several financial transactions in the second quarter of 2000 which resulted in significant improvement in the Company's financial condition. The Company's strategic direction is to continue to negotiate with its creditors to restructure indebtedness, sell assets of the Company as necessary and operate as a holding company with the Company's principal assets being the PIC business segment and the investment in Actel. If the Company is successful in completing further improvements to its financial condition, the Company may seek other strategic alternatives.

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

     3.4     Amended  and  Restated  By-Laws  of  the  Company  (3)

     10.1 Stockholders Agreement, dated as of April __, 2000, among Actel Integrated Communications, Inc., the Company and the other shareholders of Actel Integrated Communications, Inc.

     10.2 First Amendment to Stockholders Agreement and Consent to Permitted Transferees by Series E Holders, dated as of June 13, 2000, among Actel Integrated Communications, Inc., the Company and the other shareholders of Actel Integrated Communications, Inc.

     10.3    Placement  Agreement,  dated  as  of  January __, 2000, between the
             Company  and  Berthel  Fisher  &  Company  Financial Services, Inc.

     10.4    Form  of  Convertible  Note  of  the  Company  due  May  29,  2003.

     10.5 Billing and Advance Funding Agreement, dated as of February 2, 2000, between Priority International Communications, Inc. and Paramount International Telecommunications, Inc.

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

(a)     Reports  on  Form  8-K:  none were filed for quarter ended June 30, 2000

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MURDOCK  COMMUNICATIONS  CORPORATION

Date:  August  22,  2000                               By  /s/  Eugene  Davis
                                                         ------------------
                                                         Eugene  Davis
                                                         Chief Executive Officer


Date:  August  22,  2000                               By  /s/  Paul  C.Tunink
                                                         -------------------
                                                         Paul  C.  Tunink
                                                         Vice  President  and
                                                         Chief Financial Officer