Form 10-Q/A
period 2000-06-30
MURDOCK COMMUNICATIONS CORP
filed 2000-09-25
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q/A

                                  June 30, 2000

     Murdock Communications Corporation (the "Company") is hereby amending its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 22, 2000 (the "Quarterly Report"). Part I, Items 1 and 2 of the Quarterly Report are hereby amended in their entirety as follows:

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

PART  I     FINANCIAL  INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                JUNE 30, 2000        DECEMBER 31, 1999
                                                                               -------------------  -------------------
ASSETS

CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              613   $               76
   Accounts receivable, less allowance for doubtful accounts:
    2000 - $3,255; 1999 - $3,127. . . . . . . . . . . . . . . . . . . . . . .                 670                  892
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                  500
   Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                 279                  251
                                                                               -------------------  -------------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .               1,562                1,719
                                                                               -------------------  -------------------

PROPERTY AND EQUIPMENT
   Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                1,446
   Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . .               8,826                8,991
   Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                 599                  791
                                                                               -------------------  -------------------
                                                                                            9,425               11,228
   Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              (8,932)              (8,679)
                                                                               -------------------  -------------------

      PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . .                 493                2,549
                                                                               -------------------  -------------------

OTHER ASSETS
   Goodwill - net of accumulated amortization:  2000 - $1,588; 1999 - $1,351.               1,400                3,750
   Cost of purchased site contracts, net of accumulated amortization:  2000 -
    $821; 1999 - $736 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  23                   48
   Other intangible assets, net of accumulated amortization:  2000 - $712 ;
    1999 - $619 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 655                  197
   Investments, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,405                4,277
   Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .                  13                   12
   Net assets of discontinued operations. . . . . . . . . . . . . . . . . . .                   -                1,648
                                                                               -------------------  -------------------
      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .               4,496                9,932
                                                                               -------------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            6,551   $           14,200
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
                                   (Unaudited)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                  ---------------  ---------------  ---------------  ---------------
REVENUES
   Call processing . . . . . . . . . . . . . . .  $        1,989   $        5,280   $        4,388   $       12,280
   Other revenues. . . . . . . . . . . . . . . .              21              969               59            1,816
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL REVENUES . . . . . . . . . . . . . .           2,010            6,249            4,447           14,096

COSTS OF SALES
   Call processing . . . . . . . . . . . . . . .           1,863            3,666            3,476            9,283
   Other cost of sales . . . . . . . . . . . . .              (5)             511               15              934
   Bad debt expense. . . . . . . . . . . . . . .               -              771                -              771
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL COST OF SALES. . . . . . . . . . . .           1,858            4,948            3,491           10,988

GROSS PROFIT . . . . . . . . . . . . . . . . . .             152            1,301              956            3,108

OPERATING EXPENSES
   Selling, general and administrative expenses.             809            1,584            1,579            3,009
   Depreciation and amortization expense . . . .             263              615              508            1,192
   Impairment of property and equipment
    and intangible assets. . . . . . . . . . . .           2,570                -            2,570                -
   AcNet bad debt and acquisition expenses . . .             489                -              489                -
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL OPERATING EXPENSES . . . . . . . . .           4,131            2,199            5,146            4,201

LOSS FROM OPERATIONS . . . . . . . . . . . . . .          (3,979)            (898)          (4,190)          (1,093)

NON-OPERATING INCOME (EXPENSE)
   Interest expense, net . . . . . . . . . . . .            (603)            (746)          (1,621)          (1,423)
   Other income. . . . . . . . . . . . . . . . .           7,018                6            7,159                7
                                                  ---------------  ---------------  ---------------  ---------------
      TOTAL NON-OPERATING INCOME (EXPENSE) . . .           6,415             (740)           5,538           (1,416)
                                                  ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE. . . . .           2,436           (1,638)           1,348           (2,509)

   INCOME TAX (EXPENSE) BENEFIT. . . . . . . . .               -              287               (4)             647
                                                  ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . .           2,436           (1,351)           1,344           (1,862)

DISCONTINUED OPERATIONS
   Income (loss) from operations . . . . . . . .             (61)             488           (1,175)           1,083
   Loss on disposition . . . . . . . . . . . . .            (332)               -             (332)               -
                                                  ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS). . . . . . . . . . . . . . . .           2,043             (863)            (163)            (779)

DIVIDENDS AND ACCRETION ON 8% SERIES A
CONVERTIBLE PREFERRED STOCK. . . . . . . . . . .             (46)             (54)             (92)            (103)
                                                  ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS . . . . . . . . . . . . . . . . . .  $        1,997   $         (917)  $         (255)  $         (882)
                                                  ===============  ===============  ===============  ===============
BASIC NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations. . .  $         0.23   $        (0.14)  $         0.12   $         0.19
   Income (loss) from discontinued operations. .           (0.04)            0.05            (0.15)            0.10
                                                  ---------------  ---------------  ---------------  ---------------
      Net income (loss). . . . . . . . . . . . .  $         0.19   $        (0.09)  $        (0.03)  $        (0.09)
                                                  ===============  ===============  ===============  ===============

BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . . .      10,376,156       10,331,873       10,350,797       10,330,502
                                                  ===============  ===============  ===============  ===============
DILUTED NET INCOME (LOSS) PER COMMON SHARE
   Income (loss) from continuing operations. . .  $         0.20   $        (0.14)  $         0.11   $        (0.19)
   Income (loss) from discontinued operations. .           (0.03)            0.05            (0.13)            0.10
                                                  ---------------  ---------------  ---------------  ---------------
      Net income (loss). . . . . . . . . . . . .  $         0.17   $        (0.09)  $        (0.02)  $        (0.09)
                                                  ===============  ===============  ===============  ===============
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING. . . . . . . . . . . . . . . . . . .      12,070,255       10,331,873       12,038,733       10,330,502
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

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                               2000      1999
                                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (163)  $  (779)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM OPERATING
 ACTIVITIES OF CONTINUING OPERATIONS
   (Income) loss from discontinued operations . . . . . . . . . . . . . . .    1,175    (1,083)
   Loss on disposition of discontinued operations . . . . . . . . . . . . .      332         -
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .      504       969
   Impairment of property and equipment and intangible assets . . . . . . .    2,570         -
   Impairment of investment . . . . . . . . . . . . . . . . . . . . . . . .      676         -
   Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . .      285       233
   Gain on sale of property and equipment . . . . . . . . . . . . . . . . .     (214)       (5)
   Gain on Debt Restructuring Plan, net of plan expenses. . . . . . . . . .   (6,766)        -
   Noncash interest and dividends . . . . . . . . . . . . . . . . . . . . .     (315)        -
   Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      185      (286)
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .      (66)     (381)
     Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .     (126)      132
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       62       527
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     (553)     (990)
     Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . .      (15)        -
     Deferred income                                                               -        (4)
                                                                             --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS . .   (2,429)   (1,667)
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . .        -       162
                                                                             --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . . . . .   (2,429)   (1,505)
                                                                             --------  --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of Actel preferred stock. . . . . . . . . . . . . . .    4,948         -
   Purchases of property and equipment. . . . . . . . . . . . . . . . . . .       (7)     (271)
   Proceeds from sale of property and equipment . . . . . . . . . . . . . .      233        13
   Payments for site contracts. . . . . . . . . . . . . . . . . . . . . . .        -       (13)
   Cash paid for investments. . . . . . . . . . . . . . . . . . . . . . . .       (8)   (4,285)
   Cash paid for note receivable. . . . . . . . . . . . . . . . . . . . . .        -    (1,000)
   Cash advanced to joint venture . . . . . . . . . . . . . . . . . . . . .        -       (25)
                                                                             --------  --------
      NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . .    5,166    (5,581)
                                                                             --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations, primarily to a related party. . .     (323)     (144)
   Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . .      556     7,369
   Borrowings on long-term debt, others . . . . . . . . . . . . . . . . . .        -       143
   Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . .   (2,128)     (898)
   Payments on long-term debt with related parties. . . . . . . . . . . . .     (275)     (530)
   Payments on long-term debt, others . . . . . . . . . . . . . . . . . . .      (30)     (230)
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . .        -        18
   Payments on offering costs and origination fees. . . . . . . . . . . . .        -      (160)
                                                                             --------  --------
      NET CASH FLOW FROM FINANCING ACTIVITIES . . . . . . . . . . . . . . .   (2,200)    5,568
                                                                             --------  --------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . .      537    (1,518)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . .       76     1,722
                                                                             --------  --------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   613   $   204
                                                                             ========  ========

SUPPLEMENTAL DISCLOSURES
   Cash paid during the period for interest, principally to a related party  $   421   $   364
   Cash paid during the period for income taxes . . . . . . . . . . . . . .        -        29

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

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $775,000, or 49.0%, to $809,000 for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 40.2% for the three months ended June 30, 2000 compared to 25.4% for the three months ended June 30, 1999.

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

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $1.4 million, or 47.5%, to $1.6 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 35.5% for the six months ended June 30, 2000 compared to 21.4% for the six months June 30, 1999.

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

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                              MURDOCK  COMMUNICATIONS  CORPORATION

Date:  September  25,  2000                            By  /s/  Eugene  Davis
                                                         ------------------
                                                         Eugene  Davis
                                                         Chief Executive Officer


Date:  September  25,  2000                            By  /s/  Paul  C.Tunink
                                                         -------------------
                                                         Paul  C.  Tunink
                                                         Vice  President  and
                                                         Chief Financial Officer