Form 10-Q
period 2000-09-30
MURDOCK COMMUNICATIONS CORP
filed 2000-11-14
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________


                      Commission File Number    000-21463
                                             --------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

              Iowa                              42-1339746
------------------------------     ---------------------------------
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

On September 30, 2000, there were outstanding 12,269,964 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                               September 30, 2000

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION

                                                                   Page
Item 1.  Consolidated Balance Sheets as of September 30, 2000
         and December 31, 1999. . . . . . . . . . . . . . . . . .     3

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2000 and 1999 and for the
         Nine Months Ended September 30, 2000 and 1999. . . . . .     5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999 . . . . . . . .     6

         Notes to Consolidated Financial Statements . . . . . . .     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . .    18

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . . .    28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .    29

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . .    29

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . .    29

Item 4.  Submission of Matters to a Vote of Security Holders. . .    29

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . .    29

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .    29

         Signatures . . . . . . . . . . . . . . . . . . . . . . .    30

PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                                               SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                              --------------------  -------------------
ASSETS

CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               555   $               76
  Accounts receivable, less allowance for doubtful accounts:
    2000 - $1,028; 1999 - $3,127 . . . . . . . . . . . . . . . . . . . . . .                  503                  892
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                  500
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . .                  221                  251
                                                                              --------------------  -------------------
        TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .                1,279                1,719
                                                                              --------------------  -------------------

PROPERTY AND EQUIPMENT
  Land and building. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -                1,446
  Telecommunications equipment . . . . . . . . . . . . . . . . . . . . . . .                1,393                8,991
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .                  282                  791
                                                                              --------------------  -------------------
                                                                                            1,675               11,228
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .               (1,451)              (8,679)
                                                                              --------------------  -------------------

        PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . .                  224                2,549
                                                                              --------------------  -------------------

OTHER ASSETS
  Goodwill - net of accumulated amortization:  2000 - $1,705; 1999 - $1,351.                1,283                3,750
  Cost of purchased site contracts, net of accumulated amortization:  2000 -
    $832; 1999 - $736. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   11                   48
  Other intangible assets, net of accumulated amortization:  2000 - $145;
    1999 - $619. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  327                  197
  Investments, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,405                4,277
  Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . . . .                   11                   12
  Net assets of discontinued operations. . . . . . . . . . . . . . . . . . .                    -                1,648
                                                                              --------------------  -------------------
        TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .                4,037                9,932
                                                                              --------------------  -------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             5,540   $           14,200
                                                                              ====================  ===================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    September 30, 2000 and December 31, 1999
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                         SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                        --------------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Outstanding checks in excess of available balances . . . . . . . . . . . . . . . . .  $                 -   $               86
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9,616               13,708
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,077                2,018
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,417                1,894
  Accrued universal service fund fees. . . . . . . . . . . . . . . . . . . . . . . . .                1,700                1,700
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  492                1,034
  Current portion of capital lease obligations principally with a related party. . . .                    -                1,553
  Current portion of long-term debt with related parties . . . . . . . . . . . . . . .                    -                  647
  Current portion of long-term debt, others. . . . . . . . . . . . . . . . . . . . . .                  220                  288
                                                                                        --------------------  -------------------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .               15,522               22,928

LONG-TERM LIABILITIES
  Capital lease obligations principally with a related party, less current portion . .                    2                2,148
  Long-term debt with related parties, less current portion. . . . . . . . . . . . . .                4,414                2,122
  Long-term debt, others, less current portion . . . . . . . . . . . . . . . . . . . .                  521                  744
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    3                   22
                                                                                        --------------------  -------------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20,462               27,964
                                                                                        --------------------  -------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
  8% Series A Convertible Preferred Stock, $100 stated value:
    authorized 1,000,000 shares; issued and outstanding:  2000 - 0  shares and 1999 -
    18,920 shares ($1,892 liquidation value) . . . . . . . . . . . . . . . . . . . . .                    -                1,868
  Common stock, no par or stated value:  authorized - 40,000,000 shares;
    issued: 2000 - 12,519,964 shares; 1999 - 10,576,012 shares . . . . . . . . . . . .               22,299               20,259
  Common stock warrants:  issued and outstanding:  2000 - 11,046,771; 1999 -
    5,866,591. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,106                  635
  Treasury stock at cost: issued 2000 - 250,000 shares; 1999 - none. . . . . . . . . .                  (94)                   -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  134                  134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (38,367)             (36,660)
                                                                                        --------------------  -------------------
        TOTAL SHAREHOLDERS' EQUITY  (DEFICIENCY) . . . . . . . . . . . . . . . . . . .              (14,922)             (13,764)
                                                                                        --------------------  -------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             5,540   $           14,200
                                                                                        ====================  ===================

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months Ended and Nine Months Ended September 30, 2000 and 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2000           1999           2000           1999
                                                                -------------  -------------  -------------  -------------
REVENUES
  Call processing. . . . . . . . . . . . . . . . . . . . . . .  $      2,061   $      5,697   $      6,449   $     17,977
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .            27            636             91          2,452
                                                                -------------  -------------  -------------  -------------
        TOTAL REVENUES . . . . . . . . . . . . . . . . . . . .         2,088          6,333          6,540         20,429

COSTS OF SALES
  Call processing. . . . . . . . . . . . . . . . . . . . . . .         1,551          4,034          5,027         13,317
  Other cost of sales. . . . . . . . . . . . . . . . . . . . .             -            317             15          1,251
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . .             -            726              -          1,497
                                                                -------------  -------------  -------------  -------------
        TOTAL COST OF SALES. . . . . . . . . . . . . . . . . .         1,551          5,077          5,042         16,065
                                                                -------------  -------------  -------------  -------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . .           537          1,256          1,498          4,364

OPERATING EXPENSES
  Selling, general and administrative expenses . . . . . . . .           687          1,278          2,269          4,287
  Depreciation and amortization expense. . . . . . . . . . . .           221            455            731          1,424
  Impairment of property and equipment and intangible assets .           141              -          2,712              -
  AcNet bad debt and acquisition expenses. . . . . . . . . . .             -              -            489              -
                                                                -------------  -------------  -------------  -------------
        TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .         1,049          1,733          6,201          5,711
                                                                -------------  -------------  -------------  -------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . . . . .          (512)          (477)        (4,703)        (1,347)

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net. . . . . . . . . . . . . . . . . . . .          (981)          (912)        (2,605)        (2,335)
  Other income . . . . . . . . . . . . . . . . . . . . . . . .            86            217          7,249            223
                                                                -------------  -------------  -------------  -------------
        TOTAL NON-OPERATING INCOME (EXPENSE) . . . . . . . . .          (895)          (695)         4,644         (2,112)
                                                                -------------  -------------  -------------  -------------

LOSS BEFORE INCOME TAX EXPENSE . . . . . . . . . . . . . . . .        (1,407)        (1,172)           (59)        (3,459)

  Income tax expense . . . . . . . . . . . . . . . . . . . . .             -           (196)            (4)           363
                                                                -------------  -------------  -------------  -------------
LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . .        (1,407)        (1,368)           (63)        (3,096)

DISCONTINUED OPERATIONS
  Income (loss) from operations. . . . . . . . . . . . . . . .             -           (236)        (1,175)           713
  Loss on disposition. . . . . . . . . . . . . . . . . . . . .             -              -           (332)             -
                                                                -------------  -------------  -------------  -------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,407)        (1,604)        (1,570)        (2,383)

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK. . . . . . . . . . . . . . . . . . . . . . .           (46)           (45)          (138)          (148)
                                                                -------------  -------------  -------------  -------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS . . . . . . . . . . . . . . . . . . . . . . . .  $     (1,453)  $     (1,649)  $     (1,708)  $     (2,531)
                                                                =============  =============  =============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss from continuing operations . . . . . . . . . . . . . . .  $      (0.14)  $      (0.14)  $      (0.02)  $      (0.33)
  Income (loss) from discontinued operations. . . . . . . . . .             -          (0.02)         (0.14)          0.09
                                                                -------------  -------------  -------------  -------------
                                                                $      (0.14)  $      (0.16)  $      (0.16)  $      (0.24)
                                                                =============  =============  =============  =============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . .    10,495,843     10,425,797     10,399,871     10,362,864
                                                                =============  =============  =============  =============

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                         NINE MONTHS ENDED
     SEPTEMBER  30

                                                                             2000      1999
                                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,570)  $(2,383)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM OPERATING
  ACTIVITIES
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      731     1,424
    Impairment of property and equipment and intangible assets. . . . . .    2,775         -
    Impairment of investment. . . . . . . . . . . . . . . . . . . . . . .      676         -
    Noncash interest and dividends. . . . . . . . . . . . . . . . . . . .     (353)        -
    Noncash interest expense. . . . . . . . . . . . . . . . . . . . . . .      609       411
    Gain on sale of property and equipment. . . . . . . . . . . . . . . .     (214)       (5)
    Gain on Debt Restructuring Plan . . . . . . . . . . . . . . . . . . .   (6,766)        -
    (Income) loss from discontinued operations. . . . . . . . . . . . . .    1,175    (1,083)
    Loss on disposition of discontinued operations. . . . . . . . . . . .      332         -

    Changes in operating assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .      352      (534)
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . .      103      (438)
      Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . .     (124)      151
      Outstanding checks in excess of bank balances . . . . . . . . . . .      (86)        -
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      (81)      576
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       27      (139)
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .        -        (5)
      Other noncurrent liabilities. . . . . . . . . . . . . . . . . . . .      (19)        -
                                                                           --------  --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS   (2,433)   (2,025)
        NET CASH FLOWS FROM DISCONTINUED OPERATIONS . . . . . . . . . . .        -       (29)
                                                                           --------  --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . . .   (2,433)   (2,054)
                                                                           --------  --------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Actel preferred stock . . . . . . . . . . . . .    4,948         -
    Purchases of property and equipment . . . . . . . . . . . . . . . . .       (7)     (668)
    Proceeds from sale of property and equipment. . . . . . . . . . . . .      233        13
    Payments for site contracts . . . . . . . . . . . . . . . . . . . . .        -       (13)
    Cash paid for investments . . . . . . . . . . . . . . . . . . . . . .        -    (5,438)
    Cash paid for note receivable . . . . . . . . . . . . . . . . . . . .        -    (1,000)
    Cash advanced to joint venture. . . . . . . . . . . . . . . . . . . .        -       (39)
    Cash received on note receivable. . . . . . . . . . . . . . . . . . .        -       500
                                                                           --------  --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . .    5,174    (6,645)
                                                                           --------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations, primarily to a related party .     (323)     (340)
    Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . .      556     8,773
    Borrowings on long-term debt, others. . . . . . . . . . . . . . . . .        -       943
    Payments on notes payable . . . . . . . . . . . . . . . . . . . . . .   (2,174)     (522)
    Payments on long-term debt with related parties . . . . . . . . . . .     (291)     (670)
    Payments on long-term debt, others. . . . . . . . . . . . . . . . . .      (30)     (769)
    Proceeds from issuance of common stock. . . . . . . . . . . . . . . .        -        35
    Payments on offering costs and origination fees . . . . . . . . . . .        -      (218)
                                                                           --------  --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES. . . . . . . . . . . . .   (2,262)    7,232
                                                                           --------  --------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .      479    (1,467)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .       76     1,722
                                                                           --------  --------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .  $   555   $   255
                                                                           ========  ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for interest. . . . . . . . . . . . . . .  $   443   $   652
    Cash paid during the period for income taxes. . . . . . . . . . . . .        6        32

SUPPLEMENTAL  DISCLOSURES  OF  OPERATING,  INVESTING  AND  FINANCING  ACTIVITES:

2000:

The Company recorded an increase to the carrying value of the 8% Convertible Preferred Stock and a charge to accumulated deficit of $24,000 representing the current period accretion to its convertible price.

During the period, 18,941 common stock warrants were exercised by individuals to common stock increasing common stock by $34,000 in a cashless exercise.

The Company issued stock dividends of $114,000 representing 241,128 shares of common stock recorded as an increase to common stock and a decrease in accrued dividends.

The Company recorded a $94,000 charge representing treasury stock received in the cashless sale of the Incomex subsidiary, representing 250,000 shares.

During the period the Company issued 5,199,121 common stock warrants and recorded a $471,000 increase to common stock warrants and deferred financing costs.

The Company sold 729,910 shares of Actel Preferred Stock in a noncash transaction reducing the cost basis of the investment by $729,910 in exchange for cancellation of indebtedness.

The net assets of the Company decreased by $1,648,000 related to the sale of the Incomex subsidiary in a noncash transaction.

The Company sold two buildings resulting in the offsetting of certain assets and liabilities including a reduction of the $500,000 note receivable from Actel, decreases in the principal balance of two notes payable totaling $1,002,000, decreasing accounts payable by $860,000, decreasing accumulated depreciation by $251,000, decreasing other assets by $91,000, decreasing the cost basis of land and fixed assets by $1,446,000, and a decrease in other receivables of $37,000, resulting in a gain of $214,000 net of selling expenses.

The Company recorded noncash interest expense of $285,000 in connection with the Debt Restructuring Plan related to the subordinated debt with Berthel and $213,000 related to the writeoff of deferred financing costs in the third quarter on debt instruments that have been repaid or converted.

The Company recorded a gain of $6,766,000 related to the Debt Restructuring Plan, resulting in noncash adjustments to various accounts. Approximately $4,600,000 of new notes payable were issued in connection with the transaction in exchange for the cancellation of approximately $9,200,000 of outstanding indebtedness.

During the third quarter, the Company recorded a $111,000 receivable and dividends payable to two former directors related to previous advances on preferred stock dividends.

The Company converted preferred stock to common stock during the third quarter in the amount of $1,892,000 representing 18,920 shares of preferred stock and 1,683,880 shares of common stock.

1999:

The Company recorded an increase to the carrying value of the 8% series A convertible preferred stock and a charge to accumulated deficit of $23,454 representing the current year's accretion to its conversion price.

The Company recorded an increase to accrued expense and a charge to accumulated deficit of $124,332 for cumulative dividends earned by the holders of the 8% series A convertible preferred stock.

The Company issued stock dividends of $171,664 which had been recognized in current and prior years through charges to retained earnings and increases in accrued expenses representing 65,975 shares of common stock.

The Company recorded $204,000 of deferred loan costs in connection with debt financing of $7,975,000 and related issuance of common stock warrants to purchase 1,200,000 shares of the Company's common stock. Such costs are being amortized to non-cash interest expense.



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1.  SIGNIFICANT  ACCOUNTING  POLICIES
    ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000. The accompanying statements of operations have been reclassified from the disposition for the Incomex subsidiary (see Note 6) so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations." The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. The consolidated balance sheet information as of December 31, 1999 was derived from the Company's audited financial statements. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB (Commission File # 000-21463) as filed with the Securities and Exchange Commission on March 30, 2000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $38.4 million, and current liabilities exceed current assets by $14.2 million at September 30, 2000. The Company also is past due in the payment of approximately $10.5 million of principal and accrued interest as of September 30, 2000. The Company's past due debt includes approximately $8.9 million of notes payable and accrued interest to insiders which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The holders obtained the funds to loan to the Company by borrowing from such bank. The Company has been informed that this bank is in serious financial difficulty and is currently being liquidated by the Federal Deposit Insurance Corporation ("FDIC"). If the FDIC seeks to enforce its rights under the pledged notes or if the FDIC transfers the pledged notes to a transferee that may seek to enforce the notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and ultimately to attain profitable operations. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-KSB (Commission File #000-21463) for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000. See also the other matters discussed under Note 2 and Note 6 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "- Forward-Looking Statements."

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the accounts of Priority International Communications, Inc. ("PIC") and ATN Communications, Incorporated ("ATN"), its wholly owned subsidiary (PIC and ATN collectively, "PIC/ATN"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS

The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is developing a revised operating plan to stabilize the PIC business, PIC continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of certain PIC or ATN assets. Accordingly, in the third quarter of 2000, the Company recorded a write-down of other assets, primarily telecommunications equipment, of $141,000. For the nine months ended September 30, 2000, the Company recorded an impairment write-down of goodwill related to PIC/ATN of approximately $2.1 million and a write-down of other assets, primarily telecommunications equipment, of $598,000. All impairments were determined based on the estimated fair value of such assets.

2.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

As of September 30, 2000, the Company was past due in the payment of $10.5 million of principal and accrued interest payments on notes payable and long-term debt.

During the second quarter of 2000, the Company undertook a plan (the "Debt Restructuring Plan") designed to restructure a significant portion of the Company's past due debt. In connection with the Debt Restructuring Plan, the Company recorded a pre-tax gain of $6.8 million as a result of the sale of shares of Actel's Series A Convertible Preferred Stock for cash and extinguishment of debt as discussed below.

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

As part of the Debt Restructuring Plan, the Company issued three promissory notes on June 22, 2000 to Berthel for an aggregate principal amount of $209,428. The notes accrue interest at the rate of 12% annually with principal and accrued interest due on June 21, 2001. In addition, the Company amended: (1) the terms of the Revolving Promissory Note with MCCIC on June 22, 2000 to a period of one year with payment of principal and all accrued interest due on June 21,

2001 and (2) the terms of the Note and Warrant Purchase Agreement with MCCIC on June 22, 2000 with payment of principal and unpaid interest due on June 22, 2001. As of September 30, 2000, the Company had $488,000 principal outstanding under all loans from MCCIC.

The Company sold its buildings in Cedar Rapids, Iowa and Mobile, Alabama during the second quarter resulting in payment of outstanding indebtedness of $1.0 million and a pre-tax gain of $214,000.

The Company sold 100% of the stock of Incomex, Inc. ("Incomex") to three of the former shareholders of Incomex with an effective closing date of June 30, 2000. Included in this transaction was the cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $686,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex in connection with an earn out adjustment for the Company's acquisition of Incomex and the transfer to the Company by the purchasers of 250,000 shares of the Company's common stock (see Note 6).

3.  INCOME  TAX  EXPENSE
    --------------------

The Company's (provision) benefit for income taxes consisted of the following for the nine months ended September 30, 2000 and 1999 (amounts expressed in thousands):


            2000   1999
           ------  -----
Current:
  Federal  $   -   $ 266
  State .     (4)     97

The 1999 tax benefits primarily resulted from the tax provision recorded for the income from the discontinued Incomex subsidiary.

4.  INVESTMENTS
    -----------

During 1998, the Company reached an agreement to invest in Actel Integrated Communications, Inc. ("Actel"). As of September 30, 2000 the Company had invested $3,000,000 and recorded accrued dividends of $423,000, as discussed below. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original Investment Agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the Investment Agreement including limiting the Company's investment in Actel to $3,000,000. During the third quarter of 1999, the $3,000,000 investment was converted into 3,000,000 shares of Actel's Series A Convertible Preferred Stock as allowed by the Investment Agreement. Each share of Series A Convertible Preferred Stock accrues a cumulative 10% dividend per annum through March 10, 2002 and may be converted to 1.46 shares of Actel's common stock at any time on or before March 10, 2002 at the option of the Company, subject to certain restrictions. In addition, the Company loaned $1,000,000 to Actel under the terms of a promissory note dated June 23, 1999. The note had been repaid as of September 30, 2000.

During the second quarter of 2000, the Company undertook a Debt Restructuring Plan which resulted in the Company transferring 1,518,860 shares of Actel Series A Convertible Preferred Stock in private placements (see Note 2). Following these transactions, the Company holds 1,481,140 shares of Actel Series A Convertible Preferred Stock at September 30, 2000, which is convertible into 2,158,233 shares of Actel's common stock, subject to certain limitations.

On April 6, 2000, Actel completed a private placement of newly created Series E Preferred Shares. As a result of that private placement, Actel received $40,000,000 in cash plus a commitment for an additional $35,000,000 contingent upon Actel achieving certain operational milestones.

Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-users services in the Southeastern United States.

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

In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3,703,000 in 1999 and $489,000 in the second quarter of 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances. At September 30, 2000, the remaining receivable, net of reserve, is $500,000.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

5.  BUSINESS  SEGMENT  INFORMATION
    ------------------------------

In the prior year, the Company had two reportable segments, PIC/ATN and Murdock Technology Services ("MTS"). The MTS business unit was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added services. The MTS business unit was formerly the operating unit of the Company responsible for marketing of AT&T operator services until the contract was terminated during the fourth quarter of 1998. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by

Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to Telemanager.net. The MCC Telemanager(TM) was the primary service provided by the MTS business unit. Telemanager.net is owned by former executives of the Company. Currently the rental agreement with Telemanager.net is on a month-to-month basis.

The Company's one reportable segment now is PIC/ATN. The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC/ATN business unit. The services have included, but were not limited to, credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. The Company has been developing a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC is now largely a reseller of call processing services and has accordingly eliminated its live operator center. PIC has recently begun to generate positive cash flow as a result of these changes. However, PIC continues to operate in a rapidly changing competitive environment and no assurance can be given that PIC will be able to maintain positive cash flow in future periods.

The accounting policies of the reportable segment is the same as those described above. The Company evaluates the performance of its operating units based on income (loss) from operations. Summarized financial information concerning the Company's reportable segment, net of intercompany eliminations, is shown in the following table as of and for the three months ended September 30, 2000 and 1999 (amounts expressed in thousands). The "Other" column includes corporate related items, activity on the MTS division and intercompany eliminations.


                                        PIC/ATN    OTHER     TOTAL
2000
Revenues. . . . . . . . . . . . . . .  $  2,129   $   (41)  $ 2,088
Loss from operations. . . . . . . . .      (351)     (161)     (512)
Total assets. . . . . . . . . . . . .     2,144     3,396     5,540
Depreciation and amortization expense       215         6       221
Capital expenditures. . . . . . . . .         -         -         -

1999
Revenues. . . . . . . . . . . . . . .  $  5,444    $  889   $ 6,333
Loss from operations. . . . . . . . .       213      (690)     (477)
Total assets. . . . . . . . . . . . .     4,183    20,786    24,969
Depreciation and amortization expense       126       329       455
Capital expenditures. . . . . . . . .       389         8       397

The  Company  operates  in  the  United  States.

Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table as of and for the nine months ended September 30, 2000 and 1999 (amounts expressed in thousands). The "Other" column includes corporate related items, activity on the MTS division and intercompany eliminations.


                                        PIC/ATN    OTHER     TOTAL
2000
Revenues. . . . . . . . . . . . . . .  $  6,360   $   180   $ 6,540
Loss from operations. . . . . . . . .    (2,754)   (1,949)   (4,703)
Total assets. . . . . . . . . . . . .     2,144     3,396     5,540
Depreciation and amortization expense       694        37       731
Capital expenditures. . . . . . . . .         7         -         7

1999
Revenues. . . . . . . . . . . . . . .  $ 16,763   $ 3,666   $20,429
Income (loss) from operations . . . .     1,220    (2,567)   (1,347)
Total assets. . . . . . . . . . . . .     4,183    20,786    24,969
Depreciation and amortization expense       359     1,065     1,424
Capital expenditures. . . . . . . . .       550       144       694

6.  DISCONTINUED  OPERATIONS
    ------------------------

Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary to three of the former shareholders of Incomex, for (a) the transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

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

Summary operating results of the discontinued operations are as follows (amounts expressed in thousands):


                                                 THREE            NINE             NINE
                                                MONTHS           MONTHS           MONTHS
                                                 ENDED            ENDED           ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                 1999             2000             1999
                                            ---------------  ---------------  --------------
Revenues . . . . . . . . . . . . . . . . .  $        1,392   $        2,987   $        7,082
Expenses . . . . . . . . . . . . . . . . .           1,786            4,162            5,893
Taxes. . . . . . . . . . . . . . . . . . .            (158)               -              476
Income (loss) from discontinued operations  $         (236)  $       (1,175)  $          713
                                            ===============  ===============  ==============

A summary of the net assets of the discontinued operations are as follows (amounts expressed in thousands):


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
                                                             =============

7.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of September 30, 2000, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the Creditors Committee.

Subsequent to the year ended December 31, 1999, the Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies only total $770,000. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be that the Company's defenses are valid or that the Company will not be liable for part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded recorded in the financial statements with respect to this matter.

On April 26, 2000, PIC filed an action in state court in Travis County, Texas, against OAN Services, Inc. ("OAN") and Billing Concepts, Inc. ("BCI"), claiming breach of contract and tortious interference by OAN in 1999 between PIC and OAN, and an Account Purchase Agreement, dated November 18, 1999 between PIC and OAN. PIC has also alleged that BCI's conduct in transmitting notice to OAN claiming rights in call records delivered to OAN by PIC/ATN was inaccurate and misleading, thus constituting tortious interference by BCI. PIC seeks a declaration from the court that it is entitled to proceeds being held by OAN in the amount of between $650,000 and $850,000 free and clear of any claims of BCI and OAN as well as other damages. On June 5, 2000, OAN and BCI each filed an answer in response to PIC's claims and made certain other pre-trial motions. On July 5, 2000, BCI filed a counterclaim against PIC and ATN alleging breach of contract and certain related claims and seeking damages in an unspecified amount. The Company intends to vigorously defend against BCI's claim, although no assurances can be given as to the outcome of this matter. No loss, if any, has been recorded in the financial statements with respect to BCI's claim.

8.  BAD  DEBT  EXPENSE  AND  UNIVERSAL  SERVICE  FUND  FEES
    -------------------------------------------------------

In December 1999, ATN received notice from the Universal Service Administration Company ("USAC") that Universal Service Fund ("USF") fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenues. This was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its billing and collection firm. The billing and collection firm's position was that they had collected the USF fees and remitted them to ATN. As ATN is legally responsible for USF fees, in December of 1999, it recorded a liability of $1.7 million. In April 2000, the management of ATN determined that beginning in 1998 ATN had been credited with certain USF fees by its billing and collection firm. As of September 30, 2000, management believes a total of $1.1 million of such fees have been credited to ATN. The Company is continuing to investigate this matter with the billing and collection firm.

9.  PREFERRED  STOCK
    ----------------

The Company's Series A Convertible Preferred Stock automatically converted into 1,683,880 shares of the Company's Common Stock on September 30, 2000, the third anniversary of the date the first shares of Series A Convertible Preferred Stock were originally issued.

10.  SUBSEQUENT  EVENTS
     ------------------

The Company issued 880,000 common stock warrants in conjunction with the Company's initial public offering during 1996. The Company had amended the terms of these warrants to extend the expiration date from October 21, 1999 to April 21, 2000 and again to October 21, 2000. The 880,000 warrants are exercisable into 1,819,918 shares of common stock at an exercise price of $3.14 per share. On October 13, 2000, the Company amended the terms of these warrants again to extend the expiration date to October 21, 2001. During the extension period the Company will not be obligated to make any further adjustments to the exercise price of the warrants or the number of shares for which the warrants may be exercised.

Subsequent to September 30, 2000 and through November 9, 2000, the Company borrowed an additional $100,000 from MCCIC under the Revolving Promissory Note. The borrowings are due June 21, 2001 and bear interest at 12%.

In connection with the Debt Restructuring Plan the Company began in the second quarter of 2000, the Company reached a Comprise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two Notes Payable with a financial institution with combined principal of $900,000. As a result, the Company will record a $722,000 Extraordinary Gain on Extinguishment of Debt, including interest, in the fourth quarter of 2000.

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


RESULTS  OF  OPERATIONS
-----------------------

The Company completed several financial transactions in the second quarter of 2000 which resulted in significant improvement in the Company's financial condition. The Company's strategic direction is to continue to negotiate with its creditors to restructure indebtedness, sell assets of the Company as necessary and operate as a holding company with the Company's principal assets being the PIC business segment and the investment in Actel. If the Company is successful in completing further improvements to its financial condition, the Company may seek other strategic alternatives. See Note 1 in Notes to Consolidated Financial Statements and "Liquidity and Capital Resources."

The Company has been developing a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC is now largely a reseller of call processing services and has accordingly eliminated its live operator center. PIC has recently began to generate positive cash flow as a result of these changes. However, PIC continues to operate in a rapidly changing competitive environment and no assurance can be given that PIC will be able to maintain positive cash flow in future periods.

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
---------------------------------------------------------------------

REVENUES  -  Consolidated  revenues  declined  $4.2  million,  or 67.0%, to $2.1
--------
million for the three months ended September 30, 2000 from $6.3 million for the three months ended September 30, 1999. Revenues from PIC/ATN declined $3.3 million to $2.1 million for the three months ended September 30, 2000 from $5.4 million for the three months ended September 30, 1999 primarily due to the loss of a significant portion of a principal customer's business as discussed below and due to a change in revenue recognition (see Note 1 in Notes to Consolidated Financial Statements).


During 1999, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 39% of total revenues of the Company. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Revenues from this customer related to such calls declined approximately $1.8 million for the three months ended September 30, 2000. Accordingly, this relationship is expected to produce significantly lower revenues for the Company. The change in revenue recognition resulted in a decline in other revenues of approximately $700,000 and will continue to result in lower revenues for the Company.

Revenues from MTS declined $826,000 to $64,000 for the three months ended September 30, 2000 from $890,000 for the three months ended September 30, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system, the division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

COST  OF  SALES - Consolidated cost of sales declined $3.5 million, or 69.5%, to
---------------
$1.6 million for the three months ended September 30, 2000 from $5.1 million for three months ended September 30, 1999. Consolidated cost of sales, as a percentage of revenues, was 74.3% for the three months ended September 30, 2000 compared to 80.2% for the three months ended September 30, 1999. The decline in consolidated cost of sales is primarily attributable to the loss of a significant portion of the service provided to a principal PIC/ATN customer, the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above) and a charge for bad debt expense of $726,000 recorded in the prior year. During 1999, PIC/ATN recorded bad debt expense in excess of historical amounts relating to collection issues for one type of call processing service provided by PIC/ATN to its largest customer. The decrease in cost of sales, as a percentage of revenues, is primarily due to the bad debt expense recorded at PIC/ATN in the prior period.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $591,000, or 46.2%, to $687,000 for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 32.9% for the three months ended September 30, 2000 compared to 20.2% for the three months ended September 30, 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $234,000, or 51.4%, to $221,000 for the three months ended September 30, 2000 from $455,000 for the three months ended September 30, 1999. The decline is due to impairments recorded in the fourth quarter of 1999 and first nine months of 2000. This decline is expected to continue in future periods.

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS  - The Company
-----------------------------------------------------------------
periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is devising a revised operating plan to stabilize the PIC business, PIC continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of PIC or ATN assets. Accordingly, in the third quarter of 2000, the Company recorded a write-down of other assets, primarily telecommunications equipment, of $141,000. All impairments were determined based on the estimated fair value of such assets.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, increased $69,000, or 7.6%, to $981,000 for the three months ended September 30, 2000, from $912,000 for the three months ended September 30, 1999. The increase was due to a third quarter of 2000 charge of $213,000 related to Deferred Financing Costs on warrants, partially offset by lower interest expense on outstanding debt as a result of the Debt Restructuring Plan (see Note 2 to Notes to Financial Statements) completed in the second quarter of 2000. The charge on Deferred Financing Costs relate to warrants originally issued in connection with portions of the Company's debt that were subsequently repaid or converted with the Company's Debt Restructuring Plan. As a result, interest expense is expected to decline in future periods.

OTHER  INCOME  - Consolidated other income decreased $131,000 to $86,000 for the
-------------
three months ended September 30, 2000 from $217,000 for the three months ended September 30, 1999. The decrease was primarily due to the Company's conversion in September, 1999 of its investment in Actel to Series A Preferred Stock. The Company recorded in the prior year period $168,000 of accrued dividends based on the date of the original investment made by the Company in Actel.

INCOME  FROM  OPERATIONS  OF  DISCONTINUED  OPERATIONS  OF  INCOMEX SUBSIDIARY -
------------------------------------------------------------------------------
Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

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

COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999
--------------------------------------------------------------------

REVENUES  -  Consolidated  revenues  declined  $13.9  million, or 68.1%, to $6.5
--------
million for the nine months ended September 30, 2000 from $20.4 million for the nine months ended September 30, 1999. Revenues from PIC/ATN declined $10.4 million to $6.4 million for the nine months ended September 30, 2000 from $16.8 million for the nine months ended September 30, 1999 primarily due to the loss of two principal customers as discussed below and due to a change in revenue recognition (see Note 1 in Notes to Consolidated Financial Statements).

During 1998, PIC/ATN's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. In the first quarter of 1999, the Company modified its relationship with the customer whereby, calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the year ended December 31, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through the third quarter of 1999. Revenues from this customer declined approximately $3.4 million for the nine months ended September 30, 2000. Effective the third quarter of 1999, this customer terminated its relationship with PIC/ATN. Accordingly, this relationship is not expected to produce further revenues and margins for the Company.

During 1999, PIC/ATN's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 39% of total revenues of the Company. PIC/ATN terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls. Revenues from this customer related to such calls declined approximately $5.2 million for the nine months ended September 30, 2000. Accordingly, this relationship is expected to produce significantly lower revenues for the Company. The change in revenue recognition resulted in a decline in other revenues of approximately $1.3 million and will continue to result in lower revenues for the Company.

Revenues from MTS declined $3.3 million to $180,000 for the nine months ended September 30, 2000 from $3.5 million for the nine months ended September 30, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanger system, the division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. The Company also entered into a Memorandum of Understanding to negotiate a sale of certain assets of MTS to Telemanager.net. Accordingly, this business unit is expected to provide significantly lower revenues, margins and operating losses for the Company. The Company's operating loss for this business unit in 1999 was $1.6 million.

COST  OF SALES - Consolidated cost of sales declined $11.1 million, or 68.6%, to
--------------
$5.0 million for the nine months ended September 30, 2000 from $16.1 million for nine months ended September 30, 1999. Consolidated cost of sales, as a percentage of revenues, was 77.1% for the nine months ended September 30, 2000 compared to 78.6% for the nine months ended September 30, 1999. The decline in consolidated cost of sales is primarily attributable to the loss of two principal PIC/ATN customers, the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above) and a charge for bad debt expense of $1.5 million recorded in the prior year. During 1999, PIC/AN recorded bad debt expense in excess of historical amount relating to collection issues for one type of call processing service provided by PIC/ATN to its largest customer.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $2.0 million, or 47.1%, to $2.3 million for the nine months ended September 30, 2000 from $4.3 million for the nine months ended September 30, 1999. The decline in expenses is primarily related to lower compensation expense at PIC/ATN and Corporate and a reduction in expenses for MTS related to the Rental Agreement with Telemanager.net (see discussion above), partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 34.7% for the nine months ended September 30, 2000 compared to 21.0% for the nine months ended September 30, 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $693,000, or 48.7%, to $731,000 for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. The decline is due to impairments recorded in the fourth quarter of 1999 and first nine months of 2000. This decline is expected to continue in future periods.

IMPAIRMENT  OF  PROPERTY  AND  EQUIPMENT  AND  INTANGIBLE  ASSETS  - The Company
-----------------------------------------------------------------
periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company is devising a revised operating plan to stabilize the PIC business, PIC continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of PIC or ATN assets. Accordingly, for the nine months ended September 30, 2000, the Company recorded an impairment write-down of goodwill related to PIC/ATN of approximately $2.1 million and a write-down of other assets, primarily telecommunications equipment, of $598,000. All impairments were determined based on the estimated fair value of such assets.

ACNET  BAD DEBT AND ACQUISITION EXPENSE - As of June 30, 2000, the Company had a
---------------------------------------
gross investment of $4.7 million related to its proposed acquisition of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3.7 million in 1999 and $489,000 for the nine months ended September 30, 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, increased $270,000, or 11.6%, to $2.6 million for the nine months ended September 30, 2000, from $2.3 million for the nine months ended September 30, 1999. The increase was primarily due to warrants issued to an affiliate of Berthel for loans or advances made to the Company, or on the Company's behalf, dating to January 2000 (see discussion below in Liquidity and Capital Resources), an increase in interest rates on past due debt, higher levels of debt in the current period primarily related to investments in Actel and the AcNet entities, a charge of $213,000 related to Deferred Financing Costs on warrants in the third quarter of 2000 and the Company's lower operating profit. As a result of the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 2 to Notes to Consolidated Financial Statements), interest expense, excluding the charge on Deferred Financing Costs, declined in the second and third quarters compared with the prior year and the decline is expected to continue in future periods.

OTHER  INCOME - Consolidated other income increased $7.0 million to $7.2 million
-------------
for the nine months ended September 30, 2000 from $223,000 for the nine months ended September 30, 1999. The increase was primarily due to a pre-tax gain of $6.8 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 2 to Notes to Consolidated Financial Statements) and a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama.

INCOME  FROM  OPERATIONS  OF  DISCONTINUED  OPERATIONS  OF  INCOMEX SUBSIDIARY -
------------------------------------------------------------------------------
Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

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

LOSS  ON  DISPOSITION-  As  a result of the sale of Incomex described above, the
---------------------
Company recorded a loss on disposition of $332,000 in the second quarter of 2000.

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

As part of the Debt Restructuring Plan, the Company issued three promissory notes on June 22, 2000 to Berthel for an aggregate amount of $209,428. The notes are due June 21, 2001 and accrue interest at the rate of 12% annually. In addition, the Company amended: (1) the terms of the Revolving Promissory Note with MCCIC on June 22,2000 to a period of one year with payment of principal and all accrued interest due on June 21, 2001 and (2) the terms of the Note and Warrant Purchase Agreement with MCCIC on June 22, 2000 with payment of principal and unpaid interest due on June 22, 2001.

Proceeds from the sale of the Actel shares were used to reduce amounts owed to MCCIC under the New Valley Loan and the Revolving Promissory Note of $2.2 million, reduce past due note and lease payables to Berthel of $1.0 million, pay placement fees and other offering expenses of $444,000 and pay $479,000 to certain noteholders upon conversion in the unit offering a partial payment of amounts owed to such noteholders. The remaining proceeds of $779,000 are being used for working capital purposes.

At September 30, 2000, the Company's current liabilities of $15.5 million exceeded current assets of $1.3 million resulting in a working capital deficit of $14.2 million. During the nine months ended September 30, 2000, the Company used $2.4 million in cash for operating activities, and received $5.2 million in investing activities. The Company received proceeds from new debt financing of $556,000 and made payments on debt of $2.8 million, for net cash flows from financing activities of $2.3 million. These activities resulted in an increase in available cash of $479,000 for the nine months ended September 30, 2000.

The Company's debt and capital lease obligations as of September 30, 2000, including the current portion thereof, totaled $14.8 million compared to $21.2 million at December 31, 1999. The Company's current debt and capital lease obligations as of September 30, 2000 totaled $9.8 million compared to $16.2 million at December 31, 1999.

The Company has been developing a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC is now largely a reseller of call processing services and has accordingly eliminated its live operator center. PIC has recently began to generate positive cash flow as a result of these changes. However, PIC continues to operate in a rapidly changing competitive environment and no assurance can be given that PIC will be able to maintain positive cash flow in future periods. Although in January 2000 PIC terminated the service that provided for the call traffic associated with the billing and collection issue for its largest customer, no assurance can be given that PIC will not continue to experience similar billing and collection issues in future periods. Any continuation of this issue could have a material adverse effect on the Company's cash flows and financial condition. PIC's cash flows in 2000 and 2001 may also be adversely affected by the lien placed by PIC's former billing and collection firm on collections from calls processed by a subsequent billing and collection firm. ATN, a wholly owned subsidiary of PIC also recorded a $1.7 million liability for USF fees from 1997 through 1999, and has received payment demand for the first $810,000 of these fees with a deadline which expired on March 16, 2000. As of September 30, 2000, ATN has received invoices for USF fees of $1.7 million.

As of September 30, 2000, the Company accrued was past due in the payment of approximately $10.5 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $658,000 as of September 30, 2000.

During the first quarter of 2000, the Company borrowed a total of $406,000 from MCCIC under the Revolving Promissory Note. The borrowings were originally due on demand and bear interest at 12%. On April 6, 2000, the entire interest of the New Valley Loan was purchased by MCCIC. As of September 30, 2000, the Company had $488,000 principal outstanding under all loans from MCCIC.

In February 2000, the Company entered into a billing services advance funding agreement with an independent billing and collection firm (the "Billing and Collection Company"). This agreement allows for the Company to sell certain call records for processing, billing and collection at an advance funding rate of 70% of the gross billable call value. These amounts are remitted to the Company approximately nine days after submission. The Company will then receive an additional 8% of the gross billable call value six months after submission. Under the agreement, if the Billing and Collection Company experiences charges for bad debt, customer service credits and other fees in excess of a stated amount, these additional amounts may be withheld from the 8% amounts. In consideration for the agreement, the Billing and Collection Company loaned the Company $150,000, which has been repaid as of September 30, 2000.

The Company's existing capital and anticipated funds from operations will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for the next twelve months. The Company estimates that it will need at least $18.0 million for the next twelve months to fund working capital requirements and repay indebtedness that is either past due or will become due in that period, including accrued interest, past due amounts with trade vendors and USF fees payable. In addition to cash flows from operations, if any, the Company believes that the possible sources to fund its cash requirements include raising debt or equity financings, extending or converting existing debt and/or the sale of significant parts of the Company's assets. The Company continues to engage in discussions with creditors to restructure indebtedness and with potential investors regarding proposed debt financings. In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under the Placement Agreement including underwriting and placement fees. The Company paid to Berthel placement and offering expenses of $475,000 during the nine month period ended September 30, 2000. No assurance can be given that the Company will be able to raise adequate funds through such financings or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

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

    - the Company's ability to stabilize the operations of PIC and to maintain positive cash flow from PIC;

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


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The table below provides information about the Company's notes payable and long-term debt that are sensitive to changes in interest rates. The table presents the principal amounts and related weighted average interest rates by expected maturity dates as of September 30, 2000 (amounts expressed in thousands).


                   Fixed Rate
Expected       Notes Payable and      Average
Maturity Date    Long-Term Debt    Interest Rate
-------------  ------------------  --------------
2000. . . . .  $            8,395          17.20%
2001. . . . .               1,224          14.46%
2002. . . . .                 522          14.50%
2003. . . . .               4,632          12.00%
               ------------------
  Total . . .  $           14,773
               ==================
  Fair Value.  $           14,773
               ==================

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     Not  applicable

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Not  applicable

Item  3.  Defaults  Upon  Senior  Securities

     As of September 30, 2000, the Company was past due in payment of approximately $10.5 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $658,000 as of September 30, 2000. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     No matter was submitted to a vote of security holders of the Company during the third quarter of 2000.

Item  5.  Other  Information

     Not  Applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K.

     (a)     Exhibits:

          3.1     Restated  Articles  of  Incorporation  of  the  Company  (1)

          3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

          3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

          3.4     Amended  and  Restated  By-Laws  of  the  Company  (3)

          10.1 Purchase Agreement, dated as of June 23, 2000, among Murdock Communications Corporation, MCC Acquisition Corp., John Rance, Michael Upshaw, Fernando Ficachi and the other former shareholders of Incomex, Inc. (incorporated, by reference to the Company's Current Report on Form 8-K filed on August 30,
                   2000).

          27     Financial  Data  Schedule

          ___________

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

     (b) Reports on Form 8-K: The Company filed a current report on Form 8-K on August 30, 2000, disclosing the sale of Incomex, Inc. pursuant to Item 2 of Form 8-K.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MURDOCK  COMMUNICATIONS  CORPORATION

     Date:  November  13,  2000          By         /s/  Eugene  Davis
                                             ----------------------------------
                                                       Eugene  Davis
                                                 Chief  Executive  Officer


     Date:  November  13,  2000          By         /s/  Paul  C.Tunink
                                             ----------------------------------
                                                      Paul  C.  Tunink
                                             Vice President and Chief Financial
                                             Officer