Form 10-K
period 2000-12-31
MURDOCK COMMUNICATIONS CORP
filed 2001-04-17
CIK 908754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark  One)

[x]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  2000.

[  ]     Transition  Report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ___  to  ____.

                        Commission file number 000-21463

                          Murdock Communications Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Iowa                                42-1339746
-------------------------------     ------------------------------------
(State or other jurisdiction of     (IRS  Employer  Identification  No.)
incorporation or organization)

        5539 Crane Lane NE,     Cedar Rapids,  Iowa                52402
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code:  319-393-8999
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
                    -----------------------------------------
                                (Title of class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
           --     --

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
this  Form  10-K.  [    ]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 1, 2001 was $537,945. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On March 1, 2001, there were outstanding 12,514,967 shares of the registrant's no par value common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

                                     PART I
                                     ------

ITEM  1.  BUSINESS

GENERAL

     Murdock Communications Corporation ("MCC" or the "Company") currently operates as a holding company with the Company's principal assets being the Priority International Communications, Inc. ("PIC") business segment and its investment in Actel Integrated Communications, Inc. ("Actel"). PIC is now largely a reseller of call processing services. Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-user services in the Southeastern United States. Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company has recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. The Company is uncertain whether its investment in Actel will have any value following Actel's bankruptcy. ATN Communications Incorporated ("ATN"), a wholly owned subsidiary of PIC, has discontinued its operations. Unless otherwise indicated, references in this report to "PIC" include the historical operations of ATN.

     As of the date of this report, the Company has a large amount of past due debt and has also experienced operating and cash flow difficulties at the PIC business segment.

     As a result of the Company's adverse financial position, the Company developed a revised operating plan in 2000. This plan included the "Debt Restructuring Plan" described below and the sale of certain business segments and other assets. These transactions resulted in significant improvement in the Company's financial condition.

     In addition, the management of PIC developed a new business plan during 2000 to stabilize the PIC business. As a result of this revised business plan, PIC began in the second half of 2000 to distribute excess cash flow to the Company. However, PIC has not had excess cash flow for distribution to the Company in recent months as a result of declining revenues, higher cost of sales and the loss of a number of its customers. As a result, the Company is uncertain regarding PIC's ability to make cash distributions to the Company in future periods.

     The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to attempt to obtain financing to fund operations. If the Company is successful in completing further improvements to its financial condition, the Company may seek other strategic alternatives, including attempting to use the Company's public shell as a merger vehicle. Due to the Company's large amount of past due debt, the Company will need to continue its restructuring efforts in 2001. The Company believes that possible sources of funds in 2001 to enable the Company to continue its operations consist of cash distributions from its PIC business unit and advances from MCC Investment Company, LLC, a company owned by two of the Company's significant shareholders. No assurance can be given that the Company will be able to obtain adequate funds from any of these possible sources in 2001. If the Company is unable to restructure its past due debt or to obtain adequate funds for its operational needs, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern. See "- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Business segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17 to the Consolidated Financial Statements.

     MCC  was  incorporated  as  an  Iowa  corporation  in  1989.

RECENT  DEVELOPMENTS

     MCC'S PAST DUE DEBT. As of March 1, 2001, the Company was past due in the payment of approximately $10.1 million of principal and interest payments. The Company was also past due with its trade vendors in the payment of approximately $536,000 as of February 28, 2001. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's past due debt includes approximately $9.4 million of notes and accrued interest which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the Federal Deposit Insurance Corporation ("FDIC") during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution with respect to past due notes in the aggregate principal amount of $575,000 originally issued to two former executive officers of the Company. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

     The FDIC has notified the Company that it believes an additional $770,000 is outstanding representing various notes payable. Another party has also asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. The amount of past due debt as ofFebruary 28, 2001 does not include these amounts. No assurance can be given as to the ultimate outcome of this matter.

     INVESTMENT IN ACTEL. During 1998, the Company reached an agreement to invest in Actel. Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-user services in the Southeastern United States. The Company invested $3.0 million in Actel during 1998 and 1999. During the third quarter of 1999, the $3.0 million investment was converted into 4,371,428 shares of Actel's Series A Convertible Preferred Stock (the "Actel Shares"). During the second quarter of 2000, the Company sold or exchanged 2,213,198 Actel Shares pursuant to the Debt Restructuring Plan (see "Debt Restructuring Plan" below). Following these transactions, the Company held 2,158,230 Actel Shares. On April 11, 2001, Actel filed for bankruptcy under Chapter 11. As a result, the Company has recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. The Company is uncertain whether its investment in Actel will have any value following Actel's bankruptcy.

     DEBT RESTRUCTURING PLAN. During the second quarter of 2000, the Company undertook a plan (the "Debt Restructuring Plan") designed to restructure a significant portion of the Company's principal amount of debt and accrued interest under the Company's past due debt. In connection with the Debt Restructuring Plan, the Company recorded a pre-tax gain of $6.8 million as a result of the sale of Actel Shares for cash and extinguishment of debt as discussed below.

     The Debt Restructuring Plan consisted of (i) a private offering (the "Actel Share Offering") by the Company of Actel Shares for cash, and (ii) a private offering (the "Unit Offering") by the Company to certain holders of outstanding indebtedness of the Company of units consisting of Actel Shares and convertible notes of the Company (the "Convertible Notes").

     During the second quarter of 2000, the Company sold 1,149,614 Actel Shares for gross proceeds of $4.9 million in the Actel Share Offering, resulting in a gain of approximately $3.7 million. Proceeds were partially used to (i) reduce $1.0 million of past due notes and lease payables to Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel"),
(ii) reduce a total of $2.2 million of the amounts owed to MCC Investment Company, LLC ("MCCIC"), an affiliate of Berthel and another significant shareholder of the Company, under the Company's bridge loan originally obtained from New Valley Corporation (the "New Valley Loan") and the Company's Revolving Promissory Note from MCCIC, (iii) pay placement fees and other offering expenses of $444,000, and (iv) pay $479,000 to certain note holders upon conversion in the Unit Offering in partial payment of amounts owed to such note holders. The remaining proceeds were used for general working capital.

     During the second quarter of 2000, the Company transferred 1,063,584 Actel Shares with a fair value of approximately $4.6 million and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. A net gain of approximately $3.3 million was realized on transfer of the Actel Shares. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock (the "Common Stock") at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

     SALE OF INCOMEX. In 1998, the Company purchased Incomex, Inc. ("Incomex"). Incomex contracted with Mexican resort hotels to provide billing and collection services for calls to the United States from Mexico.

     Effective June 30, 2000 the Company sold all the shares of Incomex to three of the former shareholders of Incomex, for (a) the transfer to the Company by the purchasers of 250,000 shares of Common Stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex.

     SALE OF CERTAIN ASSETS OF MURDOCK TECHNOLOGY SERVICES. MTS was formed as a division of the Company in 1998 to provide database profit management services and other value added services to the hospitality telecommunications management market. MTS's principal product, the MCC Telemanager , is a proprietary software and hardware product created to help manage telecommunication installations and services in the hospitality market. MTS accounted for approximately 15.7% of the Company's revenues for the year ended December 31, 1999. In February 2000, the Company entered into a Rental Agreement with TeleManager.net providing for the operation of the Company's Telemanager system by TeleManager.net in exchange for monthly rental payments to the Company. The Company also entered into a memorandum of understanding to negotiate a sale of certain assets of MTS to TeleManager.net. The MCC Telemanager(TM) was the primary service provided by the MTS business unit. On December 20, 2000, the Company sold certain assets which were subject to the Rental Agreement to Telemanager.net for (a) cash at closing of $104,500 and (b) the termination of employment agreements with the two principal owners of Telemanager.net who are former executives of the Company. The parties also executed mutual releases relating to certain potential liabilities between the Company and the former officers. As a result, the Company recorded a gain of $55,000 in the fourth quarter of 2000.

     BAD DEBT AND UNIVERSAL SERVICE FUND FEES. During 1999, PIC recorded bad debt in excess of historical amounts of approximately $5.6 million primarily relating to collection issues for one type of call processing service provided by its subsidiary ATN to a principal customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As a result of this collection issue, PIC switched to another billing and collection firm in November 1999. The prior billing and collection firm alleged that PIC had breached its contract and that it had a lien on the collections from calls processed by the new billing and collection firm. At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection.

     On January 25, 2001, the Company reached a settlement agreement with the prior billing and collection firm and the new billing and collection firm. Under this settlement: (a) PIC and ATN are relieved from any further liability allegedly owed to either billing and collection firm, (b) PIC agreed to pay nominal consideration and to relinquish its claims to funds held by the new billing and collection firm, (c) PIC and ATN released any potential claims that they had against the prior billing and collection firm, including claims ATN may have for the alleged failure by the prior billing and collection firm to assess USF contribution charges (see discussion below) on certain traffic, as well as any claims that ATN may have against the prior billing and collection firm for its role in the excessive bad debt charges, and (d) PIC and ATN released any potential claims that they had against the new billing and collection firm.

     In December 1999, the Company recorded a $1.7 million liability for amounts allegedly due by ATN to the Universal Service Administrative Company ("USAC") for universal service fund ("USF") fees. During the first two months of 2001, ATN received credit memos from USAC which reflect a balance due USAC of $806,000. Accordingly, ATN recorded a $894,000 credit in the fourth quarter of 2000. The Company can make no assurances that ATN will not be liable for additional USF fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     STANDSTILL AGREEMENT. The Company historically obtained lease and other financing services from Berthel. In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forebear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 1, 2001, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

     OPTIONS TO ACQUIRE ACNET. The Company has an option to acquire Intercarrier Transport Corporation, the holder of 99% of the outstanding shares of AcNet S.A. de C.V. of Mexico ("AcNet Mexico") which expires on August 31, 2001. The Company's option to acquire AcNet USA, Inc. ("AcNet USA") expired on December 31, 1999. The options provide for an aggregate purchase price of 2,325,000 shares of the Company's Common Stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing its options to acquire the AcNet entities. As of December 31, 2000, the Company had recorded an investment of $4.7 million in the AcNet entities, including loans, interest and acquisition costs. As a result of the Company's decision not to pursue an acquisition of the AcNet entities and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded write-downs of $3.7 million in 1999 and $990,000 in 2000, which is all of the Company's investment in the AcNet entities, due to the uncertainty of ultimate recovery of its investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances and interest. However, AcNet USA filed for bankruptcy on March 29, 2001, and the Company has been informed that AcNet Mexico is currently in receivership.

THE  COMPANY'S  PRINCIPAL  BUSINESS  UNIT

     In 1997, the Company purchased PIC and PIC Resources Corp., including its wholly owned subsidiary ATN. Currently, all of the Company's telecommunication services are provided by PIC. PIC offers telecommunications services principally to aggregators of operator service traffic and to a limited number of payphone operators. ATN has discontinued its operations.

     Prior to 2000, PIC and ATN operated in concert to provide marketing, service delivery and customer support for owners and aggregators of telecommunications services. PIC and ATN provided both live operator services and automated call processing services. The operator center, located in Mobile, Alabama, featured 50 live operator stations and automated call platforms. PIC and ATN also offered credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting.

     During 1999, PIC experienced significant operating and cash flow difficulties. The management of PIC developed a new business plan during 2000 to stabilize the PIC business. As a result of this revised business plan, PIC is now largely a reseller of call processing services and has accordingly eliminated its live operator center. PIC began in the second half of 2000 to distribute excess cash flow to the Company as a result of these changes. However, PIC has not had excess cash flow for distribution to the Company in recent months as a result of declining revenues, higher cost of sales and the loss of a number of its customers. As a result, the Company is uncertain regarding PIC's ability to make cash distributions to the Company in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     Competition in the telecommunications industry is intense. PIC competes with numerous other providers of alternative operator services and call processing services. PIC's customers, which include telephone owners and aggregators, are extremely attentive to the competitive environment and the competitive efforts of alternative operator service providers to acquire new customers. The Company believes that competition in its markets is based principally on price. PIC may face competition from companies with greater financial, technical, marketing and other resources than the Company. There can be no assurance that PIC will be able to compete successfully in its markets.

SIGNIFICANT  CUSTOMERS

     During 2000, the Company derived approximately 33% and 29% of its revenue from two PIC customers. PIC is currently in mediation regarding a dispute with one of these customers and is conducting negotiations with the other customer. As a result, there is substantial uncertainty regarding PIC's ability to continue to do business with these two customers. The loss of either of these customers would have a material adverse effect on the Company. The Company also derived approximately 12% of its revenue during 2000 from a third PIC customer. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES  AND  MARKETING

     The Company's sales efforts historically were conducted largely by its internal sales force. PIC had one member of its sales staff who was laid off prior to December 31, 2000. PIC's Chief Executive Officer currently services its existing customers. PIC does not devote any resources to obtaining new customers.

INTELLECTUAL  PROPERTY

     The Company does not currently have any material patent or trademark registrations. The Company principally relies on trade secrets and proprietary know-how in the operation of its business.

REGULATION

     As a result of PIC's revised business plan limiting PIC's services largely to reselling call processing services, the management of PIC does not believe that it is currently subject to any significant federal or state telecommunications regulation. However, no assurance can be given that the Company's business is not currently or will not in the future become subject to significant regulation. Federal or state regulatory authorities may claim that the Company has failed to comply with applicable laws or regulations. Fines or other penalties also may be imposed for such violations.

EMPLOYEES

     As of December 31, 2000, MCC had seven full-time employees and no part-time employees, including five full-time employees at PIC, and two full-time employees at its corporate headquarters. The Company believes its relationships with its employees are good. None of the Company's employees is subject to a collective bargaining agreement.

ITEM  2.  PROPERTIES

     The Company's corporate offices are located in Cedar Rapids, Iowa. The following table sets forth the principal properties of the Company as of December 31, 2000.

                                      OWNED
                                        OR
LOCATION            BUSINESS SEGMENT  LEASED  EXPIRATION DATE   SQUARE FEET
------------------  ----------------  ------  ----------------  -----------
Cedar Rapids, Iowa  Corporate Office  Leased  Monthly (1)             3,120
Mobile, Alabama. .  PIC               Leased  Monthly (1)             1,500

(1)     The  leases  are  on  a  monthly basis until terminated by either party.

ITEM  3.  LEGAL  PROCEEDINGS

     A lawsuit was filed in Superior Court of the State of California on October 20, 1999 claiming conspiracy to defraud, fraud and deceit, and conversion against several defendants, including ATN, in connection with an Internal Operator Services Agreement between the plaintiffs and defendant Paramount International Telecommunications, Inc. ("Paramount"). The Internal Operator Services Agreement sets out that Paramount will provide (among other things) calling services and billing and collection of the charges through local exchange carriers, and Paramount would deduct agreed upon fees for its services and remit the balance to the plaintiffs. Paramount allegedly contracted out operator and billing services with ATN from May 1998 until present. In addition to other claims against Paramount, the plaintiffs complain that Paramount and ATN conspired to falsify call charge reports being sent to the plaintiffs by underreporting the amount of charges billed to the end user and keeping the monies generated therefrom, thereby damaging the plaintiffs for no less than approximately $280,000. The plaintiffs also seek punitive damages in an unspecified amount. ATN filed its response on January 4, 2000. This action was dismissed on February 1, 2001.

     On April 26, 2000, PIC filed an action in state court in Travis County, Texas, against OAN Services, Inc. ("OAN") and Billing Concepts, Inc. ("BCI"), claiming breach of contract and tortious interference by BCI in connection with a billing and related services agreement, dated September 1, 1999 between PIC and OAN, and an Account Purchase Agreement, dated November 18, 1999 between PIC and OAN. PIC has also alleged that BCI's conduct in transmitting notice to OAN claiming rights in call records delivered to OAN by PIC and ATN was inaccurate and misleading, thus constituting tortious interference by BCI. PIC sought a declaration from the court that it is entitled to proceeds being held by OAN in the amount of between $650,000 and $850,000 free and clear of any claims of BCI and OAN as well as other damages. On June 5, 2000, OAN and BCI each filed an answer in response to PIC's claims and made certain other pre-trial motions. On July 5, 2000, BCI filed a counterclaim against PIC and ATN alleging breach of contract and certain related claims and seeking damages in an unspecified amount. On January 25, 2001, PIC reached a settlement agreement with the BCI and OAN. Under this settlement: (a) PIC and ATN are relieved from any further liability allegedly owed to BCI or OAN, (b) PIC agreed to pay nominal consideration and to relinquish its claims to funds held by OAN, (c) PIC and ATN released any potential claims that they had against BCI, including claims ATN may have for the alleged failure by BCI to assess USF contribution charges (see discussion below) on certain traffic, as well as any claims that ATN may have against BCI for its role in the excessive bad debt charges, and (d) PIC and ATN released any potential claims that they had against OAN.

     On December 19, 2000, ATN filed an action in Texas state court against Telephone Service Bureau, LLC ("TSB") and Network Operator Services, Inc. ("NOS"), claiming breach of contract by TSB in connection with an Operator
Services Agreement between ATN and TSB. Specifically, ATN claimed that TSB breached the Operator Service Agreement by refusing to pay ATN for accrued and unaccrued bad debt "true-ups", which ATN estimates exceeds $2.9 million. As a result of the "bad debt" impact on ATN's financial condition, ATN was forced to discontinue business in late 1999, and PIC thereafter continued providing TSB access to a switch and related operator services. Because of the known history of the call traffic at issue, PIC requested that this particular traffic be handled elsewhere, and is now being processed by NOS. ATN's application for writ of attachment seeks attachment of advances made by PIC and NOS to TSB as a result of TSB traffic now being processed NOS (NOS was named in the suit solely to bind it to the requested writ of attachment). ATN also requested injunctive relief restraining and enjoining TSB from taking any actions which would cause the call traffic to be re-routed or diverted and ordering PIC and NOS to deposit that portion of the PIC and NOS advances constituting TSB's gross margin into the registry of the court pending trial. The state court entered a temporary restraining order on

December 19, 2000 (effective through January 2, 2001), directing that TSB refrain from re-routing any traffic away from PIC or NOS. The temporary restraining order was later extended through January 16, 2001.

     On January 2, 2001, TSB filed a special appearance and removed the case to U.S. District Court. TSB simultaneously filed a motion to dismiss, claiming that the case should be dismissed for lack of personal jurisdiction, or, alternatively, improper venue. It was not until the filing of TSB's motion to dismiss that ATN became aware of related suits filed on November 8, 2000, in the Chancery Court for Knox County, Tennessee, styled Telephone Service Bureau vs. ATN Communications, Inc. and Priority International Communications, Inc. (the subject matter of which is also the Operator Services Agreement) and on January 2, 2001, in the Chancery Court for Knox County, Tennessee, styled Call Management Systems, Inc. vs. ATN Communications, Inc. and Priority International Communications, Inc. ATN has removed these cases to federal court in Tennessee.

     TSB also filed a motion with the U.S. District Court in Texas to dissolve the temporary restraining order on January 2, 2001. The District Court denied TSB's motion to dissolve on January 5, 2001, and ordered the injunction hearing be set for January 16, 2001. On January 9, 2001, ATN filed a motion to remand the matter back to state court. NOS simultaneously filed a motion to dismiss. Responses to TSB's motion to dismiss and NOS's January 9 motion have been filed by ATN. On January 13, 2001, the parties reached a standstill agreement to remain in effect pending a mediation to take place. The courts in Texas and Tennessee have stayed all proceedings until a date not more than fourteen days after completion of the mediation. PIC is currently in mediation regarding this dispute. No assurances can be given at this time as to the outcome of this matter.

     In the normal course of business, the Company also may be involved in various legal proceedings from time to time. Except as set forth above, the Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II
                                     -------

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

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

             Common Stock   Warrants
             ------------   --------
Quarter      High    Low   High    Low
-----------  -----  -----  -----  -----
FISCAL 1999
First . . .  $4.63  $2.75  $0.38  $0.06
Second. . .   4.13   2.75   0.63   0.19
Third . . .   3.88   2.69   0.60   0.24
Fourth. . .   3.25   1.75   0.88   0.10

FISCAL 2000
First . . .   2.63   0.88   0.69   0.15
Second. . .   1.63   0.31   0.19   0.13
Third . . .   0.69   0.25   0.13   0.13
Fourth. . .   0.52   0.09   0.06   0.02

     At March 1, 2001, there were approximately 140 holders of record of Common Stock.

     The Company has not paid any cash dividends on the Common Stock in the last two years. Certain of the Company's current financing agreements contain restrictions on the payment of dividends. The Company intends to retain any earnings for use to repay its past due debt and in the operation of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Effective March 22, 2000, the Company issued warrants to purchase 150,000 shares of the Company's common stock to two former officers of the Company in connection with the termination of their employment agreements. The warrants were issued at an exercise price of $1.00 per share with an expiration date of March 22, 2003. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, amended (the "Act"), pursuant to Section 4(2) of the Act.

     During the second quarter of 2000, the Company transferred 1,063,584 Actel Shares and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's Common Stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes were issued in a private placement exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein. The statement of operations data for the five years ended December 31, 2000 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company. These financial statements were prepared on a going concern basis.


                                                        2000(a)    1999(b)   1998(c)   1997(d)   1996(e)
                                                       ---------  ---------  --------  --------  --------
                                                              (In thousands, except per share data)
Statement of Operations Data:
Revenues. . . . . . . . . . . . . . . . . . . . . . .  $  8,437   $ 27,463   $26,067   $ 8,417   $ 8,165
Gross profit. . . . . . . . . . . . . . . . . . . . .     2,912      1,467     8,025     2,144     2,925
Loss from continuing operations . . . . . . . . . . .    (3,517)   (16,441)     (883)   (7,900)   (3,572)
Loss before extraordinary item. . . . . . . . . . . .    (5,024)   (18,398)     (174)   (7,900)   (3,572)
Net loss attributable to common shareholders. . . . .    (4,427)   (18,592)     (349)   (7,900)   (2,488)
Basic and diluted net loss
  per common share
    Loss from continuing operations . . . . . . . . .  $  (0.34)  $  (1.60)  $ (0.19)  $ (1.89)  $ (1.41)
    Income (loss) from discontinued operations. . . .     (0.14)     (0.19)     0.13         -         -
    Extraordinary gain. . . . . . . . . . . . . . . .      0.07          -         -         -      0.43
    Net loss. . . . . . . . . . . . . . . . . . . . .  $  (0.41)  $  (1.79)  $ (0.06)  $ (1.89)  $ (0.98)

Balance Sheet Data:  (at end of year)
Total assets. . . . . . . . . . . . . . . . . . . . .  $  1,108   $ 14,200   $20,909   $ 9,386   $ 7,479
Notes payable . . . . . . . . . . . . . . . . . . . .     8,783     13,708     6,788     1,715         -
Long-term debt. . . . . . . . . . . . . . . . . . . .     5,103      7,502     7,860     8,352     5,138
Total liabilities . . . . . . . . . . . . . . . . . .    18,861     27,964    17,763    13,868     6,280
Redeemable preferred stock. . . . . . . . . . . . . .         -      1,868     1,837     1,544         -
Shareholder's equity (deficiency) . . . . . . . . . .   (17,753)   (13,764)    4,077    (4,482)    1,175

(a)     Includes: a $3.9 million charge for impairment of assets; a $990,000 charge for the write-down of the  Company's  investment  in  the AcNet entities; a $1.6 million charge for impairment of investment in
Actel;  a  $894,000  credit  for  USF  fees;  a  gain  of $7.0 million recorded in connection with a Debt
Restructuring  Plan;  and  a  $722,000  extraordinary  gain  on  extinguishment  of  debt.

(b)     Includes:  $5.6  million  of  bad  debt  in  excess  of  historical amounts primarily relating to collection issues for one type of call processing service provided by PIC to a principal customer; a $1.7 million  charge  for  USF fees; a $3.3 million charge for impairment of assets; and a $3.7 million charge for  the  write-down  of  the  Company's  investment  in  the  AcNet  entities.

(c)     Includes  a  gain  of  $453,000 relating to the termination of the Company's agreement with AT&T.

(d)     Includes:  a $1.0 million charge on the write-off of all the assets of a joint venture and a $1.4 million  charge  on  the  impairment  write-down  of  assets  related  to  the  PIC  acquisition.

(e)     Includes  an  extraordinary  gain  on  debt  restructuring  of  $1.1  million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MCC currently operates as a holding company with the Company's principal assets being the PIC business segment and its investment in Actel. PIC is now largely a reseller of call processing services. Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-user services in the Southeastern United States.

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

     Through a series of acquisitions and new product developments, the Company transformed itself during 1998 from a reseller of AT&T network services to U.S. hotels to a provider of operator services and call processing to North American pay phones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry.

     As of the date of this report, the Company has a large amount of past due debt and has also experienced significant operating and cash flow difficulties at the PIC business unit.

     The Company has been developing a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC is now largely a reseller of call processing services and has accordingly eliminated its live operator center. PIC began to distribute excess cash flow to the Company in the second half of 2000 as a result of these changes. However, PIC has not had excess cash flow for distribution to the Company in recent months as a result of declining revenues, higher cost of sales and the loss of a number of its customers. As a result, the Company is uncertain regarding PIC's ability to make cash distributions to the Company in future periods. ATN, a wholly owned subsidiary of PIC, has discontinued its operations. Unless otherwise indicated, references in this report to "PIC" include the historical operations of ATN.

     The Company completed several financial transactions in the second quarter of 2000 which resulted in significant improvement in the Company's financial condition. The Company's strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to attempt to obtain financing to fund operations. If the Company is successful in completing further improvements to its financial condition, the Company may seek other strategic alternatives, including attempting to use the Company's public shell as a merger vehicle. Due to the Company's large amount of past due debt, the Company will need to continue its restructuring efforts in 2001. The Company believes that possible sources of funds in 2001 to enable the Company to continue its operations consist of cash distributions from its PIC business unit and advances from MCCIC. No assurance can be given that the Company will be able to obtain adequate funds from any of these possible sources in 2001. If the Company is unable to restructure its past due debt or to obtain adequate funds for its operational needs, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern. See Note 1 in Notes to Consolidated Financial Statements and "Liquidity and Capital Resources."

RESULTS  OF  OPERATIONS

     The following table sets forth statements of operations items and the percentages that such items bear to revenues:

                                                Years ended
                                                December 31,
                                            --------------------
                                             2000   1999   1998
                                             -----  -----  -----
Revenues. . . . . . . . . . . . . . . . . .   100%   100%   100%
Cost of sales . . . . . . . . . . . . . . .    65%    95%    69%
Selling, general, and administrative. . . .    33%    19%    23%
Depreciation and amortization . . . . . . .    12%     7%     6%
Impairment of assets. . . . . . . . . . . .    65%    12%    --
AcNet bad debt and acquisition expenses . .    12%    13%    --
Total operating expenses. . . . . . . . . .   121%    51%    29%
Operating income (loss) . . . . . . . . . .  (86)%  (46)%     2%
Gain on AT&T contract buyout. . . . . . . .    --     --      2%
Interest expense. . . . . . . . . . . . . .    42%    13%     8%
Other income. . . . . . . . . . . . . . . .    86%     1%    --
Loss from continuing operations . . . . . .  (42)%  (60)%   (4)%
Loss on disposition . . . . . . . . . . . .   (4)%    --     --
Income (loss) from discontinued operations.  (14)%   (7)%     3%
Extraordinary items . . . . . . . . . . . .     9%    --     --
Net loss. . . . . . . . . . . . . . . . . .  (51)%  (67)%   (1)%

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2000  AND  1999

REVENUES  -  Consolidated  revenues  declined  $19.1  million, or 69.3%, to $8.4
--------
million for the year ended December 31, 2000 from $27.5 million for the year ended December 31, 1999. Revenues from PIC declined $15.0 million to $8.2 million for the year ended December 31, 2000 from $23.2 million for the year ended December 31, 1999 primarily due to the loss of all or a significant portion of business with two principal customers as discussed in the next two paragraphs below and due to a change in revenue recognition (see Note 1 in Notes to Consolidated Financial Statements), partially offset by gains in new business.

     Effective the third quarter of 1999, a principal customer for long-distance services originating from Mexico terminated its relationship with PIC. Total revenues relative to the customer were $5.3 million for the year ended December 31, 1999.

     During 1999, PIC's operator service business unit derived revenues from a principal customer that totaled $14.0 million or 51% of total revenues of the Company. PIC terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls and the customer subsequently removed more traffic during 2000. Total revenues relative to this customer were $2.4 million or 29% of total revenues of the Company for the year ended December 31, 2000. PIC is currently in mediation regarding a dispute with this customer. As a result of this dispute, there is substantial uncertainty regarding PIC's ability to continue to do business with this customer. See "Legal Proceedings."

     PIC's revenues from another significant customer totaled $2.8 million, or 33% of the total revenues of the Company, for the year ended December 31, 2000. PIC is currently conducting negotiations with this customer. As a result of these negotiations, there is substantial uncertainty regarding PIC's ability to continue to do business with this customer.

     The change in revenue recognition resulted in a decline in other revenues of approximately $2.6 million and will continue to result in lower revenues for the Company.

     Revenues  from  MTS  declined  $4.1 million to $191,000 for the year ended
December 31, 2000 from $4.3 million for the year ended December 31,1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanger system, the division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold certain assets which were subject to the Rental Agreement to Telemanager.net. Telemanager.net is owned by former executives of the Company. Accordingly, this business unit will not provide any significant revenues, margins or operating losses in future periods.

COST  OF SALES - Consolidated cost of sales declined $20.5 million, or 78.7%, to
--------------
$5.5 million for the year ended December 31, 2000 from $26.0 million for year ended December 31, 1999. Consolidated cost of sales, as a percentage of revenues, was 65.5% for the year ended December 31, 2000 compared to 94.7% for the year ended December 31, 1999. The decline in consolidated cost of sales is primarily attributable to a loss of all or a significant portion of business with two principal PIC customers (see discussion above), the decline in MTS revenue related to the Rental Agreement with Telemanager.net (see discussion above), and due to significant bad debt expense and USF fees recorded during the year ended December 31, 1999.

     The Company did not record bad debt expense during 2000 due to a change in revenue recognition (See Note 1 in Notes to Consolidated Financial Statements). During 1999, PIC recorded bad debt expense in excess of historical amounts totaling approximately $5.6 million primarily relating to collection issues for one type of call processing service provided by PIC to a principal customer.

     In December 1999, ATN received notice from USAC that USF fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenues. This was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its billing and collection firm. The billing and collection firm's position was that they had collected the USF fees, and remitted them to ATN. As ATN is legally responsible for USF fees, in December 1999, it recorded a liability of $1.7 million. Subsequent to the year ended December 31, 2000, ATN received credit memos from USAC which reflect a balance due USAC of $806,000. Accordingly, ATN recorded a $894,000 credit in the fourth quarter of 2000. The Company can make no assurances that ATN will not be liable for additional USF fees.

     On January 24, 2001, the Company reached a settlement agreement with a prior billing and collection firm. The settlement includes ATN releasing any potential claims it has against the billing and collection firm related to its failure to assess USF charges as well as any claims for its role in the excessive bad debt charges recorded in 1999. PIC and ATN were relieved in this settlement from any further liability allegedly owed for additional bad debt expense (see Note 2 in Notes to Consolidated Financial Statements and "Legal Proceedings").

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $2.5 million, or 48.6%, to $2.8 million for the year ended December 31, 2000 from $5.3 million for the year ended December 31, 1999. The decline in expenses is primarily related to the substantial elimination of MTS expenses related to the Rental Agreement with Telemanager.net (See discussion above), and lower compensation and travel expense at PIC and Corporate, partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 32.6% for the year ended December 31, 2000 compared to 19.4% for the year ended December 31, 1999.

DEPRECIATION  AND  AMORTIZATION  EXPENSE-  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $963,000, or 50.5%, to $935,000 for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999. The decline is due to impairments recorded in 1999 and 2000. This lower level of expense is expected to continue in future periods.

IMPAIRMENT  OF  ASSETS  - The Company periodically reviews long-lived assets and
----------------------
intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Although the Company devised a revised operating plan during 2000 to stabilize the PIC business, PIC continues to operate in a rapidly changing competitive environment which creates uncertainty regarding the fair value of PIC assets. Accordingly, for the year ended December 31, 2000, the Company recorded an impairment write-down of goodwill related to PIC of approximately $3.3 million and a write-down of other assets, primarily telecommunications equipment, of $598,000. All impairments were determined based on the estimated fair value of such assets.

     On April 11, 2001, Actel filed for bankruptcy under Chapter 11. As a result, the Company has recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. The Company is uncertain whether its investment in Actel will have any value following Actel's bankruptcy.

ACNET  BAD  DEBT  AND ACQUISITION EXPENSE - As of December 31, 2000, the Company
-----------------------------------------
had a gross investment of $4.7 million related to its proposed acquisition of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3.7 million in 1999 and $990,000 in 2000 due to the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances. However, AcNet USA filed for bankruptcy on March 29, 2001, and the Company has been informed that AcNet Mexico is currently in receivership.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount,  was  $3.5  million  for  the  years ended December 31, 2000 and 1999.

     Interest expense savings were achieved due to the completion of the Debt Restructuring Plan initiated in the second quarter of 2000 (See Note 8 in Notes to Consolidated Financial Statements) in which the Company restructured a significant portion of its past due principal debt and accrued interest. Offsetting the lower interest achieved during the second half of the year as a result of the Debt Restructuring Plan was the amortization of warrants issued to an affiliate of Berthel for loans or advances made to the Company, or on the Company's behalf, dating to January 2000 (See discussion in "Liquidity and Capital Resources"), and an increase in interest rates on past due debt in the first half of 2000 and higher levels of debt during 2000 compared to 1999 primarily related to investments in Actel and the AcNet entities.

OTHER  INCOME - Consolidated other income increased $7.0 million to $7.3 million
-------------
for the year ended December 31, 2000 from $314,000 for the year ended December 31, 1999. The increase was primarily due to a pre-tax gain of

$7.0 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 8 to Notes to Financial Statements) and a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama.

INCOME  FROM  DISCONTINUED  OPERATIONS  OF INCOMEX - Effective June 30, 2000 the
--------------------------------------------------
Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's Common Stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

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

EXTRAORDINARY  ITEM  -  GAIN  ON EXTINGUISHMENT OF DEBT - In connection with the
-------------------------------------------------------
Debt Restructuring Plan the Company began in the second quarter of 2000, the Company reached a Comprise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two notes payable with a financial institution with combined principal of $900,000. As a result, the Company recorded a $722,000 Extraordinary Gain on Extinguishment of Debt, including interest, in the fourth quarter of 2000.

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  1999  AND  1998

REVENUES  -  Consolidated  revenues  increased  $1.4  million, or 5.4%, to $27.5
--------
million for the year ended December 31, 1999 from $26.1 million for the year ended December 31, 1998. Revenues from PIC increased $2.4 million to $23.2 million for the year ended December 31, 1999 from $20.8 million for the year ended December 31, 1998 due to increases in the consumer alternative dialing revenues, partially offset by a decline in revenues from a principal customer as discussed below.

     During 1998, PIC's operator services business unit began providing services to a principal customer for long distance services originating from Mexico. During 1998, the Company provided full service in connection with the customer's calls including billing and collections and accordingly recognized as revenues the value of such billed services. The results were that 1998 revenues from this customer totaled $4.2 million or 16% of the total revenues of the Company. In the first quarter of 1999, the Company modified its relationship with the customer whereby calls were processed and billing records were delivered to the customer for submission to the customer's billing service. The Company received fees for its services that were recognized as revenues rather than the billed value of the calls. Accordingly, the revenues associated with this customer included in the results for the year ended December 31, 1999 represents a blending of full service revenues, representing the period from January 1 through February 4, 1999, and fee revenues from February 5 through June 30, 1999. Total revenues relative to the customer for the year ended December 31, 1999 were $5.3 million or 19% of the total revenues of the Company for the year. Effective June 1999, this customer terminated its relationship with PIC.

     During 1998, PIC's operator service business unit derived revenues from a principal customer that totaled $8.4 million or 32% of total revenues of the Company, compared with $14.0 million or 51% in 1999. PIC terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls.

     Revenues from MTS declined $1.0 million to $4.3 million for the year ended December 31, 1999 from $5.3 million for the year ended December 31, 1998 due to the termination of the Lodging Partnership Program with AT&T in October 1998. Call processing revenues generated by MTS through its Lodging Partnership Program decreased from $2.1 million for the year ended December 31, 1998 to none for the year ended December 31, 1999. MTS's revenue for the year ended December 31, 1999 consisted of revenues from its Telemanager services and equipment sales.

COST  OF SALES - Consolidated cost of sales increased $8.0 million, or 44.1%, to
--------------
$26.0 million for the year ended December 31, 1999 from $18.0 million for the year ended December 31, 1998. Consolidated cost of sales, as a percentage of revenues, was 94.7% for the year ended December 31, 1999 compared to 69.2% for the year ended December 31, 1998. The increase in cost of sales is primarily attributable to the PIC segment which experienced higher cost of sales as a percentage of revenues due to a $5.6 million of bad debt in excess of historical amounts as discussed below for the year ended December 31, 1999.

     During 1999, PIC recorded bad debt in excess of historical amounts totaling approximately $5.6 million primarily relating to collection issues for one type of call processing service provided by PIC to a principal customer. Also, in December 1999, the Company recorded a $1.7 million liability for USF fees from 1997 through 1999 which represents the period of time the liability is the responsibility of ATN.

     Excluding the impact of the $5.6 million of bad debt in excess of historical amounts and the $1.7 million liability for USF fees, consolidated cost of sales, as a percentage of revenues, was 68.1% for the year ended December 31, 1999 compared to 69.2% for the year ended December 31, 1998.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $609,000, or 10.2%, to $5.4 million for the year ended December 31, 1999 from $6.0 million for the year ended December 31, 1998. Selling, general and administrative expense, as a percentage of revenues, was 19.4% for the year ended December 31, 1999 compared to 22.9% for the year ended December 31, 1998. The reduction in expenses were primarily due to lowering expenses at PIC and MTS, partially offset by higher corporate overhead expenses.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization increased $213,000 or 12.7%, to $1.9 million for the year ended December 31, 1999 from $1.7 million for the year ended December 31, 1998. The increase is primarily the result of additional goodwill of $3.6 million recorded in the fourth quarter of 1998 for the settlements of the earn-outs in connection with the Company's acquisition of PIC, which is being amortized over the remaining life of the original goodwill.

IMPAIRMENT  OF  ASSETS  - The Company periodically reviews long-lived assets and
----------------------
intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Due to the rapidly changing competitive environments in which the Company operates, the significant bad debts experienced, the loss of PIC's two major customers and the declining revenues per call have prevented the Company from significantly increasing operating profits from levels that existed prior to the acquisition, in 1999, the Company recorded an impairment write-down for goodwill of approximately $3.0 million related to PIC and of approximately $0.3 million related to other assets, primarily telecommunications equipment, based on the expected fair value of such assets.

ACNET  BAD  DEBT  AND ACQUISITION EXPENSE - As of December 31, 1999, the Company
-----------------------------------------
had an investment of $4.7 million consisting of $3.7 million of loans, $265,000 of interest and $747,000 of costs incurred either related to the proposed acquisition of the AcNet entities or paid on behalf of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing its options to acquire the AcNet entities. As a result and due to cash flow difficulties experienced by the AcNet entities, the Company recorded a $3.7 million asset write-down in 1999 due to the uncertainty regarding the ultimate recovery of the investment and notes (see
Note  6  in  Notes  to  Consolidated  Financial  Statements).

GAIN  ON  AT&T  CONTRACT  BUYOUT - The Company's agreement with AT&T was amended
--------------------------------
during 1998 to terminate as of October 15, 1998. Under the amendment, AT&T will directly manage the existing customers under the contracts and AT&T assumed liability for all commissions owed to the existing customers for the period March 1, 1998 to October 15, 1998. As a result, the Company recorded a one-time gain in the fourth quarter of 1998 of $453,000 representing the commissions assumed by AT&T less the write-off of owned equipment at the existing customers properties.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, increased $1.4 million, or 70.0%, to $3.5 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998. The increase was primarily due to additional debt incurred related to the investments in Actel and the AcNet entities, the costs associated with the earn-out settlement with respect to the acquisition of PIC, the Company's lower operating profit and general working capital purposes, and to an increase in the interest rates on the past due debt.

OTHER  INCOME - Consolidated other income increased $328,000 to $314,000 for the
-------------
year ended December 31, 1999 from a loss of $14,000 for the year ended December 31, 1998. During the year ended December 31, 1999 the Company recorded $245,000 as other income for dividends accrued on its investment in Actel.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company completed several financial transactions in the second quarter of 2000 which resulted in significant improvement in the Company's financial condition. These transactions included the following: 1) the sale of 100% of the stock of Incomex to three of the former shareholders of Incomex. The terms of the purchase agreement included (a) the transfer to the Company by the purchasers of 250,000 shares of the Company's Common Stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919 originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers; 2) the sale of buildings in Cedar Rapids, Iowa and Mobile, Alabama and resulting payment on the related mortgage financing; and 3) the Debt Restructuring Plan in which the Company a) sold 1,419,614 Actel Shares in a private placement for approximately $4.9 million and b) transferred 1,063,584 Actel Shares and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's Common Stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

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

     Proceeds from the sale of the Actel Shares were used to reduce amounts owed to MCCIC under the New Valley Loan and the Revolving Promissory Note of $2.2 million, reduce past due note and lease payables to Berthel of $1.0 million, pay placement fees and other offering expenses of $444,000 and pay $479,000 to certain noteholders upon conversion in the Unit Offering a partial payment of amounts owed to such noteholders. The remaining proceeds of $779,000 were used for working capital purposes.

     At December 31, 2000, the Company's current liabilities of $14.0 million exceeded current assets of $906,000 resulting in a working capital deficit of $13.1 million. During the year ended December 31, 2000, the Company used $2.9 million in cash for operating activities, and received $7.1 million in investing activities. The Company received proceeds from new debt financing of $656,000 and made payments on debt of $4.9 million for net cash flows used in financing activities of $4.3 million. These activities resulted in an increase in available cash of $81,000 for the year ended December 31, 2000. Accounts receivable declined by $310,000 primarily due to the lower revenue volume at PIC. Note receivable declined by $500,000 due to the collection of the note during 2000. Total current liabilities declined by $8.9 million due to the Debt Restructuring Plan initiated during 2000, partially offset by higher accrued interest levels.

     The Company's debt and capital lease obligations as of December 31, 2000, including the current portion thereof, totaled $13.9 million compared to $21.2 million at December 31, 1999. The Company's current debt and capital lease obligations as of December 31, 2000 totaled $9.0 million compared to $16.2 million at December 31, 1999.

     As of December 31, 2000, the Company was past due in the payment of approximately $9.9 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $505,000 as of December 31, 2000.

     During 2000, the Company borrowed a total of $506,000 from MCCIC under the Revolving Promissory Note. The borrowings were originally due on demand and bear interest at 12%. On April 6, 2000, the entire interest of the New Valley Loan was purchased by MCCIC. As of December 31, 2000, the Company had $588,000 principal outstanding under all loans from MCCIC.

     The Company's capital expenditures for property, plant and equipment were $672,000 during 1999. The Company did not make any capital expenditures for property, plant and equipment during 2000. The Company does not anticipate incurring any material capital expenditures during 2001.

     The Company's past due debt at December 31, 2000 includes approximately $9.2 million of notes and accrued interest which have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

     The Company's existing capital and potential funds from operations will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for the next twelve months. The Company estimates that it will need at least $17 million for the next twelve months to fund working capital requirements and repay indebtedness that is either past due or will become due in that period, including accrued interest, past due amounts with trade vendors and USF fees payable. The Company believes that possible sources of funds in 2001 to enable the Company to continue its operations consist of cash distributions from its PIC business unit and advances from MCCIC. The Company also continues to engage in discussions with creditors to restructure indebtedness. In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. No assurance can be given that the Company will be able to raise adequate funds or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial condition.

FORWARD-LOOKING  STATEMENTS

     This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

- the Company's access to adequate funds to meet the Company's operating and financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

- the possibility that the Company's creditors may take legal action for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

-     the  Company's  ability  to  restructure  its  past  due  debt;

- the Company's ability to realize potential value from its PIC operating unit and its Actel investment and the ability of PIC to distribute cash to the Company in future periods;

-     the  possibility  of  additional  impairment  write  downs  of  assets;

-     the  Company's  ability  to  respond  to  competition  in  its  markets;

-     the  outcome  of  pending  litigation;

- changes in, or failure to comply with, governmental regulation, including telecommunications regulations;

- the effect of the alleged liability of ATN for up to $0.8 million of USF fees and the possibility that ATN may be liable for additional USF fees;

-     general  economic  conditions  in  the  Company's  markets;

- the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

-     various other factors discussed  in  this  Annual  Report  on  Form  10-K.

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

ITEM  7A.  DISCLOSURES  ABOUT  MARKET  RISK

     The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including past due debt with carrying value of $7.5 million, was at a fixed interest rate at December 31, 2000 and 1999 and, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 12% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $4.9 million and $2.9 million at December 31, 2000 and 1999, respectively. The fair value of this debt was zero and $2.5 million at December 31, 2000 and 1999, respectively. The potential loss in fair value on such fixed-rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company, notes thereto and related financial information are filed under this item beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2000.

DIRECTORS

                                                                                                                   DIRECTOR
NAME, AGE, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND DIRECTORSHIPS                                         AGE    SINCE
                                                                                                              ---  --------
GUY O. MURDOCK                                                                                                 45      1989

Mr. Murdock is a private investor.  He served as Chairman of the Board of the Company from
1989 to January 2000, as Chief Executive Officer of the Company from 1989 to April 1997 and as President of the Company from 1989 to July 1996.

WAYNE WRIGHT                                                                                                   55      1997

Mr. Wright has served as President of Priority International Communications, Inc. (a
wholly-owned subsidiary of the Company since October 1997) since March 1997 and as Chairman of the Board of Priority International Communications, Inc. from 1996 to 1997.
Mr. Wright served as an officer of U.S. Ameriphone (an aggregator of hospitality and pay phone businesses) from 1993 to 1996.

DAVID KIRKPATRICK                                                                                              61      2000

Mr. Kirkpatrick has been a private investor since 1992.  Mr. Kirkpatrick served as a consultant to a law firm from 1991 to 1992 and as a partner of Peat Marwick (an accounting firm) from 1962 to 1991, most recently as Managing Partner of the Houston office.

EUGENE I. DAVIS                                                                                                46      2000

Mr. Davis has served as Chairman of the Board and Chief Executive Officer of the Company
since May 2000 and served as Interim Chairman of the Board and Interim Chief Executive Officer
of the Company from January 2000 through May 2000.  He has served as Chairman of the
Board and Chief Executive Officer of Pirinate Consulting Group, LLC (a privately held consulting firm) since 1999 and as Chief Executive Officer of SmarTalk Teleservices, Inc. (a prepaid calling card provider) since 1999.  Mr. Davis served as Chief Operating Officer of Total-Tel USA
Communications, Inc. (a telecommunications provider) from 1998 to 1999.  Mr. Davis served as President of Emerson Radio Corp. (a consumer electronics products distributor) from 1994 to
1997 and served as Vice Chairman of the Board until 1997 and as a director from 1992 to 1997.

EXECUTIVE  OFFICER

     The following table sets forth the name, age, current position and principal occupation and employment during the past five years of the executive officer of the Company who is not a director:

NAME            AGE      CURRENT POSITION      Other Positions
                     ------------------------
Paul C. Tunink  42   Vice President, Chief     Vice President, Chief Financial Officer and
                     Financial Officer and     Treasurer of Stuart Entertainment, Inc. (a
                     Secretary since November  manufacturer of gaming supplies) from
                     1998.                     April 1995 to October 1998.  Divisional
                                               Vice President-Finance of Younkers Inc. (a
                                               retailer) from April 1992 to April 1995.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16 (a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's equity securities. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to the Company and written representations of certain of the Company's directors and executive officers, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act during 2000, except that Mr. Davis filed a Form 3 report in February 2000 to report his appointment as an officer and a director of the Company in January 2000 and Mr. Kirkpatrick filed a Form 3 report in February 2000 to report his appointment as a director of the Company in January 2000.

ITEM  11.  EXECUTIVE  COMPENSATION.

     CASH AND OTHER COMPENSATION. The table which follows sets forth certain information concerning compensation paid to, earned by or awarded to Eugene I. Davis, the Company's Chairman of the Board and Chief Executive Officer during fiscal 2000, and Paul C. Tunink, the Company's Vice President, Chief Financial Officer and Secretary during fiscal 2000 (collectively, the "named executive officers") during the years indicated below. No other executive officers of the Company received salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000.


                                    SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                                      ------
                                              ANNUAL COMPENSATION   SECURITIES
                                              -------------------   UNDERLYING        ALL OTHER
                                                                     OPTIONS (#)  COMPENSATION ($)
NAME AND PRINCIPAL POSITION            YEAR  SALARY ($)  BONUS ($)   -----------  ----------------
-------------------------------------  ----  ----------  ----------

Eugene I. Davis                        2000           -          -             -       181,109 (2)
  Chairman of the Board and            1999           -          -             -                -
  Chief Executive Officer (1)          1998           -          -             -                -

Paul C. Tunink                         2000     128,000  45,000 (4)            -                -
  Vice President, Chief                1999     128,000          -             -        31,261 (5)
  Financial Officer and Secretary (3)  1998      14,769          -        75,000                -

_______________

(1)  Mr.  Davis  has  served  as  Chairman of the Board and Chief Executive Officer of the Company
since  May  2000  and  served as Interim Chairman of the Board and Interim Chief Executive Officer
from January 2000 through May 2000. Mr. Davis' services are contracted through Pirinate Consulting
Group, LLC.

(2)  Represents amounts paid to Pirinate Consulting Group, LLC, an entity controlled by Mr. Davis, during  fiscal  2000.

(3)  Mr.  Tunink  has  been  a  Vice  President  of  the  Company  since  November  1998.

(4)  Represents  payments of $15,000 made on each of February 15, 2000, March 15, 2000 and May 15,
2000  to  Mr.  Tunink  under  a  retention  bonus  agreement.

(5)  Represents  amounts  paid  by  the  Company  for  Mr.  Tunink's  moving  expenses.

     OPTIONS GRANTED DURING 2000. There were no stock options granted to the named executive officers of the Company during the year ended December 31, 2000.

     FISCAL YEAR-END OPTION VALUES. The following table provides certain information regarding the unexercised options held by the named executive officers at December 31, 2000. No named executive officer exercised any options during the year ended December 31, 2000.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                    NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                   UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                 OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END (1)
                 --------------------------  --------------------------
NAME             EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------  -----------  -------------  -----------  -------------
Eugene I. Davis            -              -            -              -
Paul C. Tunink        75,000              -            -              -
_______________

(1) Based on the reported closing bid price of $0.0938 per share of Common Stock on the OTC Bulletin Board on December 29, 2000.

EMPLOYMENT  AND  CONSULTING  AGREEMENTS

     On November 16, 1998, the Company entered into an Employment Agreement with Paul C. Tunink. The Employment Agreement had an initial term through November 30, 1999 and renews automatically from year to year thereafter, unless terminated by either party, and provides a base salary of not less than $128,000. In addition, Mr. Tunink is eligible to participate in the Company's bonus plan and other executive compensation plans. The Employment Agreement contains a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provides that if his employment is terminated by the Company for any reason other than cause, including: (a) termination of employment by the Company or its successor; (b) reduction in salary; (c) the relocation of Mr. Tunink's workplace from the Cedar Rapids, Iowa area; (d) the Company's failure in any material respect to perform any provision of the Employment Agreement; or (e) Mr. Tunink's continued travel on the Company's behalf in excess of 50% for any continuous period of sixty days, Mr. Tunink will be entitled to receive severance payments totaling $128,000 for one year and continuation of health insurance coverage for one year.

     On January 10, 2000, the Company entered into a letter agreement with Pirinate Consulting Group, LLC ("Pirinate"), an entity controlled by Eugene I. Davis, for the personal services of Mr. Davis as the Company's Interim Chairman of the Board and Interim Chief Executive Officer. Pirinate receives $15,000 a month, plus out-of-pocket expenses, for these services. The initial term of this agreement was three months. Thereafter, either party may terminate this agreement, with or without cause, effective upon sixty days prior written notice. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company.

Compensation  of  Directors

     The Company pays Mr. Kirkpatrick a monthly retainer equal to the greater of
(a) $1,000 or (b) $1,000 for each meeting of the Board of Directors attended. In addition, in January 2000 the Company issued options to Mr. Kirkpatrick to purchase up to 20,000 shares of Common Stock, 10,000 of which were fully vested at the time of issuance and 10,000 of which vested on January 1, 2001, with an exercise price of $2.25 per share. Through its letter agreement with Pirinate, the Company pays Pirinate $15,000 per month for making Mr. Davis available to serve as the Company's Chairman of the Board and Chief Executive Officer. Messrs. Murdock and Wright do not receive any compensation for serving on the Company's Board of Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth information as of January 15, 2001 regarding the beneficial ownership of shares of Common Stock by (a) each person who is known to the Company to be the beneficial owner of more that 5% of the Common Stock, (b) each director, director nominee and named executive officer (as defined above) and (c) all directors and executive officers as a group.

     Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"), which provide, among other things, that a person is deemed to be the beneficial owner of Common Stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the Common Stock or has the right to acquire such ownership within sixty days after January 15, 2001.

                                       SHARES BENEFICIALLY   PERCENT OF
NAME OF BENEFICIAL OWNER                    OWNED  (1)         CLASS
-------------------------------------  --------------------  ----------
Eugene I. Davis                                           -           *
David Kirkpatrick (2)                                20,000           *
Guy O. Murdock (3)                                1,668,081        13.1
Wayne Wright (4)                                  2,640,067        21.0
Paul C. Tunink (5)                                   75,000           *
Berthel Fisher & Company, Inc. (6)                8,443,959        44.0
Larry A. Cahill (7)                               7,223,892        38.5
All directors and executive officers
   as a group (5 persons) (8)                     4,403,148        34.1
___________________

*   Less  than  1%.

(1) This table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated in footnotes to this table, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2)     Consists  of  20,000  shares  subject  to  exercise  of  options.

(3)     Includes  215,000  shares  subject  to  exercise  of  warrants.

(4) Includes 2,310,067 shares owned by a trust of which Mr. Wright is trustee, 80,000 shares subject to exercise of warrants and 250,000 shares held by Mr. Wright's spouse.

(5)     Consists  of  75,000  shares  subject  to  exercise  of  options.

(6) Includes (i) 2,965,154 shares of Common Stock beneficially owned by certain affiliates of Berthel for which Berthel shares voting and investment power, including 334,731 shares subject to exercise of warrants and 962,959 shares subject to conversion of Convertible Notes (based upon $2,917,765 of principal and interest outstanding under such notes as of January 15, 2001, divided by the conversion rate of $3.03 per share); (ii) 75,000 shares subject to exercise of warrants, (iii) 91,112 shares subject to conversion of Convertible Notes (based upon $276,069 of principal and interest outstanding under such notes as of January 15, 2001, divided by the conversion rate of $3.03 per share), and (iv) 5,199,121 shares subject to the exercise of warrants held by MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel and Larry
A. Cahill. Reflects information reported in a Schedule 13D filed with the SEC by Berthel on January 16, 1997, as amended on June 6, 1997, January 8, 1998, May 1, 1998, June 22, 1998, August 6, 1998 and January 15, 1999, as well as certain other information provided to the Company. The address of Berthel is 701 Tama Street, P.O. Box 609, Marion, Iowa 52302-0609.


(7) Includes 650,000 shares subject to exercise of warrants and 389,006 shares subject to conversion of Convertible Notes (based upon $1,178,689 of principal and interest outstanding under such notes as of January 15, 2001, divided by the conversion rate of $3.03 per share). Also includes 5,199,121 shares subject to the exercise of warrants held by MCCIC, a company owned by Berthel and Mr. Cahill. Mr. Cahill's address is 3330 Southgate Court S.W., Cedar Rapids, Iowa 52404.

(8) Includes 95,000 shares subject to exercise of options and 295,000 shares subject to exercise of warrants.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company obtains lease and other financing services from Berthel Fisher & Company, Inc. and its subsidiaries and their affiliated leasing partnerships ("Berthel"). Berthel is the beneficial owner of approximately 44.0% of the Common Stock as of January 15, 2001. As of March 1, 2001, the Company owed
Berthel a total of approximately $3.9 million under certain lease and debt financing arrangements and the Company owed MCCIC a total of approximately $635,000 under certain debt financing arrangements. In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interest of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forebear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 1, 2001, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

     In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under a placement agreement including a monthly retainer and placement fees. The Company paid to Berthel total fees of $536,000 during 2000. If further strategic transactions are completed, the Company will owe a success fee to Berthel, depending on the price of the strategic transactions.

     The Company undertook the Debt Restructuring Plan (See Note 8 to Notes to Consolidated Financial Statements) in 2000 which included restructuring certain debt and accrued interest with Berthel and Larry A. Cahill. Mr. Cahill beneficially owns approximately 38.5% of the Common Stock as of January 15, 2001. Pursuant to the Debt Restructuring Plan, the Company transferred 695,058 Actel Shares and issued Convertible Notes in an aggregate principal amount of $3.0 million to Berthel in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $5.9 million. The Company also transferred 273,768 Actel Shares and issued Convertible Notes in the aggregate principal amount of $1.1 million to Mr. Cahill in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of

$2.2 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of Common Stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Company paid Berthel $1.0 million in lease and interest payments on certain past due balances and paid MCCIC $2.2 million with proceeds from the Debt Restructuring Plan.

     The Company borrowed an aggregate of $506,000 from MCCIC, a company owned by Berthel and Mr. Cahill, in 2000 under a Revolving Promissory Note. The Revolving Promissory Note, which bears interest at 12% per year, was amended on June 22, 2000 to provide that all remaining principal and accrued interest are due on June 21, 2001. MCCIC paid the January, February and March payments of $200,000 each on behalf of the Company under the Company's bridge loan (the "New Valley Loan") with New Valley Corporation ("New Valley"). On April 6, 2000, MCCIC purchased the remaining interest of New Valley in the New Valley Loan. The New Valley Loan, which bears interest at 12% per year, was amended on June 22, 2000 to provide that all remaining principal and interest are due on June 21, 2001. Effective May 29, 2001, the Company issued warrants to purchase an aggregate of 5,199,121 shares of Common Stock at a weighted average exercise price of $1.99 per share to MCCIC in connection with the Company's borrowings under the Revolving Promissory Note and the New Valley Loan.

     The Company provided telecommunications services to certain hotels managed by Larken, Inc., a company controlled by Larry A. Cahill. The Company generated revenues of $115,000 in 2000 pursuant to its contracts with Larken, Inc. and accrued commissions of $180,000 payable to Larken, Inc. pursuant to such contracts. The agreement was terminated effective May 1, 2000.

     In January 2000, the Company entered into a letter agreement with Pirinate which provided that the Company would pay Pirinate $15,000 a month in exchange for up to six days per month of personal services from Eugene I. Davis. Under the letter agreement, Mr. Davis serves as Interim Chairman of the Board and Interim Chief Executive Officer of the Company. The letter agreement's term is for a minimum of three months, and thereafter either party may terminate the letter agreement, with or without cause, effective upon 60 days written notice. The letter agreement also provides that the Company, upon approval by Mr. Tunink, the Company's Chief Financial Officer, will pay Mr. Davis' out-of-pocket, travel and other major expenses related to his services to the Company. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company. The Company paid $181,109 under this agreement in 2000.

     On December 24, 2000, the Company signed a consulting services letter agreement with Prentice Services LTD ("Prentice"), an entity controlled by Wayne Wright, a member of the Company's Board of Directors. The agreement provides that Mr. Wright will serve as President of Priority International Communications, Inc. ("PIC"), a subsidiary of the Company, and will provide consulting services to PIC, as directed by the Company's Chief Executive Officer. Prentice receives $15,000 a month, plus out-of-pocket expenses, for these services. Also, at the sole discretion of the Company's Board of Directors, Prentice may receive additional success fees and bonuses. Either party may terminate this agreement, with or without cause, effective upon six months prior written notice. The Company paid $15,000 under this agreement in 2000.

     Guy O. Murdock, a director of the Company, received unauthorized cash advances on preferred stock dividends in the amount of $70,000 in 1999. Under the terms of the preferred stock, the Company, at its discretion, may pay such dividends in cash or in shares of its Common Stock. The Company has elected to pay all such dividends in shares of Common Stock. The Company has requested reimbursement from Mr. Murdock for the cash advances made to him, and upon such reimbursement will issue 25,555 shares of Common Stock to Mr. Murdock in full payment of the accrued stock dividends the Company has declared on its preferred stock. The Company has also requested substantiation or reimbursement from Mr. Murdock for approximately $66,000 for certain undocumented travel and entertainment expenses and advances.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents  filed  as  part  of  this  report:

1.     Financial  Statements -  See Index to Financial Statements on page F-1 of
--     ---------------------
this  Report.

2.     Financial Statement Schedules - See Index to Financial Statements on page
--     -----------------------------
F-1 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

3.     Exhibits:
--     --------

EXHIBIT NUMBER                               DOCUMENT DESCRIPTION
--------------  -------------------------------------------------------------------------------
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


3.4             Amended and Restated By-Laws of the Company. (3)

4.1             Form of Common Stock Purchase Warrant Agreement between the Company and Firstar Trust Company. (1)

4.2             Form of Redeemable Warrant. (1)

4.3             First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company.

4.4 Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between the Company and Firstar Bank, N.A.

4.5             Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A.

10.1            Murdock Communications Corporation 1993 Stock Option Plan. (1) (5)

10.2            Murdock Communications Corporation 1997 Stock Option Plan, as amended. (4) (5)

10.3            Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Guy O. Murdock. (4) (5)

10.4            Employment Agreement, dated as of January 1, 1999, by and between the
                Company and Colin P. Halford. (4) (5)

10.5            Amended and Restated Employment Agreement, dated as of October 1, 1998, by and between the Company and Thomas E. Chaplin. (4) (5)

10.6            Employment Agreement, dated as of January 1, 1999, by and between the
                Company and Bill R. Wharton. (4) (5)

10.7            Employment Agreement, dated as of November 1, 1998, by and among the
                Company, Priority International Communications, Inc., PIC Resources Corp.
                and Bonner B. Hardegree. (4) (5)



10.8            Employment Agreement, dated as of November 16, 1998, by and between the
                Company and Paul C. Tunink. (4) (5)

10.9            Form of Lease Agreement. (6)

10.10           Note and Security Agreement, Note #079-21846-00, dated as of October 28,
                1997, by and among PIC Resources Corp., ATN Communications, Inc.,
                Priority International Communications, Inc. and Berthel Fisher & Company
                Leasing, Inc. (6)

10.11           Note and Warrant Purchase Agreement, dated as of June 21, 1999, by and among the Company, Priority International Communications, Inc., Incomex,
                Inc., MCC Acquisition Corp., and New Valley Corporation. (6)

10.12           Stock Purchase Warrant dated June 21, 1999 from the Company to New
                Valley Corporation. (6)

10.13           Fixed Rate Senior Note dated June 21, 1999 from the Company to New
                Valley Corporation. (6)

10.14           Registration Rights Agreement, dated as of June 21, 1999, between the
                Company and New Valley Corporation. (6)

10.15           Option to Merge Agreement, dated as of June 9, 1999, among MCC
                Acquisition Corp., the shareholders of Intercarrier Transport Corporation, and
                Intercarrier Transport Corporation. (7)

10.16           Option to Merge Agreement, dated June 9, 1999, among MCC Acquisition
                Corp., the shareholders of AcNet USA, Inc. and AcNet USA, Inc. (7)

10.17           Amendment to Investment Agreement, dated as of June 21, 1999, among
                ACTEL Integrated Communications, Inc., the Company, John Beck and
                Richard Courtney. (7)

10.18           Waiver and First Amendment to Note and Warrant Purchase Agreement,
                dated as of December 17, 1999, among the Company, Priority International
                Communications, Inc., ATN Communications, Inc., Incomex, Inc., MCC
                Acquisition Corp. and New Valley Corporation. (8)



10.19           Billing Services and Advance Funding Agreement, dated as of February 4,
                2000, between Priority International Communications, Inc. and NCIC
                Communications, Inc. (9)

10.20           Stockholders Agreement, dated as of April __, 2000, among Actel Integrated
                Communications, Inc., the Company and the other stockholders of Actel
                Integrated Communications, Inc. (10)

10.21           First Amendment to Stockholders Agreement and Consent to Permitted
                Transferees, dated as of June 13, 2000, among Actel Integrated
                Communications, Inc., the Company and the other stockholders of Actel
                Integrated Communications, Inc. (10)

10.22           Placement Agreement, dated as of January __, 2000, between the Company and Berthel Fisher & Company Financial Services, Inc. (10)

10.23           Form of Convertible Note of the Company due May 29, 2003 (10)

10.24           Billing and Advance Funding Agreement, dated as of February 2, 2000, between Priority International Communications, Inc. and Paramount
                International Telecommunications, Inc. (10)

10.25           Purchase Agreement, dated as of June 23, 2000, among the Company, MCC
                Acquisition Corp., John Rance, Michael Upshaw, Fernando Ficachi and the
                other former shareholders of Incomex, Inc. (11)

10.26           Addendum to Employment Agreement for Paul C. Tunink (5)

10.27           Letter Agreement, dated December 24, 2000, between the Company and
                Prentice Services Ltd.

10.28           Operator Services Subscriber Agreement, dated as of June 22, 2000, between
                NCIC Operator Services and Priority International Communications, Inc.

10.29           Agreement to Terminate Written Employment Agreement, dated
                December 20, 2000, between the Company and Colin Halford (5)



10.30           Agreement to Terminate Written Employment Agreement, dated
                December 20, 2000, between the Company and William Wharton (5)

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

(4)     Filed  as  an  exhibit to the Company's Annual Report on Form 10-KSB for the year ended
December  31,  1998  (File  No.  000-21463)  and  incorporated  herein  by  reference.

(5)     Management  contract  or  compensatory  plan  or  arrangement.

(6)     Filed  as  exhibit  to  the  Company's  registration  statement  on Form SB-2 (File No.
333-78399)  and  incorporated  herein  by  reference.

(7)     Filed  as  an  exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended  June  30,  1999  (File  No.  000-21463)  and  incorporated  herein  by  reference.

(8)     Filed  as  an  exhibit to the Company's Annual Report on Form 10-KSB for the year ended
December  31,  1999  (File  No.  000-21463)  and  incorporated  herein  by  reference.

(9)     Filed  as  an  exhibit  to  the Company's Quarterly Report on Form 10-Q for the quarter ended  March  31,  2000  (File  No.  000-21463)  and  incorporated  herein  by  reference.


(10)     Filed  as  an  exhibit  to the Company's Quarterly Report on Form 10-Q for the quarter ended  June  30,  2000  (File  No.  000-21463)  and  incorporated  herein  by  reference.

(11)     Filed  as  an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463)
filed with the Securities and Exchange Commission on August 30, 2000 and incorporated herein by reference.

(b)     Reports  on  Form  8-K.

     The  Company  did not file any reports on Form 8-K for the three months ended December 31,
2000.

     (c)     Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)     Financial  statement  schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MURDOCK  COMMUNICATIONS  CORPORATION

                                        By  /s/  Eugene  Davis
                                            -----------------------
                                                  Eugene Davis
                                            Chief Executive Officer

                                        Date:  April  17,  2001

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Eugene Davis and Paul C. Tunink, and each of them individually, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eugene Davis       Chief Executive Officer and     April 17, 2001
---------------------  Director (Principal Executive
Eugene Davis           Officer)



/s/ Paul C. Tunink     Vice President and Chief        April 17, 2001
---------------------  Financial Officer (Principal
Paul C. Tunink         Financial Officer and
                       Principal Accounting Officer)

/s/ David Kirkpatrick  Director                        April 17, 2001
---------------------
David Kirkpatrick

                       Director
---------------------
Guy O. Murdock

/s/ Wayne Wright       Director                        April 17, 2001
---------------------
Wayne Wright

MURDOCK  COMMUNICATIONS  CORPORATION

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
--------------------------------------------------------------------------------

                                                                            PAGE

INDEPENDENT  AUDITORS'  REPORT                                              F-2

CONSOLIDATED  FINANCIAL  STATEMENTS:

  Consolidated  Balance  Sheets                                             F-3

  Consolidated  Statements  of  Operations                                  F-4

  Consolidated  Statements  of  Shareholders'  Equity  (Deficiency)         F-6

  Consolidated  Statements  of  Cash  Flows                                 F-9

  Notes  to  Consolidated  Financial  Statements                            F-13

SCHEDULE  -  Valuation  and  Qualifying  Accounts                           F-43

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of Murdock Communications Corporation
Cedar  Rapids,  Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

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



/s/  DELOITTE  &  TOUCHE  LLP
Cedar  Rapids,  Iowa
April  11,  2001

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2000  AND  1999  (DOLLARS  IN  THOUSANDS)
--------------------------------------------------------

ASSETS (Notes 7 and 8)                                                    2000       1999
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    157   $     76
  Accounts receivable, less allowances for doubtful
    accounts:  2000 - $225; 1999 - $3,127. . . . . . . . . . . . . . .       582        892
  Note receivable (Note 6) . . . . . . . . . . . . . . . . . . . . . .         -        500
  Prepaid expenses and other current assets. . . . . . . . . . . . . .       167        251
                                                                        ---------  ---------
           Total current assets. . . . . . . . . . . . . . . . . . . .       906      1,719
                                                                        ---------  ---------

PROPERTY AND EQUIPMENT:
  Land and building. . . . . . . . . . . . . . . . . . . . . . . . . .         -      1,446
  Telecommunications equipment . . . . . . . . . . . . . . . . . . . .       919      8,991
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . .       180        791
                                                                        ---------  ---------
                                                                           1,099     11,228
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .      (956)    (8,679)
                                                                        ---------  ---------
           Property and equipment, net . . . . . . . . . . . . . . . .       143      2,549
                                                                        ---------  ---------

OTHER ASSETS:
  Goodwill, net of accumulated amortization:
    2000 - $1,909; 1999 - $1,396 (Notes 1, 3 and 4). . . . . . . . . .         -      3,750
  Cost of purchased site contracts, net of accumulated
    amortization:  2000 - $62; 1999 - $14. . . . . . . . . . . . . . .         -         48
  Other intangible assets, net of accumulated amortization:
    2000 - $1,230; 1999 - $619 . . . . . . . . . . . . . . . . . . . .        58        197
  Investments, at cost (Note 6). . . . . . . . . . . . . . . . . . . .         -      4,277
  Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . .         1         12
  Net assets of discontinued operations. . . . . . . . . . . . . . . .         -      1,648
                                                                        ---------  ---------
           Total other assets. . . . . . . . . . . . . . . . . . . . .        59      9,932
                                                                        ---------  ---------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,108   $ 14,200
                                                                        =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
    Outstanding checks in excess of available balances . . . . . . . .  $      -   $     86
    Notes payable (Note 7) . . . . . . . . . . . . . . . . . . . . . .     8,783     13,708
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       725      2,018
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .     2,854      1,894
    Accrued universal service fund fees (Note 2) . . . . . . . . . . .       806      1,700
    Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .       590      1,034
    Current portion of capital lease obligations
      principally with a related party . . . . . . . . . . . . . . . .         1      1,553
    Current portion of long-term debt with related parties (Note 8). .       220        647
    Current portion of long-term debt, others (Note 8) . . . . . . . .         -        288
                                                                        ---------  ---------
           Total current liabilities . . . . . . . . . . . . . . . . .    13,979     22,928

  LONG-TERM LIABILITIES:
    Capital lease obligations principally with a related party,
      less current portion . . . . . . . . . . . . . . . . . . . . . .         -      2,148
    Long-term debt with related parties, less current portion (Note 8)     4,361      2,122
    Long-term debt, others, less current portion (Note 8). . . . . . .       521        744
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -         22
                                                                        ---------  ---------
           Total liabilities . . . . . . . . . . . . . . . . . . . . .    18,861     27,964
                                                                        ---------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 13)

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 1):
  8% Series A Convertible Preferred Stock, $100 stated
    value (Note 9):
    Authorized - 1,000,000 shares
    Issued and outstanding: 2000 - 0 shares; 1999 - 18,920
      shares ($1,891 liquidation value). . . . . . . . . . . . . . . .         -      1,868
  Common stock, no par or stated value (Note 11):
    Authorized - 40,000,000 shares
    Issued and outstanding:  2000 - 12,514,967 shares;
      1999 - 10,576,012 shares . . . . . . . . . . . . . . . . . . . .    22,287     20,259
  Common stock warrants (Note 10):
    Issued and outstanding:  2000 - 10,695,712; 1999 - 5,866,591 . . .     1,007        635
  Treasury stock at cost: 2000 - 250,000 shares; 1999 - none . . . . .       (94)         -
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .       134        134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (41,087)   (36,660)
                                                                        ---------  ---------
           Total  shareholders' deficiency . . . . . . . . . . . . . .   (17,753)   (13,764)
                                                                        ---------  ---------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,108   $ 14,200
                                                                        =========  =========

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------

                                                                       2000      1999       1998
CONTINUING OPERATIONS:

REVENUES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,327   $ 24,424   $24,466
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . .      110      3,039     1,601
                                                                     --------  ---------  --------
           Total revenues . . . . . . . . . . . . . . . . . . . . .    8,437     27,463    26,067
                                                                     --------  ---------  --------

COST OF SALES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . .    6,410     14,850    14,229
  Other cost of sales . . . . . . . . . . . . . . . . . . . . . . .        9      1,657       492
  Bad debt expense and universal service fund fees (Note 2) . . . .     (894)     9,489     3,321
                                                                     --------  ---------  --------
           Total cost of sales. . . . . . . . . . . . . . . . . . .    5,525     25,996    18,042
                                                                     --------  ---------  --------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,912      1,467     8,025
                                                                     --------  ---------  --------

OPERATING EXPENSES:
  Selling, general and administrative expense . . . . . . . . . . .    2,750      5,348     5,957
  Depreciation and amortization expense . . . . . . . . . . . . . .      935      1,888     1,675
  Impairment of assets (Notes 1 and 6). . . . . . . . . . . . . . .    5,510      3,292         -
  AcNet bad debt and acquisition expenses (Note 6). . . . . . . . .      990      3,703         -
                                                                     --------  ---------  --------
           Total operating expenses . . . . . . . . . . . . . . . .   10,185     14,231     7,632
                                                                     --------  ---------  --------

INCOME (LOSS) FROM OPERATIONS . . . . . . . . . . . . . . . . . . .   (7,273)   (12,764)      393
                                                                     --------  ---------  --------

NONOPERATING  INCOME (EXPENSE):
  Gain on AT&T contract buyout (Note 18). . . . . . . . . . . . . .        -          -       453
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .   (3,540)    (3,519)   (2,070)
  Other income (expense) (Note 8) . . . . . . . . . . . . . . . . .    7,287        314       (14)
                                                                     --------  ---------  --------
           Total nonoperating income (expense). . . . . . . . . . .    3,747     (3,205)   (1,631)
                                                                     --------  ---------  --------

LOSS BEFORE INCOME TAXES AND JOINT VENTURE LOSS . . . . . . . . . .   (3,526)   (15,969)   (1,238)

Loss from joint venture . . . . . . . . . . . . . . . . . . . . . .        -          -       (42)
Income tax (expense) benefit (Note 12). . . . . . . . . . . . . . .        9       (472)      397
                                                                     --------  ---------  --------

LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . .   (3,517)   (16,441)     (883)
                                                                     --------  ---------  --------

DISCONTINUED OPERATIONS (Note 5):
  Income (loss) from operations . . . . . . . . . . . . . . . . . .   (1,175)    (1,957)      709
  Loss on disposition . . . . . . . . . . . . . . . . . . . . . . .     (332)         -         -
                                                                     --------  ---------  --------
           Total discontinued operations. . . . . . . . . . . . . .   (1,507)    (1,957)      709
                                                                     --------  ---------  --------

LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . .   (5,024)   (18,398)     (174)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
  DEBT (Note 7) . . . . . . . . . . . . . . . . . . . . . . . . . .      722          -         -
                                                                     --------  ---------  --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,302)   (18,398)     (174)
Dividends and accretion on 8% Series A Convertible Preferred Stock.     (125)      (194)     (175)
                                                                     --------  ---------  --------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . . . . . . . . . . .  $(4,427)  $(18,592)  $  (349)
                                                                     ========  =========  ========

MURDOCK  COMMUNICATIONS  CORPORATION
------------------------------------

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
(DOLLARS  IN  THOUSANDS  EXCEPT  SHARE  DATA)  (CONCLUDED)
----------------------------------------------------------


                                                          2000          1999         1998
BASIC AND DILUTED NET LOSS PER COMMON SHARE
 Loss from continuing operations . . . . . . . . . .  $     (0.34)  $     (1.60)  $    (0.19)
 Income (loss) from discontinued operations. . . . .        (0.14)        (0.19)        0.13
                                                      ------------  ------------  -----------
 Loss before extraordinary item. . . . . . . . . . .        (0.48)        (1.79)       (0.06)
 Extraordinary item - gain on extinguishment of debt         0.07             -            -
                                                      ------------  ------------  -----------
 Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (0.41)  $     (1.79)  $    (0.06)
                                                      ============  ============  ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . . . . . . . . . . . . .   10,869,511    10,392,940    5,422,783
                                                      ============  ============  ===========

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (DOLLAR  AND  SHARE DATA IN THOUSANDS)
-------------------------------------------------------------------------------------------

                                             8% SERIES A
                                             CONVERTIBLE                       COMMON STOCK
                                           PREFERRED STOCK  COMMON STOCK          WARRANTS
                                           ---------------  ------------     ------------------
                                           NUMBER           NUMBER            NUMBER              ADDITIONAL  ACCUMU-
                                             OF               OF                OF                 PAID-IN     LATED
                                           SHARES  ISSUED   SHARES  ISSUED   WARRANTS    ISSUED    CAPITAL    DEFICIT
BALANCES AT JANUARY 1, 1998 . . . . . . .      16  $ 1,544   4,458  $11,343     2,149   $   316   $      134  $(17,819)

Issuance of 8% Series A Convertible
  Preferred Stock, net of issuance costs
  of $5 . . . . . . . . . . . . . . . . .       3      262       -        -         -         -            -         -
Issuance of common stock and warrants
  in connection with the acquisition of
  Incomex (Note 4). . . . . . . . . . . .       -        -   1,900    2,494       156        30            -         -
Exercise of warrants by a related
  party . . . . . . . . . . . . . . . . .       -        -   1,100    1,753    (1,100)     (322)           -         -
Issuance of warrants in connection with
  debt financing with a related party . .       -        -       -        -       350       165            -         -
Issuance of warrants in connection with
  debt financing (Note 7) . . . . . . . .       -        -       -        -     2,700       221            -         -
Issuance of warrants in lieu of director
  and consulting fees . . . . . . . . . .       -        -       -        -        45         5            -         -
Issuance of warrants in lieu of agent
  fees to a related party (Note 7). . . .       -        -       -        -       121        24            -         -
Issuance of common stock in connection
  with the acquisition of PIC (Note 3). .       -        -   2,872    4,245         -         -            -         -
Accretion to conversion price of 8%
  Series A Convertible Preferred Stock. .       -       31       -        -         -         -            -       (31)
Accrued dividends on 8% Series A
  Convertible Preferred Stock . . . . . .       -        -       -        -         -         -            -      (144)
Net loss for 1998 . . . . . . . . . . . .       -        -       -        -         -         -            -      (174)
                                           ------  -------  ------  -------  ---------  --------  ----------  ---------

BALANCES AT DECEMBER 31, 1998 . . . . . .      19  $ 1,837  10,330  $19,835     4,421   $   439   $      134  $(18,168)
                                           ======  =======  ======  =======  =========  ========  ==========  =========

                                              SHARE-
                                             HOLDERS'
                                              EQUITY
                                           (DEFICIENCY)
BALANCES AT JANUARY 1, 1998 . . . . . . .  $     (4,482)

Issuance of 8% Series A Convertible
  Preferred Stock, net of issuance costs
  of $5 . . . . . . . . . . . . . . . . .           262
Issuance of common stock and warrants
  in connection with the acquisition of
  Incomex (Note 4). . . . . . . . . . . .         2,524
Exercise of warrants by a related
  party . . . . . . . . . . . . . . . . .         1,431
Issuance of warrants in connection with
  debt financing with a related party . .           165
Issuance of warrants in connection with
  debt financing (Note 7) . . . . . . . .           221
Issuance of warrants in lieu of director
  and consulting fees . . . . . . . . . .             5
Issuance of warrants in lieu of agent
  fees to a related party (Note 7). . . .            24
Issuance of common stock in connection
  with the acquisition of PIC (Note 3). .         4,245
Accretion to conversion price of 8%
  Series A Convertible Preferred Stock. .             -
Accrued dividends on 8% Series A
  Convertible Preferred Stock . . . . . .          (144)
Net loss for 1998 . . . . . . . . . . . .          (174)
                                           -------------

BALANCES AT DECEMBER 31, 1998 . . . . . .  $      4,077
                                           =============

See  notes  to  consolidated  financial  statements.     (Continued)

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (DOLLAR  AND  SHARE DATA IN THOUSANDS)
-------------------------------------------------------------------------------------------

                                             8% SERIES A
                                             CONVERTIBLE                       COMMON STOCK
                                           PREFERRED STOCK  COMMON STOCK          WARRANTS
                                           ---------------  ------------     ------------------
                                           NUMBER           NUMBER            NUMBER              ADDITIONAL  ACCUMU-
                                             OF               OF                OF                 PAID-IN     LATED
                                           SHARES  ISSUED   SHARES  ISSUED   WARRANTS    ISSUED    CAPITAL    DEFICIT
BALANCES AT JANUARY 1, 1999. . . . . . .       19  $ 1,837  10,330  $19,835     4,421   $   439   $      134  $(18,168)

Issuance of warrants in connection with
  debt financing with related parties
  (Notes 7 and 8). . . . . . . . . . . .        -        -       -        -     1,195       223            -         -
Issuance of warrants in connection with
  debt financing with lender (Note 7). .        -        -       -        -       500        80            -         -
Conversion of notes payable, accrued
  interest and related common stock
  warrants into common stock . . . . . .        -        -      84      150       (84)       (3)           -         -
Conversion of common stock warrants
  into common stock. . . . . . . . . . .        -        -      54       13      (115)       (4)           -         -
Common stock issued. . . . . . . . . . .        -        -       2        3         -         -            -         -
Common stock options exercised by
  individuals. . . . . . . . . . . . . .        -        -      19       37         -         -            -         -
Accretion to conversion price of 8%
  Series A Convertible Preferred Stock .        -       31       -        -         -         -            -       (31)
Accrued dividends on 8% Series A
  Convertible Preferred Stock paid in
  common stock . . . . . . . . . . . . .        -        -      87      221         -         -            -      (163)
Warrants expired . . . . . . . . . . . .        -        -       -        -       (50)     (100)           -       100
Net loss for 1999. . . . . . . . . . . .        -        -       -        -         -         -            -   (18,398)
                                          -------  -------  ------  -------  ---------  --------  ----------  ---------

BALANCES AT DECEMBER 31, 1999. . . . . .       19  $ 1,868  10,576  $20,259     5,867   $   635   $      134  $(36,660)
                                          =======  =======  ======  =======  =========  ========  ==========  =========

                                              SHARE-
                                             HOLDERS'
                                              EQUITY
                                           (DEFICIENCY)
BALANCES AT JANUARY 1, 1999. . . . . . .  $      4,077

Issuance of warrants in connection with
  debt financing with related parties
  (Notes 7 and 8). . . . . . . . . . . .           223
Issuance of warrants in connection with
  debt financing with lender (Note 7). .            80
Conversion of notes payable, accrued
  interest and related common stock
  warrants into common stock . . . . . .           147
Conversion of common stock warrants
  into common stock. . . . . . . . . . .             9
Common stock issued. . . . . . . . . . .             3
Common stock options exercised by
  individuals. . . . . . . . . . . . . .            37
Accretion to conversion price of 8%
  Series A Convertible Preferred Stock .             -
Accrued dividends on 8% Series A
  Convertible Preferred Stock paid in
  common stock . . . . . . . . . . . . .            58
Warrants expired . . . . . . . . . . . .             -
Net loss for 1999. . . . . . . . . . . .       (18.398
                                          -------------

BALANCES AT DECEMBER 31, 1999. . . . . .  $    (13,764)
                                          =============

See  notes  to  consolidated  financial  statements.     (Continued)

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (DOLLAR  AND  SHARE DATA IN THOUSANDS)
-------------------------------------------------------------------------------------------

                                                            8% SERIES A
                                                            CONVERTIBLE
                                                             PREFERRED                                          COMMON STOCK
                                                               STOCK                  COMMON STOCK                WARRANTS
                                                    ---------------------------  --------------------------  --------------------
                                                       NUMBER                      NUMBER                     NUMBER
                                                         OF                          OF                         OF
                                                       SHARES         ISSUED       SHARES       ISSUED       WARRANTS    ISSUED
BALANCES AT JANUARY 1, 2000. . . . . . . . . . . .           19   $       1,868     10,576  $        20,259     5,867   $   635

  Issuance of warrants in connection with
    termination of employment agreements . . . . .            -               -          -                -       150         -
  Issuance of warrants in connection with
    debt financing with lender (Note 7). . . . . .            -               -          -                -     5,199       472
  Cancellation of warrants . . . . . . . . . . . .            -               -          -                -      (495)      (99)
  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . . .            -               -         19               35       (25)       (1)
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . . .            -              23          -                -         -         -
  Conversion of preferred stock into common stock.          (19)         (1,891)     1,684            1,891         -         -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . . .            -               -        236              102         -         -
  Treasury stock acquired -Incomex sale. . . . . .            -               -          -                -         -         -
  Net loss for 2000. . . . . . . . . . . . . . . .            -               -          -                -         -         -
                                                    ------------  --------------  --------  ---------------  ---------  --------

BALANCES AT DECEMBER 31, 2000. . . . . . . . . . .            -   $           -     12,515  $        22,287    10,696   $ 1,007
                                                    ============  ==============  ========  ===============  =========  ========

                                                   TREASURY STOCK
                                                   ----------------    ADDI-
                                                    NUMBER             TIONAL     ACCU-       SHARE-
                                                      OF              PAID-IN    MULATED     HOLDERS'
                                                    SHARES   ISSUED   CAPITAL    DEFICIT   (DEFICIENCY)
BALANCES AT JANUARY 1, 2000. . . . . . . . . . . .       -  $     -   $    134  $(36,660)  $    (13,764)

  Issuance of warrants in connection with
    termination of employment agreements . . . . .       -        -          -         -              -
  Issuance of warrants in connection with
    debt financing with lender (Note 7). . . . . .       -        -          -         -            472
  Cancellation of warrants . . . . . . . . . . . .       -        -          -         -            (99)
  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . . .       -        -          -         -             34
  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . . .       -        -          -       (23)             -
  Conversion of preferred stock into common stock.       -        -          -         -              -
  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . . .       -        -          -      (102)             -
  Treasury stock acquired -Incomex sale. . . . . .     250      (94)         -         -            (94)
  Net loss for 2000. . . . . . . . . . . . . . . .       -        -          -    (4,302)        (4,302)
                                                    ------  --------  --------  ---------  -------------

BALANCES AT DECEMBER 31, 2000. . . . . . . . . . .     250  $   (94)  $    134  $(41,087)  $    (17,753)
                                                    ======  ========  ========  =========  =============
See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (DOLLARS  IN  THOUSANDS)
-----------------------------------------------------------------------------

                                                            2000      1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $(4,302)  $(18,398)  $  (174)
  Adjustments to reconcile net loss to net cash flows
    from operating activities of continuing operations:
    Impairment of assets . . . . . . . . . . . . . . . .    5,510      3,293         -
    AcNet bad debt and acquisition expenses. . . . . . .      990      3,703         -
    Depreciation and amortization. . . . . . . . . . . .      935      1,888     1,675
    Gain on sale of property and equipment . . . . . . .     (269)        (6)        -
    Noncash interest expense . . . . . . . . . . . . . .      512        723       272
    Gain on debt restructuring plan. . . . . . . . . . .   (6,946)         -         -
    (Income) loss on discontinued operations . . . . . .    1,175      1,957      (709)
    Loss on disposition of discontinued operations . . .      332          -         -
    Extraordinary gain on extinguishment of debt . . . .     (722)         -         -
    Noncash commission expense . . . . . . . . . . . . .        -          -        71
    Loss from joint venture. . . . . . . . . . . . . . .        -          -        42
    Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . .      310      1,091      (862)
      Other current assets . . . . . . . . . . . . . . .      195       (185)       52
      Other noncurrent assets. . . . . . . . . . . . . .       11        182       251
      Outstanding checks in excess of available balances      (86)       104      (247)
      Accounts payable and accrued expenses. . . . . . .      248      2,094      (513)
      Accrued universal service fund fees. . . . . . . .     (894)     1,700         -
      Other liabilities. . . . . . . . . . . . . . . . .      (22)        (7)      (37)
                                                          --------  ---------  --------
           Net cash flows from operating activities of
              continuing operations. . . . . . . . . . .   (3,023)    (1,861)     (179)
           Net cash flows from discontinued operations .      175        522      (894)
                                                          --------  ---------  --------
           Net cash flows from operating activities. . .   (2,848)    (1,339)   (1,073)
                                                          --------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . .        -       (671)     (632)
  Cash paid for acquisitions . . . . . . . . . . . . . .        -          -      (130)
  Payments for site contracts. . . . . . . . . . . . . .        -        (10)       (3)
  Proceeds from sale of investments. . . . . . . . . . .    4,948          -         -
  Cash paid for investments. . . . . . . . . . . . . . .        -     (6,480)   (1,500)
  Cash advanced to joint venture . . . . . . . . . . . .        -        (46)     (362)
  Cash acquired with acquisitions. . . . . . . . . . . .        -          -        16
  Proceeds from sale of property and equipment . . . . .    1,639         13         -
  Issuance of note receivable. . . . . . . . . . . . . .        -     (1,000)        -
  Payments received on note receivable . . . . . . . . .      500        500         -
                                                          --------  ---------  --------
           Net cash flows from investing activities. . .    7,087     (7,694)   (2,611)
                                                          --------  ---------  --------

                                                                     (Continued)

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (DOLLARS  IN  THOUSANDS)
-----------------------------------------------------------------------------

                                                                            2000      1999      1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations with a related party . . . . . .     (472)     (301)     (265)
  Proceeds from capital lease obligations with a related party . . . . .        -         -       710
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . .      656     7,992     5,406
  Borrowings of long-term debt with related parties. . . . . . . . . . .        -       500         -
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . .   (2,789)     (479)   (1,457)
  Payments on long-term debt with related parties. . . . . . . . . . . .     (468)     (705)     (719)
  Borrowings on long-term debt, others . . . . . . . . . . . . . . . . .        -     1,029         -
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . .   (1,085)     (671)     (152)
  Proceeds from issuance of common stock and warrants. . . . . . . . . .        -         3     1,430
  Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . .        -       (18)        -
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . .        -        37         -
  Proceeds from issuance of 8% Series A Convertible Preferred Stock. . .        -         -        50
  Payments for offering costs. . . . . . . . . . . . . . . . . . . . . .        -         -      (145)
                                                                          --------  --------  --------
           Net cash flows from financing activities. . . . . . . . . . .   (4,158)    7,387     4,858
                                                                          --------  --------  --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .       81    (1,646)    1,174

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . .       76     1,722       548
                                                                          --------  --------  --------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   157   $    76   $ 1,722
                                                                          ========  ========  ========

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party  $   985   $   824   $ 2,183
  Cash paid during the year for income taxes . . . . . . . . . . . . . .        6         4        24

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
---------------------------------------------------

SUPPLEMENTAL  DISCLOSURES  OF  2000  NONCASH  OPERATING, INVESTING AND FINANCING
ACTIVITIES:

The  Company  recorded  an  increase  to  the carrying value of the Company's 8%
Series A Convertible Preferred Stock and a charge to accumulated deficit of $23,000 representing the current period accretion to its conversion price of $1,891,000. These shares were converted into 1,683,880 shares of common stock.

During the year, 18,941 common stock warrants were exercised by individuals, increasing common stock by $35,000 in a cashless exercise through the exchange of debt.

The Company issued stock dividends of $102,000 representing 236,129 shares of common stock recorded as an increase to common stock and a decrease in accrued dividends.

The Company recorded $94,000 representing treasury stock received in the cashless sale of the Incomex subsidiary, representing 250,000 shares of common stock.

During the year the Company issued 5,199,121 common stock warrants and recorded a $472,000 increase to common stock warrants and deferred financing costs.

The net assets of the Company decreased by $1,648,000 related to the sale of the Incomex subsidiary in a noncash transaction.

The Company transferred 1,063,584 shares of Actel Preferred Stock, reducing the cost basis of the investment by $729,910, and $4,600,000 of new notes payable were issued in connection the transaction in exchange for the cancellation of approximately $9,200,000 of outstanding indebtedness related to the Debt Refinancing Plan.

In December of 2000, the Company cancelled warrants with a recorded value of $99,000.

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

                                                                     (Continued)

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (CONCLUDED)
----------------------------------------------------------------

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

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998
---------------------------------------------------

1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION OF BUSINESS - Murdock Communications Corporation (individually, or collectively with its wholly-owned subsidiaries discussed below, referred to herein as the "Company") has been engaged in recent years in the business of providing operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry. The Company operated its business under three business units prior to the sales discussed below.

Through a series of acquisitions and new product development in 1997 and 1998, the Company transformed itself from a long distance reseller of AT&T network services to U.S. hotels to being a communications service provider in North America.

MTS - Murdock Technology Services ("MTS"), formerly the operating unit of Murdock Communications Corporation, was the unit responsible for marketing of AT&T operator services. In light of the declining volume and narrow margin of the AT&T business, and the Company's refocused business strategy, the Company reached an agreement with AT&T to terminate their marketing agreement effective October 15, 1998 (see Note 18).

The MTS division was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added telecommunication services. The division's main product, the Telemanager, was a proprietary software and hardware product, created to help manage telecommunication installations and services in the hospitality market.

In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of MCC Telemanager by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold certain assets which were subject to the Rental Agreement to Telemanager.net (see Note 17). Telemanger.net is owned by former executives of the Company.

Incomex - On February 13, 1998, the Company purchased Incomex, Inc. ("Incomex"), the Company's second business unit (see Note 4). Incomex was primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The Company sold 100% of the stock of Incomex to three of the former shareholders of Incomex with an effective closing date of June 30, 2000 (see
Note  5).

PIC  -  On  October  31,  1997,  the  Company  purchased  Priority International
Communications, Inc. ("PIC"). PIC was primarily engaged in the business of providing long-distance telecommunications services to patrons of hotels, public and private payphone owners and aggregators of operator service traffic with which PIC had contracts to provide such services. Services included, but were not limited to, credit card billing services, live operator services, automated collection and messaging delivery services, voice mail services and telecommunications consulting.

Also, on October 31, 1997, the Company purchased PIC Resources Corp. ("PIC-R"). PIC-R, operating through its wholly-owned subsidiary ATN Communications, Incorporated ("ATN"), was merged into PIC in January 1999. ATN was primarily engaged in the business of providing carrier services for long-distance telecommunications companies throughout the United States. ATN handled incoming operator assisted calls with their operators on location. Unless otherwise indicated, references in this report to "PIC" include the historical operations of ATN.

As a result of the unit's operational difficulties, management developed a new business plan during 2000 to stabilize the PIC business. As a result of this revised business plan, PIC became a reseller of call processing services and eliminated its live operator center.

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $41.1 million and current liabilities exceed current assets by $13.1 million at December 31, 2000. The Company also is past due in the payment of approximately $10.1 million in principal and accrued interest payable as of February 28, 2001. The Company's past due debt includes approximately $9.4 million of notes and accrued interest which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the Federal Deposit Insurance Corporation ("FDIC") during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest of the notes. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans to sustain operations are discussed below.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to accomplish these objectives include, but are not limited to, the following:

- The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and obtain financing to fund operations. If the Company is successful in completing improvements to its financial condition, the Company may seek other strategic alternatives, including attempting to use the Company's public shell as a merger vehicle. If the Company is unsuccessful in this strategy, the Company may not be able to continue operating as a going concern.

- The Company plans to continue to operate as a holding Company with the Company's principal assets being PIC and the investment in Actel Integrated Communications, Inc. ("Actel"). However, the Company is currently uncertain regarding PIC's ability to make cash contributions to the Company in future periods. Also, on April 11, 2001, Actel filed for Chapter 11 bankruptcy protection. Therefore, the Company is uncertain regarding any ultimate recovery of these investments.

- During 2000, the Company retained an investment banker to assist the Company regarding the identification and investigation of strategic alternatives available to the Company.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiaries, PIC and Incomex (prior to its sale). Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

CERTAIN RISK CONCENTRATIONS - The Company derived considerable portions of its revenues from significant customers during 2000, 1999 and 1998. The table below indicates the percentage of Company's total revenue derived from these customers during those years.

CUSTOMER  2000   1999   1998
A. . . .   29 %   51 %   32 %
B. . . .      -   19 %   16 %
C. . . .   33 %    8 %    2 %
D. . . .   12 %      -      -

Also, substantially all of the Company's leasing arrangements have been with Berthel Fisher & Company and its subsidiaries, and their affiliated leasing partnerships ("Berthel"). Berthel owned 13.9%, 14.4% and 14.8% of the Company's outstanding common stock at December 31, 2000, 1999 and 1998, respectively.

OFF BALANCE SHEET CREDIT RISK - The Company is a party to various agreements with off balance sheet credit risk as part of its normal course of business. The Company receives funds from independent billing and collection firms or other third parties, which advances funds before collecting from the end-user by billing through a Regional Bell Operating Company or other local telephone company. Amounts not ultimately collected from the end-user may be deducted from future advance payments. These agreements involve elements of credit risk which are not recognized in the Company's consolidated balance sheet.

REVENUE RECOGNITION - Beginning in February 2000 PIC became solely a reseller of call processing services. The Company began accounting for revenue on a net commission basis as the calls are placed. Prior to February 2000, revenues were derived from processing long-distance telephone calls reflecting gross charges for these calls which were recognized as revenues by the Company as the calls were placed. At the same time, amounts were recorded as cost of services for long-distance charges from the carrier of the calls, as well as charges for processing the calls, bad debts and commissions to be paid based on the Company's prior experience for these items.

Revenues derived in 1998 from the AT&T commission agreement related to calls were recognized as revenues as the calls were placed. Additional bonuses, primarily for reaching the number of contracted rooms or calls specified in the agreement, were recognized when the specified criteria had been met.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are computed on these assets using the straight-line method over their estimated useful lives ranging from 1 to 28 years. For income tax purposes, accelerated methods are used. Amortization of telecommunications equipment under capital leases is included with depreciation expense.

The Company has accounted for its telecommunications equipment leases as capital leases under the provisions of Statement of Financial Accounting Standards
("SFAS") No. 13. Accordingly, the cost of the leased assets and the related obligations under the lease agreements have been recorded at the inception of the lease.

GOODWILL - Goodwill was amortized on the straight-line method over 10 years prior to the impairment write-downs discussed in Note 1, Impairment of Property and Equipment and Intangible Assets.

IMPAIRMENT OF PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS - The Company periodically reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The PIC business operates in a rapidly changing competitive environment which creates uncertainty regarding the fair value of certain assets. For the years ended December 31, 2000 and 1999, the Company recorded impairment write-downs of goodwill related to PIC of approximately $3.3 million and $3.0 million, respectively, and write-downs of other assets, primarily telecommunications equipment at PIC and MTS, of approximately $600,000 and $317,000, respectively. All impairments were determined based on the estimated fair value of such assets.

COST OF PURCHASED SITE CONTRACTS - The cost of obtaining site contracts was amortized over the term of the related contracts, generally one to three years, using the straight-line method.

OTHER INTANGIBLE ASSETS - Other intangible assets relate to deferred financing, deferred lease and loan restructuring costs. Deferred financing, lease and loan restructuring costs incurred, net of amortization, in connection with new loans and modifications of existing lease and loan agreements of $58,000 and $197,000 at December 31, 2000 and 1999, respectively, have been deferred and are being amortized over the new or restructured lease and loan agreement terms using the effective interest method.

INVESTMENTS - The Company owns convertible preferred stock which is not readily marketable. This investment is accounted for at cost. This investment experienced a decline in value that is other than temporary in 2000 due to Actel filing for bankruptcy in April 2001 and the Company recorded an impairment loss of $1.6 million. (See Note 6.)

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

ACCRETION ON PREFERRED STOCK - Up to September 30, 2000, the date of conversion (see Note 9), the Company accreted the carrying value of the 8% Series A Convertible Preferred Stock (net of offering costs incurred) to the conversion price by the effective interest method.

CUMULATIVE DIVIDENDS ON PREFERRED STOCK - Up to September 30, 2000, the date of conversion (see Note 9), cumulative dividends on the Company's 8% Series A Convertible Preferred Stock were recorded as a charge to accumulated deficit as the dividends were earned by the holders and an accrued liability was recorded.

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

Potential common shares excluded from the per share computation because they were antidilutive are as follows:

                                 YEARS ENDED DECEMBER 31,
                                 ------------------------
                               2000       1999       1998
Convertible preferred stock         -  1,681,776  1,681,776
Options . . . . . . . . . .         -    355,918    146,502
Warrants. . . . . . . . . .         -  1,189,000    950,937
                             --------  ---------  ---------
Total . . . . . . . . . . .         -  3,226,694  2,779,215
                             ========  =========  =========

The exercise prices on all outstanding options and warrants exceed the market price of the Company's common stock at December 31, 2000.

RECLASSIFICATIONS - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial condition.

2.     BAD  DEBT  EXPENSE  AND  UNIVERSAL  SERVICE  FUND  FEES

During 1999, PIC recorded bad debt charges primarily relating to collection issues for one type of call processing service provided by PIC to its largest customer totaling approximately $5.6 million in excess of historical amounts. PIC used an independent billing and collection firm, which advanced funds to PIC, for calls handled by PIC, before collecting from the end-user by billing through a Regional Bell Operating Company or other local telephone company. This billing and collection firm reconciled amounts ultimately collected from the end-user with the initial advances made and remitted the additional amount collected or reduced advances, for any deficiency, to PIC in future periods. This process took 12 - 18 months to complete. PIC used its historical experience to estimate the ultimate collections to be received. During 1999, PIC experienced an amount of reductions in these payments significantly in excess of PIC's and industry historical experience.

Due to the high level of these uncollectable amounts, PIC contracted with another billing and collection firm in November 1999. The prior billing and collection firm alleged that PIC had breached its contract and placed a lien on the collections from calls processed by the new billing and collection firm. At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection.

As a result of PIC's new business plan developed during 2000, PIC has contracted with several billing and collection firms during 2000 and has eliminated its live operator center. As a result, PIC is now largely a reseller of call processing services and essentially receives commissions from the billing and collections firms. Accordingly, PIC no longer records bad debt expense separately.

On January 25, 2001, the Company reached a settlement with the prior billing and collection firm and the new billing and collection firm. Under this settlement:
(a) PIC and ATN were relieved from any further liability allegedly owed to either billing and collection firm, (b) PIC agreed to pay a nominal amount and to relinquish its claims to funds held by the new billing and collection firm,
(c) PIC and ATN released any potential claims that they had against the prior billing and collection firm, including claims that ATN may have for the alleged failure by the prior billing and collection firm to assess USF contribution charges (see discussion below) on certain traffic, as well as any claims that ATN may have against the prior billing and collection agency for its role in the excessive bad debt charges recorded in 1999, and (d) PIC and ATN released any potential claims that they had against the new billing and collection firm.

In December 1999, ATN received notice from the Universal Service Administrative Company ("USAC") that Universal Service Fund ("USF") fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency.

It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its prior billing and collection firm. The billing and collection firm's position was that they had collected the USF fees and remitted them to ATN. As ATN is legally responsible for USF fees, in December 1999 it recorded an estimated liability of $1.7 million. In April 2000, the management of ATN determined that beginning in 1998 ATN had been credited with certain USF fees by its billing and collection firm. Management believes a total of $0.9 million of such fees have been credited to ATN, with the credits offset by the excessive bad debt charges. The Company reached a settlement agreement with the prior billing and collection firm on January 25, 2001 which included the USF fees (see discussion above.)

During the first two months of 2001, ATN received credit memos from USAC which reflect a balance due to USAC of $806,000. Accordingly, ATN recorded a $894,000 credit for universal service fund fees in the fourth quarter of 2000 based on the new information from USAC. The Company can make no assurances that ATN will not be liable for additional USF fees.

3.     ACQUISITION  OF  PIC  AND  PIC-R

Effective October 31, 1997, the Company purchased all of the outstanding capital stock of PIC and PIC-R in exchange for a cash payment at closing, the issuance of debt and the issuance of an aggregate of 300,000 shares of common stock of the Company. The Stock Purchase Agreements also provided for certain recession and earn-out rights. The acquisitions were recorded under the purchase method for financial reporting purposes. Goodwill of approximately $4.2 million was associated with the acquisitions (see Note 1 for impairment).

Effective May 21, 1998, the Company and the former shareholders of PIC and PIC-R entered into an agreement to amend the terms of the original Stock Purchase Agreements with respect to the Company's acquisition of PIC and PIC-R. Pursuant to the Stock Purchase Agreements, the former PIC and PIC-R shareholders received certain special default rights to rescind the acquisitions of PIC and PIC-R. The May 21, 1998 amendment terminated the special default rights. Pursuant to the amendment, the Company also issued 571,428 shares of common stock as a prepayment of $1.0 million of promissory notes due in installments through April 30, 1999 (the "Long-Term Notes").

Effective December 7, 1998, the Company and the former shareholders of PIC and PIC-R entered into an Earn-Out Settlement Agreement. This Agreement terminated the May 21, 1998 Agreement. Pursuant to the Earn-Out Settlement Agreement, in full and final settlement of the earn-out rights for the former shareholders of PIC and PIC-R, the Company issued 2,300,000 shares of common stock; issued a $300,000 note payable in 24 monthly installments commencing January 7, 1999; assumed $135,000 of costs associated with the defense and settlement of a suit related to brokerage fees in connection with the PIC acquisition; and agreed to pay in full the total outstanding balances on the Long-Term Notes issued to the principle shareholders. The principal balance on the Long-Term Notes as of December 31, 1998 was $338,138. Goodwill of $3.9 million was associated with the amended terms of the agreement (see Note 1 for impairment).

4.     ACQUISITION  OF  INCOMEX

On February 13, 1998, the Company entered into an agreement to purchase all of the outstanding shares of common stock of Incomex, in exchange for 400,000 shares of common stock of the Company, valued at $422,500. The agreement also provided for the Company to pay the selling shareholders an aggregate amount equal to 60% of the income before income taxes of Incomex, as defined, during the period from February 1, 1998 through July 31, 1998. The Company had also agreed to issue common stock of the Company equal to an aggregate quarterly average market value of $1.50 for each dollar of income before taxes of Incomex, as defined, earned in excess of $400,000 during the two 12 month periods beginning August, 1998. The Incomex acquisition had been recorded under the purchase method. Goodwill of $901,219 was associated with the acquisition.

Effective December 7, 1998, the Company and the former shareholders of Incomex entered into an Earn-Out Settlement Agreement. This agreement amended certain provisions of the purchase agreement to provide full and final settlement of the earn-out rights for the former shareholders of Incomex. Under the terms of the Earn-Out Settlement Agreement, the Company issued 1,500,000 shares of common stock; issued $744,915 in notes payable maturing in one year at an annual rate of 14% and which included a 1% origination fee; issued 155,384 warrants associated with the notes payable entitling the holder to purchase the Company's common stock at an exercise price of $3.25 which expire, if unexercised, on December 31, 2003; issued $340,000 in notes payable due no later than April 1, 1999 and recorded cash obligations of $117,479. Goodwill of $3.3 million was associated with the amended terms of the agreement.

See  Note  5  for  sale  of  Incomex.

5.     DISCONTINUED  OPERATIONS

Effective June 30, 2000 the Company sold all the shares of Incomex to three of the former shareholders of Incomex for (a) the transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex was primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The accompanying statements of operations have been reclassified so that the results for Incomex's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the 1999 balance sheet as "net assets of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary operating results of the discontinued operations are as follows for the years ended December 31, 2000, 1999 and 1998 (amounts expressed in thousands):

                                              2000      1999       1998
Revenues . . . . . . . . . . . . . . . . .  $ 2,987   $  8,284   $ 7,921
Expenses . . . . . . . . . . . . . . . . .   (4,162)   (10,713)   (6,740)
Taxes. . . . . . . . . . . . . . . . . . .        -        472      (472)
                                            --------  ---------  --------
Income (loss) from discontinued operations  $(1,175)  $ (1,957)  $   709
                                            ========  =========  ========

A summary of the net assets of the discontinued operations are as follows (amounts expressed in thousands):

                                                               DECEMBER 31,
                                                                   1999
Assets:
    Accounts receivable, less allowance for doubtful accounts  $          90
    Prepaid expense and other current assets. . . . . . . . .             61
                                                               -------------
Total current assets. . . . . . . . . . . . . . . . . . . . .            151
                                                               -------------
    Property and equipment, net . . . . . . . . . . . . . . .             61
    Goodwill, net of accumulated amortization . . . . . . . .          1,252
    Prepaid commissions . . . . . . . . . . . . . . . . . . .          1,633
                                                               -------------
Total noncurrent assets . . . . . . . . . . . . . . . . . . .          2,946
                                                               -------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .          3,097
                                                               -------------

Liabilities:
  Outstanding checks in excess of available balances. . . . .             18
  Notes payable . . . . . . . . . . . . . . . . . . . . . . .            735
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .            252
  Accrued interest. . . . . . . . . . . . . . . . . . . . . .            116
  Other accrued expenses. . . . . . . . . . . . . . . . . . .             78
  Current portion of long-term debt, others . . . . . . . . .             83
                                                               -------------
Total current liabilities . . . . . . . . . . . . . . . . . .          1,282
  Long-term debt, others, less current portion. . . . . . . .            167
                                                               -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . .          1,449
                                                               -------------

Net assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,648
                                                               =============

6.     INVESTMENTS

During 1998, the Company reached an agreement to invest in Actel. Actel, based in Mobile, Alabama, is a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offers advanced end-user services in the Southeastern United States. As of June 21, 1999 the Company had invested $3.0 million in Actel. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original investment agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the investment agreement including limiting the Company's investment in Actel to $3,000,000. During the third quarter of 1999, the $3.0 million investment was converted into 4,371,428 shares of Actel's Series A Convertible Preferred Stock as allowed by the investment agreement. Each share of Series A Convertible Preferred Stock accrues a cumulative 10% dividend per annum through March 10, 2002 and may be converted into 3 shares of Actel's common stock at any time at the option of the Company, subject to certain restrictions. The share and conversion information have been retroactively restated for a stock split of the Series A Convertible Preferred Stock and common stock by Actel during 2000. In addition, the Company loaned $1.0 million to Actel under the terms of a promissory note dated June 23, 1999. The note was repaid during the second quarter of 2000 and had a balance at December 31, 1999 of $500,000.

On April 6, 2000, Actel completed a private placement of newly created Series E Preferred Shares. As a result of that private placement, Actel received $40 million in cash plus a commitment for an additional $35 million contingent upon Actel achieving certain operational milestones.

During the second quarter of 2000, the Company undertook a Debt Restructuring Plan which resulted in the Company selling or exchanging 2,213,198 shares of Actel Series A Convertible Preferred Stock in private placements (see Note 8). Following these transactions, the Company held 2,158,230 shares of Actel Series A Convertible Preferred Stock.

During late 2000, Actel began experiencing cash flow difficulties and on April 11, 2001, Actel filed for bankruptcy protection under Chapter 11. The Company has recorded an impairment charge of approximately $1.6 million in 2000, due to the uncertainty of ultimate recovery of the investment.

During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. of Mexico ("AcNet Mexico"). The initial agreement was revised in June 1999, whereby the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. The option with ITC expires August 31, 2001 and the option with AcNet USA expired on December 31, 1999. As of December 31, 2000, the Company had loaned $3.7 million to the AcNet entities, recorded $264,000 of net interest and incurred $737,000 of costs either related to the acquisition or paid on behalf of the AcNet entities.

In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3,703,000 in 1999 and $990,000 in the second quarter of 2000 due to the write-off of costs associated with the proposed acquisition and the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 to collect its advances and interest. On March 29, 2001, AcNet USA filed for bankruptcy protection and the Company has been informed that AcNet Mexico is in receivership.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

Investments at December 31, 2000 and 1999 are summarized as follows (amounts expressed in thousands):

                                              2000      1999
Actel Series A Convertible Preferred Stock  $ 1,481   $ 3,000
Accrued dividends. . . . . . . . . . . . .      100       245
Impairment reserve for Actel . . . . . . .   (1,581)        -
AcNet entities loans and related costs . .    4,429     4,429
Accrued interest . . . . . . . . . . . . .      264       264
Allowance for AcNet entities . . . . . . .   (4,693)   (3,703)
Other. . . . . . . . . . . . . . . . . . .        -        42
                                            --------  --------
Investments. . . . . . . . . . . . . . . .  $     -     4,277
                                            ========  ========

7.     NOTES  PAYABLE

Notes  payable  as  of  December  31, 2000 and 1999, consisted of the following:

                                                                              (DOLLARS IN THOUSANDS)
                                                                              ----------------------
                                                                                  2000        1999
Past due notes payable to individuals, $200,000 of which has been provided by related parties at December 31, 2000,
  bearing interest at the default rate of 18%, due March 5, 1999.
  Warrants to purchase 500,000 shares of the Company's
  common stock were issued, 400,000 of which were issued to
  related parties, at an exercise price of $1.44 per share which expire, if unexercised, on March 31, 2001.  A warrant to
  purchase 10,000 shares of the Company's common stock was
  issued to Berthel at an exercise price of $1.44 per share
  which expires if unexercised, on March 31, 2001. . . . . . . . . . . . . .  $       300  $     500

Past due notes payable to individuals, $225,000 of which has been provided by related parties at December 31, 2000,
  bearing interest at the default rate of 18%, due March 31, 1999.
  Warrants to purchase 1,486,000 shares of the Company's
  common stock were issued, 225,000 of which were issued
  to related parties, at an exercise price of $1.75 per share which expire, if unexercised, on March 31, 2001.  Warrants to purchase 121,100 shares of the Company's common stock
  were issued to Berthel in connection with the offering with terms
  substantially similar to the warrants issued in the offering.. . . . . . .          275      1,371

Past due notes payable to individuals, $5,995,000 of which has been provided by related parties, bearing interest at the default rate of 18%, due November 30, 1999.
  Warrants to purchase 1,379,000 shares of the Company's
  common stock were issued, 1,199,000 of which were issued
  to related parties.  The warrants were issued at exercise prices ranging from $2.50 to $4.13 and, if unexercised, expire on
  dates ranging from November 2003 to December 2003. . . . . . . . . . . . .        6,895      6,895

Past due note payable to consultant bearing interest at 14%, due
  March 31, 1999.  Warrants to purchase 25,000 shares
  of the Company's common stock were issued at an
  exercise price of $1.75 per share which expire, if
  unexercised, on March 31, 2001.. . . . . . . . . . . . . . . . . . . . . .           25         25

Uncollateralized notes payable to individual, bearing interest at 14%, due May 19, 2001.  A warrant to purchase 100,000 shares
  of the Company's common stock was issued.  The warrant
  has an exercise price of $3.50 and, if unexercised,
  expires December 6, 2003.. . . . . . . . . . . . . . . . . . . . . . . . .          500          -



                                                                              (DOLLARS IN THOUSANDS)
                                                                              ----------------------
                                                                                  2000        1999
Note payable to MCC Investment Company, LLC ("MCCIC")
  bearing interest at 12%, due June 21, 2001.  Warrants to purchase
  4,289,897 shares of the Company's common stock were issued at a weighted average exercise price of $1.99 per share which, if unexercised, expire December 20, 2004.  The note is collateralized by the Company's shares of Actel Series A preferred stock and sustantially
  all assets of the Company (see additional terms below and see Note 6). . .          388          -

Revolving promissory note payable to MCCIC bearing interest at 12%, due June 21, 2001.  Warrants to purchase 909,224 shares of the Company's common stock were issued at a weighted average exercise price of $1.99 per share which, if unexercised, expire December 20, 2004.
  The note is collateralized by the Company's shares of
  Actel Series A preferred stock and sustantially all assets of the
  Company (see additional terms below and see Note 6). . . . . . . . . . . .          200          -

Notes payable to Berthel, bearing interest at 12% due June 21, 2001. . . . .          200          -

Note payable to financial institution bearing interest at
  10.5% due March 30, 2000 collateralized by substantially all the assets of MTS and an assignment of leasehold interests.  Due to a cross-collateralization agreement with the financial institution,
  this note became due on March 28, 1999.. . . . . . . . . . . . . . . . . .            -        500

Note payable to financial institution bearing interest at 2%
  over the bank's prime rate (combined rate of 9.75% at December 31,
  1999), due March 28, 1999, collateralized by substantially
  all the assets of MTS and an assignment of leasehold interests.. . . . . .            -        400

Convertible note payable to financial institution bearing interest at 12% (14% upon default) due in five monthly installments of $200,000 beginning January 17, 2000 with a final payment of $1,000,000 due
  June 17, 2000.  Warrants to purchase 500,000 shares of the Company's common stock were issued at an exercise price of $3.50 per share which, if unexercised, expire June, 2009.  The note was collateralized by shares of Actel Series A preferred stock and substantially all assets
  of the Company (see additional terms below). . . . . . . . . . . . . . . .            -      2,000

Note payable to related party bearing interest at 12% and due
  February 9, 2000.  A warrant to purchase 400,000 shares of the
  Company's common stock was issued at an exercise price of
  $3.31 per share which, if unexercised, will expire August 2004.. . . . . .            -      2,000

Note payable to related party with interest at 18%, due on demand. . . . . .            -         17
                                                                              -----------  ---------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,783  $  13,708
                                                                              ===========  =========

On June 17, 1999, the Company completed a bridge financing in the amount of $2.0 million with New Valley Corporation ("New Valley"). Pursuant to the bridge financing, the Company issued a note in the principal amount of $2.0 million (the "Note"). This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999. Warrants to purchase 250,000 shares of the Company's common stock were issued in connection with the Note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. Because the Company did not repay the Note on or prior to September 21, 1999, the warrants may be exercised to purchase a total of 500,000 shares of the Company's common stock. On December 17, 1999, the Company amended the terms of the agreement with New Valley. The amendment reset the interest rate to 12% since inception (14% upon default) and was due in 5 monthly payments of $200,000 beginning January 17, 2000 with a final payment of $1.0 million on June 17, 2000. Waivers of any prior violations were included as part of the amendment. The Note was convertible into shares of common stock of the Company at the option of New
Valley at any time up to the maturity date, in any portion in multiples of $1,000. The number of shares in the conversion was to be obtained by dividing the principal amount of the Note converted by the conversion price of $3.00.

The January, February and March 2000 payments under the Note were paid on behalf of the Company by MCCIC, a company owned by Berthel and another significant shareholder of the Company. On April 6, 2000, the entire interest of New Valley in this loan was purchased by MCCIC. The terms of the note and warrant purchase agreement with MCCIC, bearing interest at 12%, was amended on June 22, 2000 with payment of all remaining principal and interest due on June 22, 2001.

During 2000, the Company also entered into a Revolving Promissory Note with MCCIC, bearing interest at 12% with payment of all remaining principal and all accrued interest due on June 21, 2001.

Effective May 29, 2000, the Company issued warrants to purchase an aggregate of 5,199,121 shares of the Company's common stock at a weighted average exercise price of $1.99 per share to MCCIC in connection with the Company's borrowings under the Revolving Promissory Note and the New Valley loan. Deferred financing costs of $472,000 were recorded for the fair values of the warrants issued and are being amortized over the remaining life of the related debt.

The Company reached a Comprise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two notes payable with a financial institution with combined principal of $900,000. As a result, the Company recorded a $722,000 extraordinary gain on extinguishment of debt, including interest, in the fourth quarter of 2000.

See  Note  8,  Long-Term  Debt, for a discussion of the Debt Restructuring Plan.

8.     LONG-TERM  DEBT

Long-term debt, others as of December 31, 2000 and 1999 consisted of the following:

                                                                              (DOLLARS IN
                                                                               THOUSANDS)
                                                                              -------------
                                                                              2000    1999
Mortgage note payable to partnership due in monthly
  installments of $3,299, including interest at 8.5%,
  until September 15, 2000, when the balance is due.
  The note was collateralized by a first mortgage on the
  Company's corporate office facilities and land.. . . . . . . . . . . . . .  $   -  $  245

Note payable to financial institution to refinance an existing note on
  ATN's building and upgrade the building for the purpose of leasing a portion to Actel, due in monthly installments of $7,834, including interest at 8.4% until October 2004, when the balance is due.
  The note was collateralized by ATN's office facilities and land. . . . . .      -     774

Uncollateralized note payable to financial institution due in monthly installments of $12,353, including interest at the financial institution's prime rate (8.5% at December 31, 1999),
  until January 2000, when the balance was due.. . . . . . . . . . . . . . .      -      13

Uncollateralized convertible notes payable to individuals, bearing
  interest at 12% due May 29, 2003 (see additional terms below). . . . . . .    521       -
                                                                              -----  ------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    521   1,032
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -     288
                                                                              -----  ------
Long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 521  $  744
                                                                              =====  ======

Long-term debt with related parties at December 31, 2000 and 1999 consisted of the following:

                                                                         (DOLLARS IN
                                                                          THOUSANDS)
                                                                        --------------
                                                                         2000    1999
Uncollateralized notes payable to Berthel due January 31, 2005,
  (net of discount of $299,648 at December 31, 1999).
  Interest payable quarterly at 4%, beginning March 31, 1995 until maturity, when the balance is due (effective interest
  rate of 11.5%).. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    -  $  700

Uncollateralized note payable to Berthel, due in five monthly installments of $9,494 including interest at 14% beginning on March 30, 1998, then fifty-five installments of $20,130
  including interest at 14% until February 28, 2003. . . . . . . . . .       -     702

Non-interest bearing, uncollateralized note payable to the former owner of PIC (net of discount of $13,656 at December 31,
  1999) due in monthly installments of $12,500, beginning January 1999
  through January 2001 (effective interest rate of 19.6%). . . . . . .       -     136

Note payable to Berthel due in monthly installments of $23,528 beginning December 1, 1997 until November 1, 2002 when
  the balance is due including interest at 14.5%, collateralized
  by all telecommunications equipment owned by PIC.. . . . . . . . . .     470     699

Uncollateralilzed convertible notes payable to individuals, bearing
  interest at 12% due May 29, 2003 (see additional terms below). . . .   1,190       -

Uncollateralilzed convertible notes payable to Berthel, bearing
  interest at 12% due May 29, 2003 (see additional terms below). . . .   2,921       -

Uncollateralized notes payable to individual, bearing interest at 14%, due May 19, 2001.  A warrant to purchase 100,000 shares
  of the Company's common stock was issued.  The warrant
  has an exercise price of $3.50 and, if unexercised,
  expires December 6, 2003.. . . . . . . . . . . . . . . . . . . . . .       -     500

Uncollateralized, noninterest bearing demand notes payable to
  related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .       -      32
                                                                        ------  ------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,581   2,769
Less current portion . . . . . . . . . . . . . . . . . . . . . . . . .     220     647
                                                                        ------  ------
Long-term debt with related parties. . . . . . . . . . . . . . . . . .  $4,361  $2,122
                                                                        ======  ======

During the second quarter of 2000, the Company undertook a plan ("the Debt Restructuring Plan") designed to restructure a significant portion of the Company's principal amount of debt and accrued interest under the Company's past due debt. In connection with the Debt Restructuring Plan, the Company recorded a pre-tax gain of approximately $7.0 million as a result of the sale of shares of Actel's Series A Convertible Preferred Stock for cash and cancellation of debt as discussed below.

The Debt Restructuring Plan consisted of (i) a private offering (the "Actel Share Offering") by the Company of shares of Series A Convertible Preferred Stock (the "Actel Shares") of Actel for cash, and (ii) a private offering (the "Unit Offering") by the Company to certain holders of outstanding indebtedness of the Company of units consisting of Actel Shares and convertible notes of the Company (the "Convertible Notes").

During the second quarter of 2000, the Company sold 1,149,614 Actel Shares for gross proceeds of $4.9 million in the Actel Share Offering, resulting in a gain of approximately $3.7 million. Proceeds were partially used to (i) reduce a total of $2.2 million of the amounts owed to MCCIC, an affiliate of Berthel and another significant shareholder of the Company, under the Company's bridge loan originally obtained from New Valley and the Company's Revolving Promissory Note from MCCIC, (ii) reduce $1.0 million of past due notes and lease payables to Berthel, (iii) pay placement fees and other offering expenses of $444,000, and
(iv) pay $479,000 to certain note holders upon conversion in the Unit Offering in partial payment of amounts owed to such note holders. The remaining proceeds were used for general working capital.

During the second quarter of 2000, the Company transferred 1,063,584 Actel Shares with a fair value of approximately $4.6 million and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million. A net gain of approximately $3.3 million was realized on the transfer of the Actel Shares. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May of 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

The Company sold its buildings in Cedar Rapids, Iowa and Mobile, Alabama during the second quarter of 2000 resulting in a pre-tax gain of $214,000. Proceeds were used to pay related indebtedness of $1.0 million.

Maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows (dollars in thousands):

       RELATED
       PARTIES   OTHER   TOTAL
2001.  $    220  $    -  $  220
2002.       250       -     250
2003.     4,111     521   4,632
       --------  ------  ------
Total  $  4,581  $  521  $5,102
       ========  ======  ======

Also  see  Note  16  with respect to the estimated fair value of long-term debt.

9.     PREFERRED  STOCK

On July 2, 1997, the Company amended its articles of incorporation to authorize 1,000,000 shares of a new class of "blank check" preferred stock.

On August 1, 1997, the Company authorized the issuance of up to 50,000 shares of Series A Convertible Preferred Stock (the "Convertible Preferred"). The Convertible Preferred had a liquidation preference, subject to adjustment, of $100 per share and accrued cumulative dividends at an annual rate of 8% of the liquidation preference. Dividends were payable quarterly at the Company's option in cash or in common stock. The Convertible Preferred had no voting rights, except as required by applicable law.

On February 26, 1998, the Company agreed to issue 2,170 shares of Convertible Preferred to an affiliate of Berthel in exchange for the prepayment of $180,000 of commissions and the payment of $37,000 of commissions then currently owed. This transaction was completed and the shares issued on June 19, 1998.

The Company's Convertible Preferred automatically converted into 1,683,880 shares of the Company's Common Stock on September 30, 2000, the third anniversary of the date the first shares of Convertible Preferred were originally issued.

10.     COMMON  STOCK  WARRANTS

A summary of common stock warrant activity during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                WARRANT     WARRANT
                                                   WARRANT       PRICE       PRICE      EXPIRATION
                                                    SHARES      PER SHARE   PER SHARE       DATE
Balance at January 1, 1998 . . . . . . . . . . .   2,149,279   $1.12-$9.75  $     2.91  1999-2002

Warrants issued in connection with Incomex
  Earn-Out settlement (Note 4) . . . . . . . . .     155,384          3.25        3.25       2003
Warrants issued with note payable (Note 7) . . .   1,486,000          1.75        1.75       2001
Warrants issued with note payable (Note 7) . . .     500,000          1.75        1.75       2001
Warrants issued with note payable (Note 7) . . .     684,000     2.50-3.25        3.17       2003
Warrants issued with note payable (Note 7) . . .       5,000          1.75        1.75       2000
Warrants issued with note payable (Note 7) . . .      25,000          1.75        1.75       2001
Warrants issued with offering agreement
   (Note 7). . . . . . . . . . . . . . . . . . .      10,000          1.44        1.44       2001
Warrants issued with short-term notes payable. .      15,000          1.44        1.44       2001
Warrants issued with offering agreement. . . . .     121,100          1.75        1.75       2001
Warrants issued with notes payable to related
  party. . . . . . . . . . . . . . . . . . . . .     350,000          1.44        1.44       2001
Warrants exercised by related party. . . . . . .  (1,100,000)         1.44        1.44
Warrants issued with consulting agreements . . .      20,000     3.00-3.60        3.30       2003
                                                  -----------

Balance at December 31, 1998 . . . . . . . . . .   4,420,763     1.12-9.75        2.86

Warrants issued with notes payable to related
  parties (Notes 7 and 8). . . . . . . . . . . .     795,000     3.25-4.13        3.63       2003
Warrants issued with notes payable to financial
  institution (Note 7) . . . . . . . . . . . . .     500,000          3.50        3.50       2009
Warrants issued with notes payable to related
  party (Note 7) . . . . . . . . . . . . . . . .     400,000          3.31        3.31       2004
Warrants expired . . . . . . . . . . . . . . . .     (50,000)         2.88        2.88
Warrants exercised . . . . . . . . . . . . . . .      (1,300)         3.14        3.14
Warrants exercised by related party. . . . . . .      (4,000)         1.44        1.44
Warrants exercised . . . . . . . . . . . . . . .    (193,872)         1.75        1.75
                                                  -----------

Balance at December 31, 1999 . . . . . . . . . .   5,866,591     1.12-9.75        3.05

Warrants issued with termination of
  employment agreements. . . . . . . . . . . . .     150,000          1.00        1.00       2003
Warrants issued with notes payable to
  financial institution (Note 7) . . . . . . . .   5,199,121      .94-2.44        1.99       2004
Warrants exercised . . . . . . . . . . . . . . .     (25,000)         1.75        1.75
Warrants cancelled . . . . . . . . . . . . . . .    (495,000)    3.50-4.13        3.88
                                                  -----------

Balance at December 31, 2000 . . . . . . . . . .  10,695,712   $1.12-$9.75  $     2.44
                                                  ===========

The weighted average remaining life of the warrants was 3.1, 3.0 and 2.5 years at December 31, 2000, 1999 and 1998, respectively.

Warrants  outstanding  and  exercisable  at  December  31, 2000 were as follows:

EXERCISE PRICE     WARRANTS
$0.94 . . . . .     435,467
$1.00 . . . . .     150,000
$1.12 . . . . .     229,279
$1.25 . . . . .     200,000
$1.31 . . . . .     884,804
$1.44 . . . . .      21,000
$1.50 . . . . .     100,000
$1.75 . . . . .   1,918,228
$2.09 . . . . .     499,600
$2.19 . . . . .      40,000
$2.25 . . . . .     831,467
$2.44 . . . . .   2,207,783
$2.50-$3.00 . .      90,000
$3.01-$3.25 . .   1,798,084
$3.26-$3.60 . .   1,210,000
$9.75 . . . . .      80,000
                  ----------
                  10,695,712
                  ==========

The Company issued 880,000 common stock warrants to the public in conjunction with the Company's initial public offering during 1996. The underwriters also received 80,000 warrants. As a result of the anti-dilutive provision, the exercise price for the 880,000 public warrants at December 31, 1998 was adjusted in accordance with the agreement to $3.14. Each warrant is exercisable to purchase 2.068 shares of common stock. As a result of the anti-dilutive provision, the 80,000 underwriters warrants at December 31, 1998 are exercisable to purchase 162,839 units at an exercise price of $6.146 per unit. Each unit consists of two shares of the Company's common stock and one warrant exercisable at $9.75 per share to purchase one share of the Company's common stock.

The Company has amended the terms of these 880,000 warrants to extend the expiration date from October 21, 1999 to October 21, 2001. The 880,000 warrants are exercisable into 1,819,918 shares of common stock at an exercise price of $3.14 per share. During the extension period the Company will not be obligated to make any further adjustments to the exercise price of the warrants or the number of shares for which the warrants may be exercised.

On March 22, 2001, the Company extended the expiration date of 1,939,228 warrants from March 31, 2001 to March 31, 2002.

11.     STOCK  OPTION  PLANS

The Company adopted the 1993 Stock Option Plan (the "1993 Plan") whereby options may be granted to employees to purchase up to an aggregate of 272,529 shares of the Company's common stock. The 1993 Plan is administered by the Board of Directors, which determines to whom options will be granted. The 1993 Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) to employees of the Company. The exercise price of stock options granted under the 1993 Plan is established by the Compensation Committee or the Board of Directors, but the exercise price may not be less than the fair market value of the common stock on the date of grant of each option. Each option shall be for a term not to exceed ten years after the date of grant, and a participant's right to exercise an option vests at the rate of twenty percent on the date of grant and each anniversary date until the option is fully vested.

A summary of stock option activity under the 1993 Plan during the years ended December 31, 2000, 1999 and 1998, is summarized as follows:


                                                           WEIGHTED                WEIGHTED
                                                           AVERAGE                 AVERAGE
                                                           OPTION                  OPTION
                                OPTIONS     OPTION PRICE   PRICE       OPTIONS     PRICE
                              OUTSTANDING    PER SHARE   PER SHARE   EXERCISABLE  PER SHARE
Balance at January 1, 1998 .      223,929   $1.88-$2.25  $     2.05       79,279  $     1.88
  Granted at market. . . . .       30,927          2.00
  Cancelled. . . . . . . . .       (1,000)         2.25
  Cancelled. . . . . . . . .      (13,255)         2.00
                              ------------
Balance at December 31, 1998      240,601     1.88-2.25        2.04      163,026        1.97

  Exercised. . . . . . . . .      (18,500)         1.88
  Exercised. . . . . . . . .       (1,000)         2.25
                              ------------
Balance at December 31, 1999      221,101     1.88-2.25        2.06      182,564        2.02

  Cancelled. . . . . . . . .      (20,299)         1.88
  Cancelled. . . . . . . . .      (15,523)         1.88
  Cancelled. . . . . . . . .       (5,000)         2.25
  Cancelled. . . . . . . . .       (8,836)         2.00
                              ------------

Balance at December 31, 2000      171,443     1.88-2.25        2.09      171,443        2.09
                              ============

At December 31, 2000, options for 171,443 shares were exercisable, an additional 81,586 shares were available for future grants and the weighted average remaining life of the options outstanding was five years. The Company has reserved 272,529 shares of common stock in connection with the 1993 Plan at December 31, 2000, 1999 and 1998.

The Company has adopted the 1997 Stock Option Plan (the "1997 Stock Option Plan"). During 1998, the Company amended the 1997 Stock Option Plan to increase the number of shares authorized to 1,727,471. The 1997 Stock Option Plan is also administered by the Compensation Committee or the Board of Directors which determines to whom the options will be granted. The 1997 Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options to executives or other key employees of the Company. The exercise price of the stock options granted under the 1997 Stock Option Plan is established by the Compensation Committee or the Board of Directors, but the exercise price may not be less than the fair market value of the common stock on the date of the grant of each option for incentive stock options. Each option shall be for a term not to exceed ten years after the date of grant for non-employee directors and five years for certain shareholders. Options cannot be exercised until the vesting period, if any, specified by the Compensation Committee or the Board of Directors has expired.

A summary of stock option activity under the 1997 Stock Option Plan for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                         WEIGHTED                 WEIGHTED
                                                          AVERAGE                 AVERAGE
                                                          OPTION                  OPTION
                                OPTIONS     OPTION PRICE   PRICE       OPTIONS     PRICE
                              OUTSTANDING    PER SHARE   PER SHARE   EXERCISABLE  PER SHARE
Balance at January 1, 1998 .      255,629   $3.13-$4.16  $     3.28      100,000  $     2.57
  Granted at market. . . . .      400,000     2.25-3.50
  Granted at market. . . . .       17,000          3.13
  Granted at market. . . . .      165,000          2.81
  Granted at market. . . . .      535,000          2.75
  Granted at market. . . . .        4,073          2.00
  Granted at market. . . . .      225,629          2.25
  Cancelled. . . . . . . . .     (225,629)         3.25
  Cancelled. . . . . . . . .       (1,745)         2.00
                              ------------
Balance at December 31, 1998    1,374,957     2.00-4.16        2.65      893,561        2.62

  Cancelled. . . . . . . . .       (7,000)         3.13
  Cancelled. . . . . . . . .      (90,000)         2.81
  Granted at market. . . . .        2,000          3.88
  Granted at market. . . . .        5,500          2.56
  Granted at market. . . . .        4,500          2.75
                              ------------
Balance at December 31, 1999    1,289,957     2.00-4.16        2.64    1,106,259        2.63

  Cancelled. . . . . . . . .     (323,236)    2.25-2.75
  Cancelled. . . . . . . . .     (600,000)    2.25-3.50
  Cancelled. . . . . . . . .       (1,164)         2.00
  Cancelled. . . . . . . . .      (15,000)    3.13-4.16
  Cancelled. . . . . . . . .      (15,000)    3.13-4.16
  Cancelled. . . . . . . . .      (10,000)         3.13
  Cancelled. . . . . . . . .       (2,000)         3.88
  Cancelled. . . . . . . . .       (5,500)         2.56
  Cancelled. . . . . . . . .       (4,500)         2.75
  Granted at market. . . . .       20,000          2.25
                              ------------
Balance at December 31, 2000      333,557     2.00-2.81        2.58      323,557        2.58
                              ============

At December 31, 2000, options for 323,557 shares were exercisable, an additional 1,393,914 shares were available for future grants and the weighted average remaining life of the options outstanding was seven years. The Company has reserved 1,727,471 shares of common stock in connection with the 1997 Stock Option Plan at December 31, 2000, 1999 and 1998.

Options outstanding and exercisable at December 31, 2000 under the 1993 Plan and the 1997 Stock Option Plan were as follows:

OPTIONS OUTSTANDING                          EXERCISABLE
--------------------                         -----------
                                 WEIGHTED
                                 AVERAGE
                                REMAINING
                               CONTRACTUAL
                                   LIFE
EXERCISE PRICE        SHARES    (IN YEARS)     SHARES
$1.88 . . . . . . .   67,899             3       67,899
$2.00-$2.25 . . . .  227,101             6      217,101
$2.75-$2.81 . . . .  210,000             7      210,000
                     -------                -----------
                     505,000                    495,000
                     =======                ===========

No compensation expense was recorded in connection with the grant of options for the years ended December 31, 2000, 1999 and 1998, respectively. The Company accounts for stock option grants and awards to employees using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for options consistent with the method prescribed by Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation" ("SFAS No. 123"), the Company's net loss and net loss per share would have been the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands, except per share data):

                                          2000      1999       1998
Net loss attributable to   As reported  $(4,427)  $(18,592)  $  (349)
  common shareholders      Pro forma     (4,731)   (19,207)   (2,348)

Net loss per common share  As reported  $ (0.41)  $  (1.79)  $ (0.06)
                           Pro forma      (0.44)     (1.85)    (0.43)

The weighted average fair values at date of grant for options granted during 2000, 1999 and 1998 were estimated to be $304,000, $615,000 and $1,999,000, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: ten year expected life; stock volatility of 221% in 2000, 102% in 1999 and 153% in 1998; risk-free interest rate of 5.2% in 2000, 6.4% in 1999 and 6% in 1998; and no dividends during the expected term.

12.     INCOME  TAXES

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                             2000    1999    1998
Continuing operations -
  Current, state . . . . .  $  (9)  $ 472   $(397)

Discontinued operations -
  Current, state . . . . .      -    (472)    472
                            ------  ------  ------
Total expense (benefit). .  $  (9)  $   -   $  75
                            ======  ======  ======

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2000, 1999, and 1998 is less than the amounts computed by applying the statutory federal income tax rate of 35% to the loss before income taxes from continuing operations due to the following items (dollars in thousands):

                                                   2000      1999     1998
Computed expected amount. . . . . . . . . . . .  $(1,234)  $(5,589)  $(433)
Amortization and write-down of goodwill . . . .    1,313     1,875     236
Other . . . . . . . . . . . . . . . . . . . . .        -         9      18
State income taxes, net of federal tax benefit.       (9)      (69)     75
Change in valuation allowance . . . . . . . . .      (79)    4,246    (293)
                                                 --------  --------  ------
  Income tax provision (benefit). . . . . . . .  $    (9)  $   472   $(397)
                                                 ========  ========  ======

At December 31, 2000 the Company has net operating loss carryforwards for federal income tax purposes of approximately $29 million to use to offset future taxable income. These net operating losses will expire through 2020.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                               2000       1999
Deferred tax assets:
  Current:
    Allowance for doubtful accounts receivable. . . . . . .  $     79   $    150
                                                             ---------  ---------

  Noncurrent:
    Intangible asset amortization and valuation allowance .         -        155
    Differences in net book value of property and equipment        66        446
    Capital lease adjustment. . . . . . . . . . . . . . . .         -        298
    Interest and other accruals . . . . . . . . . . . . . .       795        523
    Unrealized loss on investments. . . . . . . . . . . . .         -      1,389
    Carryforward of net operating loss. . . . . . . . . . .    10,058      7,507
                                                             ---------  ---------
                                                               10,919     10,318
                                                             ---------  ---------
Total deferred tax assets . . . . . . . . . . . . . . . . .    10,998     10,468
Valuation allowance for deferred tax assets . . . . . . . .   (10,998)   (10,468)
                                                             ---------  ---------
Net deferred tax assets . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                             =========  =========

A valuation allowance for the entire balance of deferred tax assets has been recorded because management believes it is more likely than not that such assets will not be realized.

13.     COMMITMENTS  AND  CONTINGENCIES

Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $141,000, $168,000 and $215,000, respectively. At December 31,
2000, future minimum rental payments on lease obligations are as follows (dollars in thousands):

                               OPERATING
                                 LEASES
Years ending December 31:
      2001. . . . . . . . . .  $       31
      2002. . . . . . . . . .          28
      2003. . . . . . . . . .          28
      2004. . . . . . . . . .          23
      2005. . . . . . . . . .          11
                               ----------
      Minimum rental payments  $      121
                               ==========

The Company has guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection.

The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies total only $770,000. Another party has asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

On April 26, 2000, PIC filed an action in state court in Travis County, Texas, against OAN Services, Inc. ("OAN") and Billing Concepts, Inc. ('BCI"), claiming breach of contract and tortious interference by BCI in connection with a billing and related services agreement dated September 1, 1999 between PIC and OAN, and an Account Purchase Agreement, dated November 18, 1999 between PIC and OAN. PIC alleged that BCI's conduct in transmitting notice to OAN claiming rights in call records delivered to OAN by PIC was inaccurate and misleading, thus constituting tortious interference by BCI. PIC sought a declaration from the court that it is entitled to proceeds being held by OAN in the amount of between $650,000 and $850,000 free and clear of any claims of BCI and OAN as well as other damages. On June 5, 2000, OAN and BCI each filed an answer in response to PIC's claims and made certain other pre-trial motions. On July 5, 2000, BCI filed a counterclaim against PIC and ATN alleging breach of contract and certain related claims and seeking damages in an unspecified amount. On January 25, 2001, the Company reached a settlement agreement with BCI and OAN. Under this settlement:
(a) PIC and ATN are relieved from any further liability allegedly owed to BCI or OAN, (b) PIC agreed to pay nominal consideration and to relinquish its claims to funds held by OAN, (c) PIC and ATN released any potential claims that they had against BCI, including claims ATN may have for the alleged failure by BCI to assess USF contribution charges on certain traffic, as well as any claims that ATN may have against BCI for its role in the excessive bad debt charges, and (d) PIC and ATN released any potential claims that they had against OAN.

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees and Strategica Capital Corporation ("Strategica") was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including PIC. The proceeding does not specify a dollar amount of damages. The contempt motion was denied by the Bankruptcy Court on November 4, 1998. Strategica filed a motion for rehearing on November 16, 1998, which was denied by the Bankruptcy Court on December 2, 1998. Strategica filed a notice of appeal of the adverse ruling on December 11, 1998. PIC filed a motion for attorneys' fees and costs on November 24, 1998, and a hearing was conducted by the Bankruptcy Court on January 28, 1999 with respect to PIC's motion. Strategica's appeal and PIC's motion for attorneys' fees and costs are both currently pending. Strategica filed its brief in the appeal on March 2, 1999; ATN and PIC filed their reply briefs in May and June 1999; and Strategica filed its responses in August 1999. The District Court affirmed the Bankruptcy Court's ruling on March 8, 2000, but denied PIC's motion to dismiss and for sanctions. This affirmation of the Bankruptcy Court's decision was followed by an appeal to the Eleventh Circuit Court of Appeals. On February 26, 2001, the Court of Appeals affirmed the Bankruptcy Court's denial of Strategica's contempt motion. Strategica filed a petition for rehearing on March 19, 2001. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

A lawsuit was filed in Superior Court of the State of California on October 20, 1999 claiming conspiracy to defraud, fraud and deceit, and conversion against several defendants, including ATN, in connection with an Internal Operator Services Agreement between the plaintiffs and defendant Paramount International Telecommunications, Inc. ("Paramount"). The Internal Operator Services Agreement sets out that Paramount will provide (among other things) calling services and billing and collection of the charges through local exchange carriers, and Paramount would deduct agreed upon fees for its services and remit the balance to the plaintiffs. Paramount allegedly contracted out operator and billing services with ATN from May 1998 until present. In addition to other claims against Paramount, the plaintiffs complain that Paramount and ATN conspired to falsify call charge reports being sent to the plaintiffs by underreporting the amount of charges billed to the end user and keeping the monies generated therefrom, thereby damaging the plaintiffs for no less than approximately $280,000. The plaintiffs also seek punitive damages in an unspecified amount. ATN filed its response on January 4, 2000. This action was dismissed on February 1, 2001.

On December 19, 2000, ATN filed an action in Texas state court against Telephone Service Bureau, LLC ("TSB") and Network Operator Services, Inc. ("NOS"), claiming breach of contract by TSB in connection with an Operator Services Agreement between ATN and TSB. Specifically, ATN claimed that TSB breached the Operator Service Agreement by refusing to pay ATN for accrued and unaccrued bad debt "true-ups", which ATN estimates exceeds $2.9 million. As a result of the "bad debt" impact on ATN's financial condition, ATN was forced to discontinue business in late 1999, and PIC thereafter continued providing TSB access to a switch and related operator services. Because of the known history of the call traffic at issue, PIC requested that this particular traffic be handled elsewhere, and is now being processed by NOS. ATN's application for writ of attachment seeks attachment of advances made by PIC and NOS to TSB as a result of TSB traffic now being processed by NOS (NOS was named in the suit solely to bind it to the requested writ of attachment. ATN also requested injunctive relief restraining and enjoining TSB from taking any actions which would cause the call traffic to be re-routed or diverted and ordering PIC and NOS to deposit that portion of the PIC and NOS advances constituting TSB's gross margin into the registry of the court pending trial. The state court entered a temporary restraining order on December 19, 2000 (effective through January 2, 2001), directing that TSB refrain from re-routing any traffic away from PIC or NOS. The temporary restraining order was later extended through January 16, 2001.

On January 2, 2001, TSB filed a special appearance and removed the case to U.S. District Court. TSB simultaneously filed a motion to dismiss, claiming that the case should be dismissed for lack of personal jurisdiction, or, alternatively, improper venue. It was not until the filing of TSB's motion to dismiss that ATN became aware of related suits filed on November 8, 2000, in the Chancery Court for Knox County, Tennessee, styled Telephone Service Bureau vs. ATN Communications, Inc. and Priority International Communications, Inc. (the subject matter of which is also the Operator Services Agreement) and on January 2, 2001, in the Chancery Court for Knox County, Tennessee, styled Call Management Systems, Inc. vs. ATN Communications, Inc. and Priority International Communications, Inc. ATN has removed these cases to federal court in Tennessee.

TSB also filed a motion with the U.S. District Court in Texas to dissolve the temporary restraining order on January 2, 2001. This District Court denied TSB's motion to dissolve on January 5, 2001, and ordered the injunction hearing be set for January 16, 2001. On January 9, 2001, ATN filed a motion to remand the matter back to state court. NOS simultaneously filed a motion to dismiss. Responses to TSB's motion to dismiss and NOS's January 9, 2001 motion have been filed by ATN. On January 13, 2001, the parties reached a standstill agreement to remain in effect pending a mediation to take place. The courts in Texas and Tennessee have stayed all proceedings until a date not more than fourteen days after completion of the mediation. PIC is currently in mediation regarding this dispute. No assurance can be given at this time as to the outcome of this matter.

On  November 16, 1998 the Company entered into an Employment Agreement with Paul
C. Tunink, Chief Financial Officer. The Employment Agreement had a term through November 30, 1999 and renews automatically from year to year thereafter, unless terminated by either party, and provides a base salary of not less than $128,000. In addition, Mr. Tunink is eligible to participate in the Company's bonus plan and other executive compensation plans. The Employment Agreement contains a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provides if his employment is terminated by the Company for any reason other than cause, Mr. Tunink will be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year.

The Company has divested certain of its businesses during 2000. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owed by the Company.

14.     RELATED  PARTY  TRANSACTIONS

The Company conducts a significant amount of business with Berthel and other affiliated entities. Berthel provided lease and other financing services, including investment banking, to the Company.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of February 28, 2001, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under the Placement Agreement including a monthly retainer and placement fees. The Company paid to Berthel total fees of $536,000 during 2000. If any further strategic transactions are completed, the Company will owe a success fee to Berthel, depending on the price of the strategic transactions.

The Company borrowed money during 2000 from MCCIC, a company owned by Berthel and another significant shareholder of the Company (see Note 8).

The Company also undertook the Debt Restructuring Plan in 2000 which included restructuring certain debt and accrued interest with related parties (see Note
8).

On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by a minority shareholder. Revenues of $109,000, $412,000 and $464,000 were generated from such agreement for the years ended December 31, 2000, 1999 and 1998, respectively. Further, the Company had call processing receivables from the hotels included under the agreement of $0, $55,000 and $247,000 at December 31, 2000, 1999 and 1998,
respectively. The agreement provided for a fixed payment of $30,000 per month in commissions to be paid to the minority shareholder. This agreement was terminated effective May 1, 2000.

The Company has also paid consulting expenses to a former member of the Company's Board of Directors and had loans with related parties (see Note 7).

In January 2000, the Company entered into a letter agreement with Pirinate which provided that the Company would pay Pirinate $15,000 a month in exchange for up to six days per month of personal services from Eugene I. Davis. Under the letter agreement, Mr. Davis serves as Interim Chairman of the Board and Interim Chief Executive Officer of the Company. The letter agreement's term is for a minimum of three months, and thereafter either party may terminate the letter agreement, with or without cause, effective upon 60 days written notice. The letter agreement also provides that the Company, upon approval by Mr. Tunink, the Company's Chief Financial Officer, will pay Mr. Davis' out-of-pocket, travel and other major expenses related to his services to the Company. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company.

On December 24, 2000, the Company signed a consulting services letter agreement with Prentice Services LTD ("Prentice"), an entity controlled by Wayne Wright, a member of the Company's Board of Directors. The agreement provides that Mr. Wright will serve as President of PIC and will provide consulting services to PIC, as directed by the Company's Chief Executive Officer. Prentice receives $15,000 a month, plus out-of-pocket expenses, for these services. Also, at the sole discretion of the Company's Board of Directors, Prentice may receive additional success fees and bonuses. Either party may terminate this agreement, with or without cause, effective upon six months prior written notice. The Company paid $15,000 under this agreement in 2000. Mr. Wright owned 19.10% of the Company's outstanding common stock at December 31, 2000.

A summary of transactions with related parties for the years ended December 31, 2000, 1999 and 1998 is as follows (dollars in thousands):

                                                   2000    1999   1998
Consulting expense - Prentice. . . . . . . . . .  $   15  $    -  $   -
Consulting expense - former directors. . . . . .       -      58     74
Consulting expense - Pirinate. . . . . . . . . .     181       -      -
Interest expense on related party notes payable.   1,620   1,171    290
Interest expense on notes payable to Berthel . .     243     138    134
Interest expense on notes payable to MCCIC . . .      36       -      -
Commissions to minority shareholder. . . . . . .     180     360    360
Commissions and related fees to Berthel. . . . .       -     130    142
Investment banking and placement fees to Berthel     536       -      -
Lease payments to Berthel. . . . . . . . . . . .     840     507    840

15.     PROFIT  SHARING  PLAN

The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 2000, 1999 and 1998.

Effective November 15, 2000, the Company terminated the plan due to low participation and high administrative expenses.

16.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value amounts disclosed below are based on estimates prepared by the Company utilizing valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash, receivables, notes receivable, notes payable, and other short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit and interest rate risk involved and the timing of when the instruments were entered into.

The estimated fair values of the Company's other significant financial instruments at December 31, 2000 and 1999 are as follows (dollars in thousands):

                             2000               1999
                           CARRYING    FAIR   CARRYING    FAIR
                            AMOUNT    VALUE    AMOUNT    VALUE
Long-term note receivable  $       -  $    -  $   1,000  $1,000
Long-term debt. . . . . .      4,882       -      2,866   2,450

17.     BUSINESS  SEGMENT  INFORMATION

Previously the Company had three reportable segments. During 2000 the Company sold its Incomex segment which is reported in the financial statements as a discontinued operation (see Note 5). Also in February 2000, the Company entered into a rental agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by Telemanager.net in exchange for monthly rental payments to the Company. The MCC Telemanager(TM) was the primary service provided by the MTS segment. On December 20, 2000, the Company sold certain assets which were subject to the rental agreement to Telemanager.net. As a result of these transactions, the MTS segment is no longer significant.

Accordingly, the Company's one reportable segment during 2000 was PIC. The Company provides long-distance telecommunications services to hotels and payphone owners in the United States through the PIC business unit. The services have included, but were not limited to, credit card billing services, automated collection and messaging delivery services, voice mail services and telecommunications consulting. During 2000, PIC developed a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC became a reseller of call processing services and eliminated its live operator center.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments based on income (loss) from operations. Summarized financial information concerning the Company's reportable segments, net of intercompany eliminations, is shown in the following table (dollars in thousands). The "Other" column includes corporate related items and MTS for 2000.

                                         PIC       MTS      OTHER      TOTAL
2000:
Revenues. . . . . . . . . . . . . . .  $ 8,246   $     -   $   191   $  8,437
Loss from operations. . . . . . . . .   (3,846)        -    (3,427)    (7,273)
Total assets. . . . . . . . . . . . .      720         -       388      1,108
Depreciation and amortization expense      920         -        15        935
Capital expenditures. . . . . . . . .        -         -         -          -

1999:
Revenues. . . . . . . . . . . . . . .  $23,150   $ 4,313   $     -   $ 27,463
Loss from operations. . . . . . . . .   (6,418)   (1,642)   (4,704)   (12,764)
Total assets. . . . . . . . . . . . .    6,370     1,328     6,502     14,200
Depreciation and amortization expense    1,339       549         -      1,888
Capital expenditures. . . . . . . . .      561       110         -        671

1998:
Revenues. . . . . . . . . . . . . . .  $20,804   $ 5,263   $     -   $ 26,067
Income (loss) from operations . . . .    1,509      (793)     (323)       393
Total assets. . . . . . . . . . . . .   11,079     3,542     1,783     16,404
Depreciation and amortization expense      903       772         -      1,675
Capital expenditures. . . . . . . . .      275       357         -        632

The  Company  operates  in  the  United  States.

18.     AT&T  COMMISSION  AGREEMENT

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

19.      QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (dollars in thousands except per share data). These quarterly results have been reclassified from those previously reported in form 10-Q's filed with the Securities and Exchange Commission so the results of operations for Incomex that was sold effective June 30, 2000, are classified as discontinued operations for all periods presented.

                                                       FIRST     SECOND     THIRD     FOURTH
                                                      QUARTER   QUARTER    QUARTER    QUARTER    TOTAL
2000
---------------------------------------------------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $  2,437   $  2,010  $  2,093   $  1,897   $ 8,437
Gross profit. . . . . . . . . . . . . . . . . . . .       804        152       542      1,414     2,912
Income (loss) from continuing operations. . . . . .    (1,092)     2,436    (1,407)    (3,454)   (3,517)
Income (loss) before extraordinary item . . . . . .    (2,206)     2,043    (1,407)    (3,454)   (5,024)
Net income (loss) . . . . . . . . . . . . . . . . .    (2,206)     2,043    (1,407)    (2,732)   (4,302)

Basic and diluted earnings (loss) per common share
  Income (loss) before extraordinary item . . . . .  $  (0.21)  $   0.19  $  (0.14)  $  (0.28)  $ (0.48)
  Net (income) loss . . . . . . . . . . . . . . . .     (0.21)      0.19     (0.14)     (0.22)    (0.41)

The second quarter includes a $2.6 million charge for impairment of assets, a $490,000 charge for the write-down of the Company's Investment in the AcNet entities, and a $7.0 million gain recorded in connection with the Company's Debt Restructuring Plan. The fourth quarter includes a $1.2 million charge for impairment of property and equipment and intangible assets, a $500,000 charge for the write-down of the Company's investment in the AcNet entities, a $893,000 credit for USF fees, an impairment charge of $1.6 million for the write-down of the Company's investment in Actel, and a $722,000 extraordinary gain on the extinguishment of debt.


                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
1999
---------------------------------------------------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $  7,847   $  6,249   $  6,333   $  7,034   $ 27,463
Gross profit (loss) . . . . . . . . . . . . . . . .     1,807      1,301      1,256     (2,897)     1,467
Loss from continuing operations . . . . . . . . . .      (511)    (1,351)    (1,234)   (13,345)   (16,441)
Net income (loss) . . . . . . . . . . . . . . . . .        84       (863)    (1,604)   (16,015)   (18,398)

Basic and diluted earnings (loss) per common share
  Net income (loss) . . . . . . . . . . . . . . . .  $      -   $  (0.09)  $  (0.16)  $  (1.53)  $  (1.79)

The fourth quarter includes a $1.7 million charge for USF fees, a $3.3 million charge for impairment of assets, a $3.7 million charge for the write-down of the Company's investment in the AcNet entities and $4.1 million of bad debt expense in excess of historical amounts primarily relating to collection issues for one type of call processing service.

Per share information is calculated for each quarterly and annual period using average outstanding shares for the period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.
                                    * * * * *

                                   SCHEDULE II

                       MURDOCK COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED DECEMBER 31, 2000, 1999, 1998


                                                Balance at   Net Charges                   Balance at
                                                 Beginning     to Costs                      End of
Description                                       of Year    and Expenses  Deductions (1)     Year
----------------------------------------------  -----------  ------------  --------------  -----------
Year ended December 31, 2000
  Allowance for doubtful accounts. . . . . . .  $     3,127            98           3,000  $       225

Year ended December 31, 1999
  Allowance for doubtful accounts. . . . . . .  $       654         7,789           5,316  $     3,127

Year ended December 31, 1998
  Allowance for doubtful accounts. . . . . . .  $       377         3,321           3,044  $       654

Note (1)  Uncollectible receivable written off