Form 10-Q
period 2001-03-31
MURDOCK COMMUNICATIONS CORP
filed 2001-05-15
CIK 908754

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________


                      Commission File Number    000-21463
                                             --------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                Iowa                                42-1339746
    -------------------------------     ---------------------------------
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

On March 31, 2001, there were outstanding 12,514,967 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                 March 31, 2001

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION

                                                                     Page
Item 1.    Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000                                          3

           Consolidated Statements of Operations for the Three
             Months Ended March 31, 2001 and 2000                       5

           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2001 and 2000                       6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       15

Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk                                                      19

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                           20

Item 2.    Changes in Securities and Use of Proceeds                   20

Item 3.    Defaults Upon Senior Securities                             20

Item 4.    Submission of Matters to a Vote of Security Holders         20

Item 5.    Other Information                                           20

Item 6.    Exhibits and Reports on Form 8-K                            20

           Signatures                                                  21

PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              MARCH 31, 2001    DECEMBER 31, 2000*
                                                                             ----------------  -------------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           163   $              157
  Accounts receivable, less allowance for doubtful accounts:
    2001-  $220;  2000 - $225 . . . . . . . . . . . . . . . . . . . . . . .              335                  582
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .              195                  167
                                                                             ----------------  -------------------
        TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . .              693                  906

PROPERTY AND EQUIPMENT
  Telecommunications equipment. . . . . . . . . . . . . . . . . . . . . . .              919                  919
  Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . .              180                  180
                                                                             ----------------  -------------------
                                                                                       1,099                1,099
    Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .             (979)                (956)
                                                                             ----------------  -------------------
        PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . .              120                  143
                                                                             ----------------  -------------------

OTHER ASSETS
  Other intangible assets, net of accumulated amortization:  2001 - $1,259;
    2000 - $1,230 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               29                   58
  Other noncurrent assets                                                                  1                    1
                                                                             ----------------  -------------------
        TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .               30                   59
                                                                             ----------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           843   $            1,108
                                                                             ================  ===================

*Note: The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      March 31, 2001 and December 31, 2000
                            (Dollars  in  thousands)
                                    (Unaudited)

                                                                                   MARCH 31, 2001    DECEMBER 31, 2000*
                                                                                  ----------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,833   $            8,783
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              741                  725
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,397                2,854
  Accrued universal service fund fees. . . . . . . . . . . . . . . . . . . . . .              818                  806
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              591                  590
  Current portion of capital lease obligations principally with a related party.                1                    1
  Current portion of long-term debt with related parties . . . . . . . . . . . .              229                  220
                                                                                  ----------------  -------------------
        TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . .           14,610               13,979

LONG-TERM LIABILITIES
  Long-term debt with related parties, less current portion. . . . . . . . . . .            4,298                4,361
  Long-term debt, others, less current portion . . . . . . . . . . . . . . . . .              521                  521
                                                                                  ----------------  -------------------
        TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,429               18,861

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
    and outstanding:  2001 and 2000 - 12,514,967 shares. . . . . . . . . . . . .           22,287               22,287
  Common stock warrants:  Issued and outstanding:  2001 and 2000 - 10,695,712. .            1,007                1,007
  Treasury stock at cost: 2001 and 2000 - 250,000. . . . . . . . . . . . . . . .              (94)                 (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .              134                  134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (41,920)             (41,087)
                                                                                  ----------------  -------------------
        TOTAL SHAREHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . . . .          (18,586)             (17,753)
                                                                                  ----------------  -------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           843   $            1,108
                                                                                  ================  ===================

*Note: The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH  31,
                                                         2001          2000
                                                     ------------  ------------
CONTINUNING OPERATIONS

REVENUES
  Call processing and other . . . . . . . . . . . .  $     1,262   $     2,437
                                                     ------------  ------------
        TOTAL REVENUES. . . . . . . . . . . . . . .        1,262         2,437

COSTS OF SALES
  Call processing and other . . . . . . . . . . . .        1,061         1,633
                                                     ------------  ------------
        TOTAL COST OF SALES . . . . . . . . . . . .        1,061         1,633
                                                     ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . .          201           804

OPERATING EXPENSES
  Selling, general and administrative expenses. . .          446           770
  Depreciation and amortization expense . . . . . .           25           245
                                                     ------------  ------------
        TOTAL OPERATING EXPENSES. . . . . . . . . .          471         1,015
                                                     ------------  ------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .         (270)         (211)

NON-OPERATING INCOME (EXPENSE)
  Interest expense. . . . . . . . . . . . . . . . .         (585)       (1,018)
  Other income. . . . . . . . . . . . . . . . . . .           22           141
                                                     ------------  ------------
        TOTAL NON-OPERATING EXPENSE . . . . . . . .         (563)         (877)
                                                     ------------  ------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . .         (833)       (1,088)
  Income tax expense. . . . . . . . . . . . . . . .            -            (4)
                                                     ------------  ------------

LOSS FROM CONTINUING OPERATIONS . . . . . . . . . .         (833)       (1,092)

DISCONTINUED OPERATIONS
  Loss from operations. . . . . . . . . . . . . . .            -        (1,114)
                                                     ------------  ------------
        TOTAL DISCONTINUED OPERATIONS . . . . . . .            -        (1,114)
                                                     ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . .         (833)       (2,206)

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK . . . . . . . . . . . . . . . . .            -           (46)
                                                     ------------  ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . . .  $      (833)  $    (2,252)
                                                     ============  ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss from continuing operations . . . . . . . . .  $     (0.07)  $     (0.11)
  Loss from discontinued operations . . . . . . . .            -         (0.10)
                                                     ------------  ------------
  Net loss. . . . . . . . . . . . . . . . . . . . .  $     (0.07)  $     (0.21)
                                                     ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING . . . . . . . . . . . . . . . . . . .   12,264,967    10,576,551
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                                MARCH  31,
                                                                               2001    2000
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (833)  $(2,206)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .       23       279
  Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . .       29        50
  Loss from discontinued operations. . . . . . . . . . . . . . . . . . . .        -     1,114
  Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      247       (72)
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .      (27)      (33)
    Outstanding checks in excess of bank balance . . . . . . . . . . . . .        -       (28)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       16       135
    Accrued USF expense. . . . . . . . . . . . . . . . . . . . . . . . . .       12         -
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      543       499
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       (11)
                                                                            --------  --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS.       10    (1,387)
        NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . .        -     1,114
                                                                            --------  --------
        NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . . . . . . . .       10      (273)
                                                                            --------  --------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . .        -       (14)
  Cash paid for investments. . . . . . . . . . . . . . . . . . . . . . . .        -      (110)
                                                                            --------  --------
        NET CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . .        -      (124)
                                                                            --------  --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party. . .        -        (1)
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . .       50       599
  Payments on notes payable with related parties . . . . . . . . . . . . .      (54)     (137)
  Payments on long-term debt, with related parties . . . . . . . . . . . .        -       (32)
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . . .       -        (45)
                                                                            --------  --------
        NET CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . . . . . .       (4)      384
                                                                            --------  --------

NET  INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . .        6       (13)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .      157        76
                                                                            --------  --------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   163    $   63
                                                                            =========  =======


SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest, principally to a related party  $    16    $   79
  Cash paid during the period for income taxes . . . . . . . . . . . . . .        -         -



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. The accompanying statements of operations for the three months ended March 31, 2000 have been reclassified for the disposition of the Incomex subsidiary (see Note 4) so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 17, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $41.9 million, and current liabilities exceed current assets by $13.9 million at March 31, 2001. The Company also is past due in the payment of approximately $10.2 million of principal and accrued interest as of March 31, 2001. The Company's past due debt includes approximately $9.5 million of notes payable and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The holders obtained the funds to loan to the Company by borrowing from such bank. This bank was liquidated by the Federal Deposit Insurance Corporation ("FDIC") during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to sustain operations are discussed in Note 1 in the Company's Annual Report on Form 10-K (Commission File #000-21463) for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 17, 2001. See also the other matters discussed under Note 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "- Forward-Looking Statements."

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Priority International Communications, Inc. ("PIC") and Incomex, Inc. ("Incomex")(prior to its sale). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

Certain amounts in the 2000 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

INVESTMENTS

The Company owns convertible preferred stock which is not readily marketable. This investment is accounted for at cost. This investment experienced a decline in value that is other than temporary in 2000 due to Actel Communications, Inc. ("Actel") filing for bankruptcy in April 2001 and the Company recorded in 2000 an impairment loss of $1.6 million. (See Note 5).

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

2.     NOTES  PAYABLE  AND  LONG-TERM  DEBT
       ------------------------------------

As of March 31, 2001, the Company was past due in the payment of $10.2 million of principal and accrued interest payments on notes payable and long-term debt.

During the first quarter of 2001, the Company borrowed $50,000 from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. and affiliated entities ("Berthel"), which owned 13.9% of the Company's outstanding common stock as of March 31, 2001, and another significant shareholder of the Company. The total principal amount owed to MCCIC at March 31, 2001 is $587,000. The borrowings are due June 22, 2001 and bear interest at 12%.

3.     INCOME  TAX  EXPENSE
       --------------------

The Company's provision for income taxes consisted of the following for the three months ended March 31, 2001 and 2000 (amounts expressed in thousands):

            2001    2000
           ------  ------
Current:
  Federal  $    -  $   -
  State .       -     (4)

4.     DISCONTINUED  OPERATIONS
       ------------------------

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

Summary operating results of the discontinued operations are as follows for the three months ended March 31, 2000 (amounts expressed in thousands):

                                     2000
Revenues. . . . . . . . . . . . .  $ 1,866
Expenses. . . . . . . . . . . . .    2,980
Taxes . . . . . . . . . . . . . .        -
                                   --------
Loss from discontinued operations  $(1,114)
                                   ========

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

During the second quarter of 2000, the Company undertook a Debt Restructuring Plan which resulted in the Company selling or exchanging 2,213,198 shares of Actel Series A Convertible Preferred Stock in private placements. Following these transactions, the Company held 2,158,230 shares of Actel Series A Convertible Preferred Stock.

During late 2000, Actel began experiencing cash flow difficulties and on April 11, 2001, Actel filed for bankruptcy protection under Chapter 11. The Company recorded an impairment charge of approximately $1.6 million in 2000, due to the uncertainty of ultimate recovery of the investment.

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

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

Investments at both March 31, 2001 and December 31, 2000 are summarized as follows (amounts expressed in thousands):

Actel Series A Convertible Preferred Stock  $ 1,481
Accrued dividends. . . . . . . . . . . . .      100
Impairment reserve for Actel . . . . . . .   (1,581)
AcNet entities loans and related costs . .    4,429
Accrued interest . . . . . . . . . . . . .      264
Allowance for AcNet entities . . . . . . .   (4,693)
                                            --------
Investments. . . . . . . . . . . . . . . .  $     -
                                            ========


6.     BUSINESS  SEGMENT  INFORMATION
       ------------------------------

Previously the Company had three reportable segments. During 2000 the Company sold its Incomex segment which is reported in the financial statements as a discontinued operation (see Note 4). Also in February 2000, the Company entered into a rental agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by Telemanager.net in exchange for monthly rental payments to the Company. The MCC Telemanager(TM) was the primary service provided by the MTS segment. On December 20, 2000, the Company sold certain assets which were subject to the rental agreement to Telemanager.net. As a result of these transactions, the MTS segment is no longer significant.

Accordingly, the Company's one reportable segment during 2000 and the first quarter of 2001 was PIC. During 2000, PIC developed a revised operating plan to stabilize the PIC business. As a result of this revised operating plan, PIC became a reseller of call processing services and eliminated its live operator center. PIC offers telecommunication services principally to aggregators of operator service traffic and to a limited number of payphone operators.

The accounting policies of the reportable segment is the same as those described in Note 1. The Company evaluates the performance of its segment based on income
(loss) from operations. Summarized financial information concerning the Company's reportable segment, net of intercompany eliminations, is shown in the following table for the three months ended March 31, 2001 and 2000 (dollars in thousands). The "Other" column includes corporate related items and MTS.

                                         PIC     Other    Total
2001
Revenues. . . . . . . . . . . . . . .  $1,241   $   21   $ 1,262
Loss from operations. . . . . . . . .    (131)    (139)     (270)
Total assets. . . . . . . . . . . . .     556      287       843
Depreciation and amortization expense      24        1        25
Capital expenditures. . . . . . . . .       -        -         -

2000
Revenues. . . . . . . . . . . . . . .  $2,272   $  165   $ 2,437
Loss from operations. . . . . . . . .     273     (484)     (211)
Total assets. . . . . . . . . . . . .   6,464    6,101    12,565
Depreciation and amortization expense     227       18       245
Capital expenditures. . . . . . . . .      14        -        14

The  Company  operates  in  the  United  States.

7.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of March 31, 2001, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the Creditors Committee.

The Company has guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection.

The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies total only $770,000. Another party has asserted that he is entitled the to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in consolidated financial statements with respect to this matter.

The Company's wholly-owned subsidiary, PIC, is involved in an adversary proceeding filed in connection with two jointly administered Chapter 11 proceedings in the United States Bankruptcy Court for the Southern District of Florida. On May 13, 1997, a joint motion of the Chapter 11 Trustees and Strategica Capital Corporation ("Strategica") was filed for an order to show cause why certain individuals and entities, including PIC, should not be held in civil contempt of court; for relief under Rule 70 of the Federal Rules of Civil Procedure and Rule 7070 of the Federal Rules of Bankruptcy Procedure; and for the entry of an order of criminal referral for criminal conduct of certain individuals and entities, including PIC. The proceeding does not specify a dollar amount of damages. The contempt motion was denied by the Bankruptcy Court on November 4, 1998. Strategica filed a motion for rehearing on November 16, 1998, which was denied by the Bankruptcy Court on December 2, 1998. Strategica filed a notice of appeal of the adverse ruling on December 11, 1998. PIC filed a motion for attorneys' fees and costs on November 24, 1998, and a hearing was conducted by the Bankruptcy Court on January 28, 1999 with respect to PIC's motion. Strategica's appeal and PIC's motion for attorneys' fees and costs are both currently pending. Strategica filed its brief in the appeal on March 2, 1999; ATN and PIC filed their reply briefs in May and June 1999; and Strategica filed its responses in August 1999. The District Court affirmed the Bankruptcy Court's ruling on March 8, 2000, but denied PIC's motion to dismiss and for sanctions. This affirmation of the Bankruptcy Court's decision was followed by an appeal to the Eleventh Circuit Court of Appeals. On February 26, 2001, the Court of Appeals affirmed the Bankruptcy Court's denial of Strategica's contempt motion. Strategica filed a petition for rehearing on March 19, 2001. On April 27, 2001, the Court of Appeals denied Strategica's petition for rehearing. No assurance can be given as to the ultimate outcome of this matter. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

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

The Company has divested certain of its businesses during 2000. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company.

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

During the first two months of 2001, ATN received credit memos from USAC which reflect a balance due to USAC of $806,000. Accordingly, ATN recorded a $894,000 credit for universal service fund fees in the fourth quarter of 2000 based on the new information from USAC. USAC also bills interest on past due balances on a monthly basis. The Company can make no assurances that ATN will not be liable for additional USF fees.

9.     COMMON  STOCK  WARRANTS
       -----------------------

The Company issued 880,000 common stock warrants to the public in conjunction with the Company's initial public offering during 1996. The underwriters also received 80,000 warrants. As a result of the anti-dilutive provision, the exercise price for the 880,000 public warrants at December 31, 1998 was adjusted in accordance with the agreement to $3.14 per share. Each warrant is exercisable to purchase 2.068 shares of common stock. As a result of the anti-dilutive provision, the 80,000 underwriters warrants at December 31, 1998 are exercisable to purchase 162,839 units at an exercise price of $6.146 per unit. Each unit consists of two shares of the Company's common stock and one warrant exercisable at $9.75 per share to purchase one share of the Company's common stock.

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

As a result of PIC's revised operating plan developed during 2000, PIC is now largely a reseller of call processing services. PIC began to distribute excess cash flow to the Company in the second half of 2000 as a result of the revised plan. However, PIC has not had excess cash flow for distribution to the Company in recent months as a result of declining revenues, higher cost of sales and the loss of business from its customers. As a result, the Company is uncertain regarding PIC's ability to make cash distributions to the Company in future periods. ATN, a wholly owned subsidiary of PIC, has discontinued its operations. Unless otherwise indicated, references in this report to "PIC" include the historical operations of ATN.

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

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000
-----------------------------------------------------------------

REVENUES  -  Consolidated  revenues  declined  $1.1  million,  or 48.2%, to $1.3
--------
million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. The decline in revenues is primarily due to an approximate decline of $740,000 from a principal customer of PIC, a lower advance funding rate on PIC calls processed in the current period resulting in approximately $160,000 of lower revenue recognized and revenues from the former MTS division of $165,000 in the prior year period compared with no revenues in the current period.

During 1999, PIC's operator service business unit derived revenues from its largest customer that totaled $14.0 million or 51% of total revenues of the Company. PIC terminated a significant portion of the service provided to this customer in January 2000 due to the significant bad debt expenses being experienced related to such calls and the customer subsequently removed more traffic during 2000. Total revenues relative to this customer were $2.4 million or 29% of total revenues of the Company for the year ended December 31, 2000. The customer removed additional portions of his business from PIC during the three months ended March 31, 2001. PIC is currently in mediation regarding a dispute with this customer. As a result of this dispute, there is substantial uncertainty regarding PIC's ability to continue to do business with this customer.

COST  OF SALES - Consolidated cost of sales declined $572,000, or 35.0%, to $1.1
--------------
million for the three months ended March 31, 2001 from $1.6 million for three months ended March 31, 2000. Consolidated cost of sales, as a percentage of revenues, was 84.0% for the three months ended March 31, 2001 compared to 67.0% for the three months ended March 31, 2000. The increase in consolidated cost of sales as a percentage of revenues is primarily attributable to higher commissions and network costs.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $324,000, or 42.1%, to $446,000 for the three months ended March 31, 2001 from $770,000 for the three months ended March 31, 2000. The decline in selling, general and administrative expense is primarily related to lower compensation expense, partially offset by higher legal fees and consulting expenses. Selling, general and administrative expense, as a percentage of revenues, was 35.3% for the three months ended March 31, 2001 compared to 31.5% for the three months ended March 31, 2000.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $220,000, or 89.7%, to $25,000 for the three months ended March 31, 2001 from $245,000 for the three months ended March 31, 2000. The decline is due to impairments recorded in 2000. This decline is expected to continue in future periods.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, decreased $443,000, or 42.5%, to $585,000 for the three months ended March 31, 2001, from $1.0 million for the three months ended March 31, 2000. The decrease was due to the Debt Refinancing Plan completed in the second quarter of 2000 in which the Company restructured a significant portion of its debt and accrued interest and to lower amortization expense in the current period on warrants issued.

OTHER  INCOME  - Consolidated other income decreased $119,000 to $22,000 for the
-------------
three months ended March 31, 2001 from $141,000 for the three months ended March 31, 2000. The decrease was due to the Company's recording of dividends on the Company's investment in Actel during the prior period. Actel filed for bankruptcy under Chapter 11 on April 11, 2001.

INCOME  FROM  OPERATIONS  OF  DISCONTINUED  OPERATIONS  OF  INCOMEX SUBSIDIARY -
------------------------------------------------------------------------------
Effective June 30, 2000 the Company sold all the shares of Incomex, a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the

Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

The accompanying statements of operations for the three months ended March 31, 2000 have been reclassified so that the results for the subsidiary's operations are classified as discontinued operations. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At March 31, 2001, the Company's current liabilities of $14.6 million exceeded current assets of $693,000 resulting in a working capital deficit of $13.9 million. During the three months ended March 31, 2001, the Company generated $10,000 from operating activities. The Company received proceeds from new debt financing of $50,000 and made payments on debt of $54,000. These activities resulted in an increase in available cash of $6,000 for the three months ended March 31, 2001.

The Company's debt and capital lease obligations, including the current portion thereof, totaled $13.9 million as of March 31, 2001 and December 31, 2000. The Company's current debt and capital lease obligations as of March 31, 2001 totaled $9.1 million compared to $9.0 million at December 31, 2000.

As of March 31, 2001, the Company was past due in the payment of approximately $10.2 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $505,000 as of March 31, 2001.

During the first quarter of 2001, the Company borrowed a total of $50,000 from MCCIC under the Revolving Promissory Note. As of March 31, 2001, the Company had $587,000 principal outstanding under all loans from MCCIC. The borrowings are due June 21, 2001 and bear interest at 12%.

The Company did not make any capital expenditures for property, plant and equipment during the three months ended March 31, 2001. The Company does not anticipate incurring any material capital expenditures during 2001.

The Company's past due debt at March 31, 2001 includes approximately $9.5 million of notes and accrued interest which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The

Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

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

FORWARD-LOOKING  STATEMENTS

This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

     - the Company's access to funds to meet the Company's operating and financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

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

     -    the  possibility  of  additional  impairment  write-downs  of  assets;

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

     - the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

     - various other factors discussed in this Quarterly Report on Form 10-Q and the Company's annual report on Form 10-K.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including past due debt with carrying value of $7.5 million, was at a fixed interest rate at March 31, 2001 and December 31, 2000, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 12% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $4.9 million at March 31, 2001 and December 31, 2000. The fair value of this debt was zero at March 31, 2001 and December 31, 2000. The potential loss in fair value on such fixed rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings
           Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds
           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of March 31, 2001, the Company was past due in payment of approximately $10.2 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $505,000 as of March 31, 2001. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the first quarter of 2001.

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

                    ______________

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

           (b) Reports on Form 8-K: None were filed for quarter ended March 31, 2001.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MURDOCK  COMMUNICATIONS  CORPORATION

Date:  May  15,  2001         By             /s/  Eugene  Davis
                                  ------------------------------------------
                                                  Eugene  Davis
                                           Chief  Executive  Officer


Date:  May  15,  2001         By         /s/  Paul  C.  Tunink
                                  ------------------------------------------
                                              Paul  C.  Tunink
                                  Vice President and Chief Financial Officer