Form 10-Q
period 2001-06-30
MURDOCK COMMUNICATIONS CORP
filed 2001-08-14
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _________


                      Commission File Number   000-21463
                                             --------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

           Iowa                                            42-1339746
---------------------------------              ---------------------------------
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

On June 30, 2001, there were outstanding 12,514,967 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                  June 30, 2001

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION



                                                                   Page
Item 1.  Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000. . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the Three
         Months and Six Months Ended June 30, 2001 and 2000 . . . .   5

         Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2001 and 2000. . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .  14

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  19

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  19

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . .  19

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  19

Item 4.  Submission of Matters to a Vote of Security Holders. . . .  19

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  19

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  19

         Signatures . . . . . . . . . . . . . . . . . . . . . . . .  20


PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                                              JUNE 30, 2001    DECEMBER 31, 2000*
                                                                             ---------------  --------------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           32   $               167
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . .              27                    45
                                                                             ---------------  --------------------
      TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .              59                   212
                                                                             ---------------  --------------------

PROPERTY AND EQUIPMENT
  Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . .              35                    35
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .             (32)                  (29)
                                                                             ---------------  --------------------

      PROPERTY AND  EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . .               3                     6
                                                                             ---------------  --------------------

OTHER ASSETS
  Other intangible assets, net of accumulated amortization:  2001 - $1,288;
    2000 - $1,230 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                    58
  Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . .               1                     1
                                                                             ---------------  --------------------
      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .               1                    59
                                                                             ---------------  --------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           63   $               277
                                                                             ===============  ====================


*  Note:  The  consolidated  balance  sheet  as  of  December  31, 2000 has been derived  from  the  audited  consolidated  financial  statements  at  that date.

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                       June 30, 2001 and December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   JUNE 30, 2001    DECEMBER 31, 2000*
                                                                                  ---------------  --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        8,851   $             8,783
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             580                   486
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,941                 2,854
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             328                   379
                                                                                  ---------------  --------------------
      TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .          13,700                12,502

LONG-TERM LIABILITIES
  Long-term debt with related parties, less current portion. . . . . . . . . . .           4,111                 4,111
  Long-term debt, others, less current portion . . . . . . . . . . . . . . . . .             521                   521
  Net liabilities of discontinued operations . . . . . . . . . . . . . . . . . .           1,175                   896
                                                                                  ---------------  --------------------
      TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,507                18,030
                                                                                  ---------------  --------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
    and outstanding:  2001 and 2000 - 12,514,967 shares. . . . . . . . . . . . .          22,287                22,287
  Common stock warrants:  Issued and outstanding:  2001 and 2000 - 10,695,712. .           1,007                 1,007
  Treasury stock at cost: 2001 and 2000 - 250,000. . . . . . . . . . . . . . . .             (94)                  (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .             134                   134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (42,778)              (41,087)
                                                                                  ---------------  --------------------
      TOTAL SHAREHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . . . . .         (19,444)              (17,753)
                                                                                  ---------------  --------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           63   $               277
                                                                                  ===============  ====================



*  Note:  The  consolidated  balance  sheet  as  of  December  31, 2000 has been derived  from  the  audited  consolidated  financial  statements  at  that date.



          See accompanying notes to consolidated financial statements.

                        MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended and Six Months Ended June 30, 2001 and 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                       ---------------  ---------------  ---------------  ---------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . .  $            1   $           51   $           22   $          216

COSTS OF SALES. . . . . . . . . . . . . . . . . . . .               -              142               (1)             328
                                                       ---------------  ---------------  ---------------  ---------------

GROSS PROFIT (LOSS) . . . . . . . . . . . . . . . . .               1              (91)              23             (112)

OPERATING EXPENSES
  Selling, general and administrative expenses. . . .             209              256              414              579
  Depreciation and amortization expense . . . . . . .               1              134                3              269
  Impairment of assets. . . . . . . . . . . . . . . .               -              342                -              342
  AcNet bad debt and acquisition expenses . . . . . .               -              489                -              489
                                                       ---------------  ---------------  ---------------  ---------------
      TOTAL OPERATING EXPENSES. . . . . . . . . . . .             210            1,221              417            1,679
                                                       ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .            (209)          (1,312)            (394)          (1,791)

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net . . . . . . . . . . . . . . .            (573)            (578)          (1,143)          (1,548)
  Other income. . . . . . . . . . . . . . . . . . . .               6            6,901               28            6,991
                                                       ---------------  ---------------  ---------------  ---------------
      TOTAL NON-OPERATING INCOME (EXPENSE). . . . . .            (567)           6,323           (1,115)           5,443
                                                       ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE . . . . . . .            (776)           5,011           (1,509)           3,652

  Income tax expense. . . . . . . . . . . . . . . . .               -                -                -               (4)
                                                       ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . .            (776)           5,011           (1,509)           3,648

DISCONTINUED OPERATIONS
  Loss from operations. . . . . . . . . . . . . . . .             (82)          (2,636)            (181)          (3,479)
  Loss on disposition . . . . . . . . . . . . . . . .               -             (332)               -             (332)
                                                       ---------------  ---------------  ---------------  ---------------
      TOTAL DISCONTINUED OPERATIONS . . . . . . . . .             (82)          (2,968)            (181)          (3,811)
                                                       ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .            (858)           2,043           (1,690)            (163)

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK . . . . . . . . . . . . . . . . . .               -              (46)               -              (92)
                                                       ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  SHAREHOLDERS. . . . . . . . . . . . . . . . . . . .  $         (858)  $        1,997   $       (1,690)  $         (255)
                                                       ===============  ===============  ===============  ===============

BASIC NET INCOME (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations. . . . . .  $        (0.06)  $         0.48   $        (0.12)  $         0.34
  Income (loss) from discontinued operations. . . . .           (0.01)           (0.29)           (0.02)           (0.37)
                                                       ---------------  ---------------  ---------------  ---------------
      NET INCOME (LOSS) . . . . . . . . . . . . . . .  $        (0.07)  $         0.19   $        (0.14)  $        (0.03)
                                                       ===============  ===============  ===============  ===============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . .      12,264,967       10,376,156       12,264,967       10,350,797
                                                       ===============  ===============  ===============  ===============

DILUTED NET INCOME (LOSS) PER COMMON SHARE
  Income (loss) from continuing operations. . . . . .  $        (0.06)  $         0.42   $        (0.12)  $         0.30
  Income (loss) from discontinued operations. . . . .           (0.01)           (0.25)           (0.02)           (0.32)
                                                       ---------------  ---------------  ---------------  ---------------
      NET INCOME (LOSS) . . . . . . . . . . . . . . .  $        (0.07)  $         0.17   $        (0.14)  $        (0.02)
                                                       ===============  ===============  ===============  ===============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. .      12,264,967       12,070,255       12,264,967       12,038,733
                                                       ===============  ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                              2001      2000
                                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,690)  $  (163)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM
  OPERATING ACTIVITIES OF CONTINUING  OPERATIONS:
  Loss from discontinued operations. . . . . . . . . . . . . . . . . . . .      181     3,479
  Loss on disposition of discontinued operations . . . . . . . . . . . . .        -       332
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .       61       267
  Impairment of investment . . . . . . . . . . . . . . . . . . . . . . . .        -       676
  Noncash interest expense . . . . . . . . . . . . . . . . . . . . . . . .        -       285
  Gain on sale of property and equipment . . . . . . . . . . . . . . . . .        -       (47)
  Gain on Debt Restructuring Plan, net of plan expenses. . . . . . . . . .        -    (6,766)
  Noncash interest and dividends . . . . . . . . . . . . . . . . . . . . .        -      (315)
  Changes in operating assets and liabilities:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -       458
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       18       (20)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       94      (318)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,035      (512)
    Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .        -         7
                                                                            --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES OF
        CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .     (301)   (2,637)
      NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . .       98       132
                                                                            --------  --------
      NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . . . . . . . . .     (203)   (2,505)
                                                                            --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Actel preferred stock. . . . . . . . . . . . . . .        -     4,948
  Proceeds from sale of property and equipment . . . . . . . . . . . . . .        -       117
                                                                            --------  --------
      NET CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . . . . .        -     5,065
                                                                            --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party. . .        -      (323)
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . . .       68       556
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . .        -    (2,128)
  Payments on long-term debt with related parties. . . . . . . . . . . . .        -       (48)
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . . .        -       (30)
                                                                            --------  --------
      NET CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . . . . . . .       68    (1,973)
                                                                            --------  --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . .     (135)      587

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . .      167        13
                                                                            --------  --------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    32   $   600
                                                                            ========  ========

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest, principally to a related party  $     -   $   348
  Cash paid during the period for income taxes . . . . . . . . . . . . . .        -        29

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. The accompanying statements of operations have been reclassified for the dispositions of the Incomex subsidiary (see Note 4) and the Priority International Communications, Inc. ("PIC") subsidiary (see Note 4) so that the results for each subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations at PIC which were sold on July 31, 2001 have been classified in the Balance Sheets as "net liabilities of discontinued operations." The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 17, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $42.8 million, and current liabilities exceed current assets by $13.6 million at June 30, 2001. The Company also is past due in the payment of approximately $12.2 million of principal and accrued interest as of June 30, 2001. The Company's past due debt at June 30, 2001 includes approximately $9.7 million of notes payable and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The holders obtained the funds to loan to the Company by borrowing from such bank. This bank was liquidated by the Federal Deposit Insurance Corporation ("FDIC") during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest, and on July 5, 2001, the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required.

On August 13, 2001, the Company announced that it had entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Informed Care, Inc., a privately owned Florida corporation ("ICI"), and Hometown Info, Inc. d/b/a Grocery Shopping Network, a privately owned Minnesota corporation ("HII"). Under the terms of the Reorganization Agreement, ICI will acquire 41% ownership of the Company and HII will acquire 29% ownership of the Company in exchange for all of the issued and outstanding shares of ICI and HII, respectively. The Company's shareholders will retain a 30% ownership in the new combined entity and, in addition, the Company's warrant holders will retain their warrants to purchase shares in the new combined entity. ICI uses Technology Assisted Care to provide nurse case management services to patients with long-term chronic illnesses such as diabetes and HIV/AIDS. HII is a web-based order and fulfillment company providing pharmacy, supplies and other products to ICI's patients and the grocery and supermarket industry. Completion of the proposed transaction is subject to a number of significant conditions, including approval by the stockholders of the parties, filings with the Securities and Exchange Commission, conversion of the Company's indebtedness, negotiation with the Company's trade creditors, obtaining interim financing by the Company and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the proposed transaction, no assurance can be given that the proposed transaction will be consummated or, if consummated, that the terms of the proposed transaction will be as presently contemplated.

The Company believes that possible sources of funds in 2001 will primarily consist of advances from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company. The Company also continues to engage in discussions with creditors to restructure indebtedness and the Company intends to explore equity financing alternatives in connection with its pending transaction with ICI and HII. No assurance can be given that the Company will be able to obtain adequate funds in 2001. If the Company is unable to restructure its past due debt or to obtain adequate funds, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern or to complete the pending transaction with ICI and HII.

See also the other matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " Forward Looking Statements".

RECLASSIFICATIONS

Certain amounts in the 2000 unaudited interim consolidated financial statements have been reclassified to conform to the current year's presentation.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized, instead, they will be tested annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 142 will have no impact on the Company since it has no goodwill or intangible assets at June 30, 2001.

2.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

As of June 30, 2001, the Company was past due in the payment of $12.2 million of principal and accrued interest payments on notes payable and long-term debt.

During the second quarter of 2001, the Company borrowed $18,000 from MCCIC. The total principal amount owed to MCCIC at June 30, 2001 is $656,000. The borrowings are past due as of June 30, 2001 and currently bear interest at 14%. On July 31, 2001, the Company assigned to MCCIC a cash payment of $100,000 and a non-interest bearing promissory note of $96,000 relating to the sale of PIC (see
Note 4) in repayment of $196,000 of outstanding debt and the Company agreed to convert the remaining MCCIC debt into a new series of preferred stock upon the closing of the pending transaction with ICI and HII (see Note 1).


3.   INCOME  TAX  EXPENSE
     --------------------

The Company's provision for income taxes consisted of the following for the six months ended June 30, 2001 and 2000 (amounts expressed in thousands):

              2001    2000
              -----  ------
Current:
  Federal     $   -  $   -
  State .         -     (4)

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

Summary operating results of the discontinued operations of Incomex are as follows (amounts expressed in thousands):

                                        Three            Six
                                    Months Ended     Months Ended
                                    June 30, 2000    June 30, 2000
                                   ---------------  ---------------
Revenues. . . . . . . . . . . . .  $        1,121   $        2,987
Expenses. . . . . . . . . . . . .           1,182            4,162
                                   ---------------  ---------------
Loss from discontinued operations  $          (61)  $       (1,175)
                                   ===============  ===============

Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and shareholder of the Company, is related to the owner of Dartwood, LLC. The disposition will be recorded in the third quarter of fiscal 2001 and will result in a gain on disposal for the Company. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

Summary operating results of the discontinued operations for PIC are as follows:

                                        Three            Three             Six              Six
                                    Months Ended     Months Ended     Months Ended     Months Ended
                                    June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                   ---------------  ---------------  ---------------  ---------------
Revenues. . . . . . . . . . . . .  $          897   $        1,959   $        2,138   $        4,231
Expenses. . . . . . . . . . . . .             979            4,534            2,319            6,535
                                   ---------------  ---------------  ---------------  ---------------
Loss from discontinued operations  $          (82)  $       (2,575)  $         (181)  $       (2,304)
                                   ===============  ===============  ===============  ===============

A summary of the net liabilities of the discontinued operations for PIC are as follows:

                                                             June 30,   December 31,
                                                               2001         2000
                                                             ---------  -------------
Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     122  $           -
  Accounts receivable, less allowance for doubtful accounts        177            582
  Prepaid expense and other current assets. . . . . . . . .         72             11
                                                             ---------  -------------
      Total current assets. . . . . . . . . . . . . . . . .        371            593
                                                             ---------  -------------

  Property and equipment, net . . . . . . . . . . . . . . .         93            137
                                                             ---------  -------------
      Total noncurrent assets . . . . . . . . . . . . . . .         93            137
                                                             ---------  -------------
      Total assets. . . . . . . . . . . . . . . . . . . . .  $     464  $         730
                                                             ---------  -------------

Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .  $     332  $         239
  Accrued universal service fund fees . . . . . . . . . . .        837            806
  Other accrued expenses. . . . . . . . . . . . . . . . . .        111            111
  Current portion of long-term debt, with related parties .        229            220
                                                             ---------  -------------
      Total current liabilities . . . . . . . . . . . . . .      1,509          1,376
                                                             ---------  -------------
  Long-term debt with related parties, less current portion        130            250
                                                             ---------  -------------

      Total liabilities . . . . . . . . . . . . . . . . . .      1,639          1,626
                                                             ---------  -------------
Net liabilities . . . . . . . . . . . . . . . . . . . . . .  $   1,175  $         896
                                                             =========  =============

5.   INVESTMENTS
     -----------

During 1998, the Company reached an agreement to invest in Actel Integrated Communications, Inc. ("Actel"). Actel, based in Mobile, Alabama, was a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offered advanced end-user services in the Southeastern United States. During late 2000, Actel began experiencing cash flow difficulties and on April 11, 2001, Actel filed for bankruptcy protection under Chapter 11. On June 14, 2001, Actel's case was converted to a case under Chapter 7. The Company recorded an impairment charge for the carrying value of the investment of approximately $1.6 million in 2000, due to the uncertainty of ultimate recovery of the investment.

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

In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing the options to acquire the AcNet entities. As a result and due to cash flow difficulties being experienced by the AcNet entities, the Company recorded asset write-downs of $3.7 million in 1999 and $990,000 in the second quarter of 2000 due to the write-off of costs associated with the proposed acquisition and the uncertainty of ultimate recovery of the investment. The Company commenced legal action against the AcNet entities in April 2000 in Iowa state court to collect its advances and interest. On March 29, 2001, AcNet USA filed for bankruptcy protection and the Company has been informed that AcNet Mexico is in receivership. On May 31, 2001, the AcNet entities filed a motion with the Iowa state court seeking permission to untimely file a counter-claim against the Company, and asking for damages against the Company of approximately $20 million plus punitive damages. The AcNet entities allege the Company breached an oral agreement, committed fraudulent misrepresentation, and the AcNet entities also filed counts for common counts, action for account stated, and negligent misrepresentation. As of the date of this filing, the court has not ruled whether to grant the motion.

The AcNet entities provide internet services and network services to businesses, governments and consumers, primarily in Mexico and Texas.

Investments at both June 30, 2001 and December 31, 2000 are summarized as follows (amounts expressed in thousands):

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
                                            ========

6.  BUSINESS  SEGMENT  INFORMATION
    ------------------------------

Previously the Company had three reportable segments. The Company sold its Incomex segment during 2000 and sold its PIC segment in July 2001. These former segments are reported in the financial statements as discontinued operations (see Note 4). Also in February 2000, the Company entered into a rental agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by Telemanager.net in exchange for monthly rental payments to the Company. The MCC Telemanager(TM) was the primary service provided by the Murdock Technology Services ("MTS") segment. On December 20, 2000, the Company sold certain assets which were subject to the rental agreement to Telemanager.net. As a result of these transactions, the MTS segment is no longer significant.

Accordingly,  the  Company  currently  has  no  reportable  segments.

7.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of June 30, 2001, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

The Company has guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection and on June 14, 2001 Actel's bankruptcy case was converted to a case under Chapter 7. No loss, if any, has been recorded in the financial statements with respect to this matter.

The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 was outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies total only $770,000. Another party has asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

On  November 16, 1998 the Company entered into an Employment Agreement with Paul
C. Tunink, Chief Financial Officer. The Employment Agreement had a term through November 30, 1999 and renews automatically from year to year thereafter, unless terminated by either party, and provides a base salary of not less than $128,000. In addition, Mr. Tunink is eligible to participate in the Company's bonus plan and other executive compensation plans. The Employment Agreement contains a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provides if his employment is terminated by the Company for any reason, including but not limited to the expiration or nonrenewal of this Agreement, except for cause, Mr. Tunink will be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year.

The Company commenced legal action against the AcNet entities in April 2000 in Iowa state court to collect advances of approximately $3.7 million and related accrued interest. On May 31, 2001, the AcNet entities filed a motion with the Iowa state court seeking permission to untimely file a counter-claim against the Company, and asking for damages against the Company of approximately $20 million plus punitive damages. The AcNet entities allege the Company breached an oral agreement, committed fraudulent misrepresentation, and the AcNet entities also filed counts for common counts, action for account stated, and negligent misrepresentation. As of the date of this filing, the court has not ruled whether to grant the motion. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

The legal proceedings involving Strategica Capital Corporation and Telephone Service Bureau and Network Operator Services related to the PIC segment which was sold effective July 31, 2001 (See Note 4).

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company.

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

RESULTS  OF  OPERATIONS
-----------------------

On August 13, 2001, the Company announced that it had entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Informed Care, Inc., a privately owned Florida corporation ("ICI"), and Hometown Info, Inc. d/b/a Grocery Shopping Network, a privately owned Minnesota corporation ("HII"). Under the terms of the Reorganization Agreement, ICI will acquire 41% ownership of the Company and HII will acquire 29% ownership of the Company in exchange for all of the issued and outstanding shares of ICI and HII, respectively. The Company's shareholders will retain a 30% ownership in the new combined entity and, in addition, the Company's warrant holders will retain their warrants to purchase shares in the new combined entity. ICI uses Technology Assisted Care to provide nurse case management services to patients with long-term chronic illnesses such as diabetes and HIV/AIDS. HII is a web-based order and fulfillment company providing pharmacy, supplies and other products to ICI's patients and the grocery and supermarket industry. Completion of the proposed transaction is subject to a number of significant conditions, including approval by the stockholders of the parties, filings with the Securities and Exchange Commission, conversion of the Company's indebtedness, negotiation with the Company's trade creditors, obtaining interim financing by the Company and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the proposed transaction, no assurance can be given that the proposed transaction will be consummated or, if consummated, that the terms of the proposed transaction will be as presently contemplated. See "-Forward-Looking Statements."

The Company believes that possible sources of funds in 2001 will primarily consist of advances from MCCIC. The Company also continues to engage in discussions with creditors to restructure indebtedness and the Company intends to explore equity financing alternatives in connection with its pending transaction with ICI and HII. No assurance can be given that the Company will be able to obtain adequate funds in 2001. If the Company is unable to restructure its past due debt or to obtain adequate funds, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern or to complete the pending transaction with ICI and HII.

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000
----------------------------------------------------------------

REVENUES - Consolidated revenues declined $50,000 to $1,000 for the three months
--------
ended June 30, 2001 from $51,000 for the three months ended June 30, 2000. Revenues and Cost of Sales relate to the former Murdock Technology Services ("MTS") segment. The MCC Telemanager (TM) was the primary service provided by the MTS segment during fiscal 1999. In February 2000 the Company entered into a rental agreement with Telemanager.net providing for the operation of MCC Telemanager(TM) by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold certain assets which were subject to the rental agreement to Telemanager.net. As a result, the Company's reported revenues and cost of sales in both periods ended June 30 are comprised of residual activity of the former MTS segment.

COST  OF  SALES  -  Consolidated cost of sales declined $142,000 to zero for the
---------------
three months ended June 30, 2001 from $142,000 for three months ended June 30, 2000.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $47,000 to $209,000 for the three months ended June 30, 2001 from $256,000 for the three months ended June 30, 2000. The decline in selling, general and administrative expense is primarily related to lower compensation expense and lower legal and other professional fees.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $133,000 to $1,000 for the three months ended June 30, 2001 from $134,000 for the three months ended June 30, 2000. The decline is due to impairments recorded in 2000.


INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, decreased $5,000 to $573,000 for the three months ended June 30, 2001, from $578,000 for the three months ended June 30, 2000.

OTHER  INCOME  -  Consolidated other income decreased $6.9 million to $6,000 for
-------------
the three months ended June 30, 2001 from $6.9 million for the three months ended June 30, 2000. The decline was primarily related to a $6.8 million pre-tax gain recorded in the prior year in connection with the Debt
Restructuring  Plan  completed  in  the  second  quarter  of  2000.

LOSS  FROM  OPERATIONS  OF DISCONTINUED OPERATIONS - Effective June 30, 2000 the
--------------------------------------------------
Company sold all the shares of Incomex, a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex was primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

Effective July 31, 2001 the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and shareholder of the Company, is related to the owner of Dartwood, LLC. The disposition will be recorded in the third quarter of fiscal
2001 and will result in a gain for the Company. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

The accompanying statements of operations have been reclassified so that the results for each subsidiary's operations are classified as discontinued operations. The assets and liabilities of the discontinued operations for PIC disposed of on July 31, 2001 were reclassified in the balance sheets as "net liabilities of discontinued operations." The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000
--------------------------------------------------------------

REVENUES - Consolidated revenues declined $194,000 to $22,000 for the six months
--------
ended June 30, 2001 from $216,000 for the six months ended June 30, 2000. Revenues and Cost of Sales relate to the former MTS segment. The MCC Telemanager
(TM) was the primary service provided by the MTS segment during fiscal 1999. In February 2000 the Company entered into a rental agreement with Telemanager.net providing for the operation of MCC Telemanager (TM) by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold certain assets which were subject to the rental agreement to Telemanager.net. As a result, the Company's reported revenues and cost of sales in both periods ended June 30 are comprised of residual activity of the former MTS segment.

COST OF SALES - Consolidated cost of sales declined $329,000 to $(1,000) for the
-------------
six months ended June 30, 2001 from $328,000 for six months ended June 30, 2000.

SELLING,  GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and
--------------------------------------------
administrative expense decreased $165,000 to $414,000 for the six months ended June 30, 2001 from $579,000 for the six months ended June 30, 2000. The decline in selling, general and administrative expense is primarily related to lower compensation expense and lower legal and other professional fees.

DEPRECIATION  AND  AMORTIZATION  EXPENSE  -  Consolidated  depreciation  and
----------------------------------------
amortization expense declined $266,000 to $3,000 for the six months ended June 30, 2001 from $269,000 for the six months ended June 30, 2000. The decline is due to impairments recorded in 2000.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt
----------------
discount, decreased $405,000 to $1.1 million for the six months ended June 30, 2001, from $1.5 million for the six months ended June 30, 2000. The decrease was due to the Debt Refinancing Plan completed in the second quarter of 2000 in which the Company restructured a significant portion of its debt and accrued interest and lower amortization expense in the current period on warrants issued.

OTHER  INCOME  - Consolidated other income decreased $7.0 million to $28,000 for
-------------
the six months ended June 30, 2001 from $7.0 million for the six months ended June 30, 2000. The decrease was primarily related to a $6.8 million pre-tax gain recorded in the prior year in connection with the Debt Restructuring Plan completed in the second quarter of 2000.

LOSS  FROM  OPERATIONS  OF DISCONTINUED OPERATIONS - Effective June 30, 2000 the
--------------------------------------------------
Company sold all the shares of Incomex, a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's common stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex was primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

Effective July 31, 2001 the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and shareholder of the Company, is related to the owner of Dartwood, LLC. The disposition will be recorded in the third quarter of fiscal
2001 and will result in a gain for the Company. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At June 30, 2001, the Company's current liabilities of $13.7 million exceeded current assets of $59,000 resulting in a working capital deficit of $13.6 million. During the six months ended June 30, 2001, the Company used $203,000 ($301,000 from continuing operations) in cash for operating activities. The Company received proceeds from new debt financing of $68,000. These activities resulted in a decrease in available cash of $135,000 for the six months ended June 30, 2001.

The Company's debt, including the current portion thereof, totaled $13.5 million as of June 30, 2001 compared with $13.4 million at December 31, 2000. As of June 30, 2001, the Company was past due in the payment of approximately $12.2 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $550,000 as of June 30, 2001.

During the six month period ended June 30, 2001, the Company borrowed a total of $68,000 from MCCIC under the Revolving Promissory Note. As of June 30, 2001, the Company had $656,000 principal outstanding under all loans from MCCIC. The borrowings are past due as of June 30, 2001 and currently bear interest at 14%. On July 31, 2001, the Company assigned to MCCIC a cash payment of $100,000 and a non-interest bearing promissory note of $96,000 relating to the sale of PIC in repayment of $196,000 of outstanding debt and the Company agreed to convert the remaining MCCIC debt into a new series of preferred stock upon the closing of the pending transaction with ICI and HII.

The Company did not make any capital expenditures for property, plant and equipment during the six months ended June 30, 2001. The Company does not anticipate incurring any material capital expenditures during 2001.

The Company's past due debt at June 30, 2001 includes approximately $9.7 million of notes and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest, and on July 5, 2001, the financial institution obtained a default judgment against the Company for interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

The Company's existing capital will not be sufficient to meet its anticipated cash needs for working capital and debt obligations for the next twelve months. The Company estimates that it will need at least $17 million for the next twelve months to fund working capital requirements and repay indebtedness that is either past due or will become due in that period, including accrued interest and past due amounts with trade vendors. The Company believes that possible sources of funds in 2001 will primarily consist of advances from MCCIC. The Company also continues to engage in discussions with creditors to restructure indebtedness and the Company intends to explore equity financing alternatives in connection with its pending transaction with ICI and HII. In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. This agreement expired in June 2001, although the parties are currently negotiating a new agreement. No assurance can be given that the Company will be able to raise adequate funds or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, financial condition and ability to continue as a going concern. The incurrence of any material liability that could result from the resolution of the various contingent liabilities discussed previously is likely to have a similar result. See "Forward-Looking Statements" below.

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

     - the Company's ability to complete the proposed merger transaction with ICI and HII and the terms of such transaction if completed;

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including past due debt with carrying value at June 30, 2001 of $8.9 million, was at a fixed interest rate at June 30, 2001 and December 31, 2000, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 12% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $4.6 million at June 30, 2001 and December 31, 2000. The fair value of this debt was zero at June 30, 2001 and December 31, 2000. The potential loss in fair value on such fixed rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings
           Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds
           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of June 30, 2001, the Company was past due in payment of approximately $12.2 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $550,000 as of June 30, 2001. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the second quarter of 2001.

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

          3.1  Restated  Articles  of  Incorporation  of  the  Company  (1)

          3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

          3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

          3.4  Amended  and  Restated  By-Laws  of  the  Company  (3)

_______________
          (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

          (2) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended September 30, 1997 (File No. 000-21463) and incorporated herein by reference.

          (3) Filed as an exhibit to the Company's report on Form 10-QSB for the quarter ended March 31, 1997 (File No. 000-21463) and incorporated herein by reference.

     (b)  Reports  on Form 8-K: None were filed for quarter ended June 30, 2001.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MURDOCK  COMMUNICATIONS  CORPORATION

Date:  August  14,  2001                By  /s/ Eugene Davis
                                          -------------------------------------
                                          Eugene Davis
                                          Chief Executive Officer

Date:  August  14,  2001                By  /s/ Paul C. Tunink
                                          -------------------------------------
                                          Paul C. Tunink
                                          Vice President and Chief
                                          Financial Officer