Form 10-Q/A
period 2001-09-30
MURDOCK COMMUNICATIONS CORP
filed 2001-11-28
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

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
                                   (Unaudited)



                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          2001             2000             2001             2000
                                                     ---------------  ---------------  ---------------  ---------------
REVENUES. . . . . . . . . . . . . . . . . . . . . .  $            -   $           64   $           22   $          280

COSTS OF SALES. . . . . . . . . . . . . . . . . . .               -               31                -              359
                                                     ---------------  ---------------  ---------------  ---------------
GROSS PROFIT (LOSS) . . . . . . . . . . . . . . . .               -               33               22              (79)

OPERATING EXPENSES
  Selling, general and administrative expenses. . .              89              417              413              996
  Depreciation and amortization expense . . . . . .               1              123                4              392
  Impairment of assets. . . . . . . . . . . . . . .               -                -                -              342
  AcNet bad debt and acquisition expenses . . . . .               -                -                -              489
                                                     ---------------  ---------------  ---------------  ---------------
      TOTAL OPERATING EXPENSES. . . . . . . . . . .              90              540              417            2,219
                                                     ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .             (90)            (507)            (395)          (2,298)

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net . . . . . . . . . . . . . .            (560)            (962)          (1,703)          (2,510)
  Other income. . . . . . . . . . . . . . . . . . .             104               63               42            7,054
                                                     ---------------  ---------------  ---------------  ---------------
      TOTAL NON-OPERATING INCOME (EXPENSE). . . . .            (456)            (899)          (1,661)           4,544
                                                     ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE . . . . . .            (546)          (1,406)          (2,056)           2,246

  Income tax expense. . . . . . . . . . . . . . . .               -                -                -               (4)
                                                     ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . .            (546)          (1,406)          (2,056)           2,242

DISCONTINUED OPERATIONS
  Income/(loss) from operations . . . . . . . . . .              86               (1)             (95)          (3,480)
  Gain/(loss) on disposition. . . . . . . . . . . .           1,314                -            1,314             (332)
                                                     ---------------  ---------------  ---------------  ---------------
      TOTAL DISCONTINUED OPERATIONS . . . . . . . .           1,400               (1)           1,219           (3,812)
                                                     ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .             854           (1,407)            (837)          (1,570)

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK . . . . . . . . . . . . . . . . .               -              (46)               -             (138)
                                                     ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  SHAREHOLDERS. . . . . . . . . . . . . . . . . . .  $          854   $       (1,453)  $         (837)  $       (1,708)
                                                     ===============  ===============  ===============  ===============

BASIC AND DILUTED NET GAIN/(LOSS) PER COMMON SHARE
  Gain/(loss) from continuing operations. . . . . .  $        (0.04)  $        (0.14)  $        (0.17)  $         0.20
  Gain/(loss) from discontinued operations. . . . .            0.11                -             0.10            (0.36)
                                                     ---------------  ---------------  ---------------  ---------------
      NET GAIN/(LOSS) . . . . . . . . . . . . . . .  $         0.07   $        (0.14)  $        (0.07)  $        (0.16)
                                                     ===============  ===============  ===============  ===============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING. . . . . . . . . . . . . . . .      12,264,967       10,495,843       12,264,967       10,399,871
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



                                           MURDOCK COMMUNICATIONS CORPORATION


Date:  November 28, 2001                   By        /s/ Wayne Wright
                                              --------------------------------
                                                  Wayne Wright, Interim
                                                Principal Accounting Officer