Form 10-K
period 2001-12-31
MURDOCK COMMUNICATIONS CORP
filed 2002-04-16
CIK 908754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark  One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[  ]    Transition  Report  pursuant  to  section 13 or 15(d) of  the Securities
        Exchange  Act of  1934 for the  transition  period  from  ___  to  ____.

                        Commission file number 000-21463

                          Murdock Communications Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                     Iowa                        42-1339746
                     ----                        ----------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification  No.)
 incorporation  or  organization)

            701 Tama  Street,     Marion,  Iowa                     52302
            -------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code:  319-447-4239
                                                             ------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                              Name  of  each  exchange
     Title  of  each  class                      on  which  registered
          NA                                             NA
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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K. [ X ]

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of March 1, 2002 was $456,470. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On March 1, 2002, there were outstanding 12,514,967 shares of the registrant's no par value common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

                                     PART I
                                     ------

ITEM  1.  BUSINESS

GENERAL

     Murdock Communications Corporation ("MCC" or the "Company") previously operated as a holding company with the Company's principal assets being the Priority International Communications, Inc. ("PIC") business segment and its investment in Actel Integrated Communications, Inc. ("Actel"). PIC was largely a reseller of call processing services. Actel, based in Mobile, Alabama, was a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offered advanced end-user services in the Southeastern United States. Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. On September 14, 2001, Actel's case was converted to a case under Chapter 7.

     Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company to repay $196,000 of outstanding debt. Wayne Wright, a director and shareholder of the Company is related to the owner of Dartwood, LLC. The disposition was recorded in the third quarter of 2001 and resulted in a gain of approximately $1.3 million for the Company.

     At December 31, 2001, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. For information regarding the Company's proposed merger transaction with Polar Molecular Corporation ("Polar"), see "Recent Developments - Merger Agreement with Polar." Due to the Company's large amount of past due debt, the Company will need to continue its restructuring efforts in 2002. If the Company is unable to restructure its past due debt, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue operating as a going concern. See "- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     MCC  was  incorporated  as  an  Iowa  corporation  in  1989.

RECENT  DEVELOPMENTS

     MCC'S PAST DUE DEBT. As of March 31, 2002, the Company was past due in the payment of approximately $12.4 million of principal and interest payments. The Company was also past due with its trade vendors in the payment of approximately $777,000 as of March 31, 2002. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's past due debt includes approximately $11.6 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest on the notes, and on July 5, 2001 the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

     The FDIC has notified the Company that it believes an additional $770,000 is outstanding representing various notes payable. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgment against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Another party has also asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that the Company received no funds with respect to these notes and that it has other defenses. The amount of past due debt as of December 31, 2001 does not include these amounts. No assurance can be given as to the ultimate outcome of these matters.

     MERGER AGREEMENT WITH POLAR. On December 19, 2001, Polar and the Company entered into an Agreement and Plan of Merger. Under the terms of the Agreement and Plan of Merger, the outstanding shares of Polar's common stock will be converted into the number of shares of MCC's no par value common stock (the "Common Stock") equal to 80% of the outstanding shares of the Common Stock as of the effectiveness of the merger and MCC shareholders will retain a 20% ownership. The outstanding warrants and options of MCC will remain outstanding after the completion of the merger and the outstanding warrants and options of Polar will be converted into warrants and options to purchase the Common Stock based on the exchange ratio in the merger. The proposed merger is subject to a number of significant conditions, including approval by the stockholders of the parties, filings with Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, the obtaining of debt or equity financing by Polar and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated.

     STANDSTILL AGREEMENT. The Company historically obtained lease and other financing services from Berthel. In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 31, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

EMPLOYEES

     As of December 31, 2001, MCC had one employee. The Company's employee is not subject to a collective bargaining agreement.

ITEM  2.  PROPERTIES

     The Company's corporate office is located in Marion, Iowa. The Company leases this office on a month to month basis.

ITEM  3.  LEGAL  PROCEEDINGS

     On January 17, 2001, Republic Credit I filed lawsuits in the U.S. District Court, Southern District of Iowa, against each of John Rance, Robert M. Upshaw and Stephen Rance to collect on certain promissory notes held by Republic Credit
I. On November 23, 2001, each of John Rance, Robert M. Upshaw and Stephen Rance filed a third party complaint against the Company and certain of its current and former directors and officers. The Company intends to vigorously defend against these claims, but no assurance can be given regarding the outcome of this matter.

     In the normal course of business, the Company may be involved in various legal proceedings from time to time. Except as set forth above, the Company does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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



             Common Stock     Warrants
             ------------     --------

Quarter      High  Low   High    Low
-----------  ----  ----  -----  -----

FISCAL 2000
First . . .  2.63  0.88   0.69   0.15
Second. . .  1.63  0.31   0.19   0.13
Third . . .  0.69  0.25   0.13   0.13
Fourth. . .  0.52  0.09   0.06   0.02

FISCAL 2001
First . . .  0.25  0.05   0.05   0.02
Second. . .  0.10  0.03   0.05   0.01
Third . . .  0.45  0.03   0.10   0.01
Fourth. . .  0.18  0.05  0.045  0.005



     At March 31, 2002, there were approximately 134 holders of record of Common Stock.

     The Company has not paid any cash dividends on the Common Stock in the last three years. Certain of the Company's current financing agreements contain restrictions on the payment of dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During 2001, the Company issued warrants to purchase a total of 179,600 shares of Common Stock to MCCIC in connection with advances obtained from MCCIC. The warrants were issued at exercise prices ranging from $0.05 per share to $0.38 per share with five year terms. The warrants were issued in private placements exempt from the registration requirements of the Securities Act of 1933, amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein. The statement of operations data for the five years ended December 31, 2001 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company. These financial statements were prepared on a going concern basis.


                                                   2001      2000(a)    1999(b)    1998(c)   1997(d)
                                                 ---------  ---------  ---------  ---------  --------
                                                         (In thousands, except per share data)
Statement of Operations Data:
Revenues. . . . . . . . . . . . . . . . . . . .  $     22   $    191   $  4,313   $  5,263   $ 7,048
Income (loss) from continuing operations. . . .    (3,033)       152     (9,161)    (1,967)   (7,900)
Loss before extraordinary item. . . . . . . . .    (1,814)    (5,024)   (18,398)    (3,836)   (6,072)
Net loss attributable to common shareholders. .    (1,814)    (4,427)   (18,592)    (3,430)   (7,892)
Basic and diluted net loss
  per common share
    Income (loss) from continuing operations. .  $  (0.25)  $      -   $  (0.90)  $  (0.36)  $ (1.88)
    Income (loss) from discontinued operations.      0.10      (0.48)     (0.89)      0.60     (1.88)
    Extraordinary gain. . . . . . . . . . . . .         -       0.07          -          -         -
    Net loss. . . . . . . . . . . . . . . . . .  $  (0.15)  $  (0.41)  $  (1.79)  $  (0.63)  $ (1.88)

Balance Sheet Data:  (at end of year)
Total assets. . . . . . . . . . . . . . . . . .  $     14   $    277   $ 10,462   $ 12,911   $   949
Notes payable . . . . . . . . . . . . . . . . .     8,766      8,783     14,426      6,921     1,715
Long-term debt. . . . . . . . . . . . . . . . .     4,632      4,632      3,820      5,347     5,819
Total liabilities . . . . . . . . . . . . . . .    19,537     18,030     26,844     16,474    12,202
Redeemable preferred stock. . . . . . . . . . .         -          -      1,868      1,837     1,544
Shareholder's equity (deficiency) . . . . . . .   (19,522)   (17,753)   (20,132)   (11,149)   (4,474)

(a) Includes: a $990,000 charge for the write-down of the Company's investment in the AcNet entities; a $1.6 million charge for impairment of investment in Actel; a gain of $7.0 million recorded in connection with a Debt Restructuring Plan; and a $722,000 extraordinary gain on extinguishment of debt.

(b) Includes: a $3.7 million charge for the write-down of the Company's investment in the AcNet entities.

(c) Includes a gain of $453,000 relating to the termination of the Company's agreement with AT&T.

(d) Includes: a $1.0 million charge on the write-off of all the assets of a joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company continues to exist as a public shell for use as a reverse merger vehicle with no operating activities.

     Previously the Company had three reportable segments. The Company sold its PIC segment in July 2001 and its Incomex segment in June 2000. The other reportable segment (MTS) had investments in the Acnet entities, which were written off 1999 and 2000, and Actel preferred stock and operated a telecommunications services business whose primary asset was sold in 2000. Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. On September 14, 2001, Actel's case was converted to a case under Chapter 7.

     The accompanying statements of operations have been reclassified so that the results for the two segments sold in 2000 and 2001 are classified as discontinued operations for all periods presented.

     As of the date of this report, the Company has a large amount of past due debt and has also experienced significant cash flow difficulties.

     The Company has an agreement with an unrelated third party to use the Company's public shell as a reverse merger vehicle. If this transaction is not successful, the Company may not be able to continue operating as a going concern.

RESULTS  OF  OPERATIONS


                                        Years Ended December 31
                                         2001     2000    1999
                                        -------  ------  ------
                                             (In thousands)
Revenues . . . . . . . . . . . . . . .  $   22   $  191  $4,313
Cost of Sales. . . . . . . . . . . . .       -      335   2,707
Selling, general, and administrative .     742      575   3,383
Depreciation and amortization expense.       6       36     549
Interest expense . . . . . . . . . . .   2,304    3,431   3,041
Other income (expense) . . . . . . . .      (3)   7,001     226

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2001  AND  2000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expense increased $167,000 to $742,000 for the year ended December 31, 2001 from $575,000 for the year ended December 31, 2000. The increase is primarily related to employee severance.

DEPRECIATION AND AMORTIZATION EXPENSE- Consolidated depreciation and amortization expense declined $30,000, to $6,000 for the year ended December 31, 2001 from $36,000 for year ended December 31, 2000. The decline is due to impairments recorded in 1999 and 2000. All assets are fully depreciated at December 31, 2001.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, declined $1,127,000 to $2,304,000 for the year ended December 31, 2001 from $3,431,000 in 2000. The decline is due to the reduction of debt associated with the sale of the two business segments and the Debt Restructuring Plan.

OTHER INCOME - Consolidated other income (expense) declined $7.0 million to a $3,000 expense for the year ended December 31, 2001 from a $7,001,000 income for the year ended December 31, 2000. The decrease was primarily due to a pre-tax gain of $7.0 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 6 to Notes to Financial Statements) and a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama.

DISCONTINUED  OPERATIONS

PIC- Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a director and shareholder of the Company is related to the owner of Dartwood, LLC. The disposition was recorded in the third quarter of 2001 and resulted in a gain of approximately $1.3 million for the Company.

COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2000  AND  1999

REVENUES - Consolidated revenues decreased $4.1 million to $191,000 for the year ended December 31, 2000 from $4.3 million for the year ended December 31, 1999. In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of the Company's Telemanager system, the MTS division's principal product, by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold certain assets, which were subject to the Rental Agreement to Telemanager.net. Telemanager.net is owned by former executives of the Company.

COST OF SALES - Consolidated cost of sales decreased $2.4 million, to $335,000 for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. The decrease in cost of sales is associated with the corresponding decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expense decreased $2.8 million to $575,000 for the year ended December 31, 2000 from $3.383 million for the year ended December 31, 1999 The reduction in expenses was primarily due to lowered expenses resulting from the sale of the Incomex segment.

DEPRECIATION AND AMORTIZATION EXPENSE - Consolidated depreciation and amortization decreased $513,000 for the year ended December 31, 2000 from $549,000 for the year ended December 31, 1999. The decrease is attributed to the decline in depreciable assets due to impairments and sales of assets.

IMPAIRMENT OF ASSETS - Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. On September 14, 2001, Actel's case was converted to a case under Chapter 7.

ACNET BAD DEBT AND ACQUISITION EXPENSE - As of December 31, 1999, the Company had an investment of $4.7 million consisting of $3.7 million of loans, $265,000 of interest and $747,000 of costs incurred either related to the proposed acquisition of the AcNet entities or paid on behalf of the AcNet entities. In light of the Company's liquidity issues and other issues involving the AcNet entities, the Company is not pursuing its options to acquire the AcNet entities. As a result and due to cash flow difficulties experienced by the AcNet entities, the Company recorded a $3.7 million asset write-down in 1999 and $990,000 in the second quarter of 2000 due to the uncertainty regarding the ultimate recovery of the investment and notes (see Note 4 in Notes to Consolidated Financial Statements).

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, increased $390,000, to $3.4 million for the year ended December 31, 2000 from $3.04 million for the year ended December 31, 1999. The increase was primarily due to additional debt incurred related to the investments in Actel and the AcNet entities, the costs associated with an earn-out settlement with respect to the acquisition of PIC, the Company's lower operating profit and general working capital purposes, and to an increase in the interest rates on the past due debt.

OTHER INCOME - Consolidated other income increased $6.8 million to $7 million for the year ended December 31, 2000 from $226,000 for the year ended

December 31, 1999. During the year ended December 31, 1999 the Company recorded $245,000 as other income for dividends accrued on its investment in Actel. The increase was primarily due to a pre-tax gain of $7.0 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 6 to Notes to Financial Statements) and a pre-tax gain of $214,000 recorded in connection with the sale of two buildings in Cedar Rapids, Iowa and Mobile, Alabama.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT - In connection with the Debt Restructuring Plan the Company began in the second quarter of 2000, the Company reached a Compromise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two notes payable with a financial institution with combined principal of $900,000. As a result, the Company recorded a $722,000 Extraordinary Gain on Extinguishment of Debt, including interest, in the fourth quarter of 2000.

DISCONTINUED  OPERATIONS

     INCOMEX - Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's Common Stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States.

     As a result of the sale of Incomex described above, the Company recorded a loss on disposition of $332,000 in the second quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. No assurance can be given that the Company will be able to restructure its debt, raise adequate funds or generate sufficient cash flows to meet the Company's cash needs. If the Company is unable to restructure its debt or raise the necessary funds to repay its past due debt, its creditors may seek their legal remedies. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to have a material adverse effect on the Company's future performance, and ability to continue as a going concern.

     The Company's past due debt includes approximately $11.6 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest on the notes, and on July 5, 2001, the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

     The FDIC has notified the Company that it believes an additional $770,000 is outstanding representing various notes payable. Another party has also asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgment against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Management believes that funds were not received by the Company with respect to these notes and that it has other defenses. The amount of past due debt as of March 31, 2002 does not include these amounts. No assurance can be given as to the ultimate outcome of this matter.

     The Company's principal source of cash during 2001 were advances from MCCIC. During 2001, the Company received advances in the aggregate amount of $157,800 from MCCIC. The Company issued warrants to purchase a total of 179,600 shares of Common Stock to MCCIC in connection with these advances. The warrants were issued at exercise prices ranging from $0.05 per share to $0.38 per share with five year terms. MCCIC has no commitment to make any future advances to the Company.

     As of March 31, 2002, the Company was past due in the payment of approximately $12.4 million of principal and interest payments. The Company was also past due with its trade vendors in the payment of approximately $777,000 as of March 31, 2002. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern.

     At December 31, 2001, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. On December 19, 2001, Polar and the Company entered into an Agreement and Plan of Merger. The proposed merger is subject to a number of significant conditions, including approval by the stockholders of the parties, filings with Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, the obtaining of debt or equity financing by Polar and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated. If the Company is unable to restructure its past due debt, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue operating as a going concern.

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

     In June 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized, instead, they will be tested annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. SFAS 141 and 142 are effective for 2002. SFAS 141 and 142 will have no impact on the Company since it has no goodwill or intangible assets at December 31, 2001.

FORWARD-LOOKING  STATEMENTS

     This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

     - the Company's access to adequate funds to meet the Company's financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

     - the possibility that the Company's creditors may take legal action for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

     - the Company's ability to complete the proposed merger transaction with Polar and the terms of such transaction if completed;

     -    the  Company's  ability  to  restructure  its  past  due  debt;

     -    the  outcome  of  pending  litigation;

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

ITEM  7A.  DISCLOSURES  ABOUT  MARKET  RISK

     The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt was at a fixed interest rate at December 31, 2001 and 2000 and, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 12% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $4.6 million and $4.6 million at December 31, 2001 and 2000, respectively. The fair value of this debt was zero at December 31, 2001 and 2000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The consolidated financial statements of the Company, notes thereto and related financial information are filed under this item beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2001.


                                                                                                                           Director
Name, Age, Principal Occupation for Past Five Years and Directorships                                                 Age    Since
--------------------------------------------------------------------------------------------------------------------  ---  -----
GUY O. MURDOCK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46      1989

Mr. Murdock has been a private investor since January 2000.  He served as Chairman of the Board of the Company from
1989 to January 2000, as Chief Executive Officer of the Company from 1989 to April 1997 and as President of the Company from 1989 to July 1996.

WAYNE WRIGHT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   56      1997

Mr. Wright has served as President of Priority International Communications, Inc. (a
wholly-owned subsidiary of the Company since October 1997, until its sale in July 2001)
since March 1997 and as Chairman of the Board of Priority International Communications, Inc.
from 1996 to 1997.  Mr. Wright served as an officer of U.S. Ameriphone (an aggregator of hospitality and pay phone businesses) from 1993 to 1996.  Effective October  2001, Mr. Wright began serving as the Company's principal accounting officer.

DAVID KIRKPATRICK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   62      2000

Mr. Kirkpatrick has been a private investor since 1992.  Mr. Kirkpatrick served as a consultant to a law firm from 1991 to 1992 and as a partner of Peat Marwick (an accounting firm) from 1962 to 1991, most recently as Managing Partner of the Houston office.

EUGENE I. DAVIS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47      2000

Mr. Davis has served as Chairman of the Board and Chief Executive Officer of the Company
since May 2000, resigned October 9, 2001 and served as Interim Chairman of the Board and Interim Chief
Executive Officer of the Company from January 2000 through May 2000.  Mr. Davis resigned on October 9,
2001 as Chairman of the Board and Chief Executive Officer and remains on the Board of Directors.  He has served as Chairman of the Board and Chief Executive Officer of Pirinate Consulting Group, LLC (a privately held consulting firm) since 1999 and as Chief Executive Officer of SmarTalk Teleservices, Inc. (a prepaid calling card provider) since 1999.  Mr. Davis served as Chief Operating Officer of Total-Tel USA
Communications, Inc. (a telecommunications provider) from 1998 to 1999.  Mr. Davis served as President of Emerson Radio Corp. (a consumer electronics products distributor) from 1994 to
1997 and served as Vice Chairman of the Board until 1997 and as a director from 1992 to 1997.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16 (a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's equity securities. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to the Company and written representations of certain of the Company's directors and executive officers, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act during 2001.

ITEM  11.  EXECUTIVE  COMPENSATION.

     CASH AND OTHER COMPENSATION. The table which follows sets forth certain information concerning compensation paid to, earned by or awarded to Eugene I. Davis, the Company's Chairman of the Board and Chief Executive Officer until October 2001. Wayne Wright currently serves as Principal Accounting Officer, the Company's only executive officer. Mr. Wright did not receive any compensation for such services in 2001.



                                SUMMARY COMPENSATION TABLE
                                                            LONG-TERM
                                                           COMPENSATION
                                                           ------------
                                                              AWARDS
                              ANNUAL COMPENSATION             ------
                              -------------------           SECURITIES
                                                            UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR  SALARY ($)  BONUS ($)  OPTIONS (#)  COMPENSATION ($)
-----------------------------  ----  ----------  ---------  -----------  ----------------

Eugene I. Davis . . . . . . .  2001       -          -            -       121,187 (2)
  Chairman of the Board and .  2000       -          -            -       181,109 (2)
  Chief Executive Officer (1)  1999       -          -            -            -



(1) Mr. Davis  served as Chairman of the Board and Chief Executive Officer of the Company
since  May  2000.  Mr  Davis  resigned as Chief Executive Officer on October 9, 2001. Mr.
Davis  served  as Interim Chairman of the Board and Interim Chief Executive Officer  from
January  2000  through  May  2000.  Mr.  Davis' services were contracted through Pirinate
Consulting  Group,  LLC.

(2)  Represents  amounts  paid to Pirinate Consulting Group, LLC, an entity controlled by
Mr.  Davis,  during fiscal 2000 and 2001.  Included in the $121,187 is  $10,000 which was not  paid  as  of  December  31,  2001.



     OPTIONS GRANTED DURING 2001. There were no stock options granted to the named executive officers of the Company during the year ended December 31, 2001.

     FISCAL YEAR-END OPTION VALUES. There were no unexercised options held by the named executive officers at December 31, 2001.

CONSULTING  AGREEMENT

     On January 10, 2000, the Company entered into a letter agreement with Pirinate Consulting Group, LLC ("Pirinate"), an entity controlled by Eugene I. Davis, for the personal services of Mr. Davis as the Company's Interim Chairman of the Board and Interim Chief Executive Officer. Pirinate received $15,000 a month, plus out-of-pocket expenses, for these services. The initial term of this agreement was three months. Thereafter, either party may terminate this agreement, with or without cause, effective upon sixty days prior written notice. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company. Effective July 1, 2001 this agreement was modified to $10,000 a month through September 30, 2001 at which time the agreement terminated. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remains on the Board of Directors.

COMPENSATION  OF  DIRECTORS

     The Company pays Mr. Kirkpatrick a monthly retainer equal to the greater of
(a) $1,000 or (b) $1,000 for each meeting of the Board of Directors attended. In addition, in January 2000 the Company issued options to Mr. Kirkpatrick to purchase up to 20,000 shares of Common Stock, 10,000 of which were fully vested at the time of issuance and 10,000 of which vested on January 1, 2001, with an exercise price of $2.25 per share. Through its letter agreement with Pirinate, the Company paid Pirinate $15,000 per month for making Mr. Davis available to serve as the Company's Chairman of the Board and Chief Executive Officer. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remains on the Board of Directors. Messrs. Murdock and Wright and Davis do not receive any compensation for serving on the Company's Board of Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth information as of March 1, 2002 regarding the beneficial ownership of shares of Common Stock by (a) each person who is known to the Company to be the beneficial owner of more that 5% of the Common Stock, (b) each director, director nominee and named executive officer (as defined above) and (c) all directors and executive officers as a group.

     Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"), which provide, among other things, that a person is deemed to be the beneficial owner of Common Stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the Common Stock or has the right to acquire such ownership within sixty days after March 1, 2002.

                                       SHARES BENEFICIALLY   PERCENT OF
NAME OF BENEFICIAL OWNER                    OWNED  (1)         CLASS
-------------------------------------  --------------------  ----------
Eugene I. Davis                                        -           *
David Kirkpatrick (2)                             20,000           *
Guy O. Murdock (3)                             1,637,010        12.9
Wayne Wright (4)                               2,720,067        21.6
Berthel Fisher & Company, Inc. (5)             8,677,339        44.6
Larry A. Cahill (6)                            7,396,006        39.1
All directors and executive officers
   as a group (4 persons) (7)                  4,377,077        33.9
-------------------------------------
___________________


*   Less  than  1%.


(1) This table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated in footnotes to this table, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(2)  Consists  of  20,000  shares  subject  to  exercise  of  options.

(3)  Includes  195,000  shares  subject  to  exercise  of  warrants.

(4) Includes 2,390,067 shares owned by a trust of which Mr. Wright is trustee, 80,000 shares subject to exercise of warrants and 250,000 shares held by Mr. Wright's spouse.

(5) Includes (i) 3,284,452 shares of Common Stock beneficially owned by certain affiliates of Berthel for which Berthel shares voting and investment power, including 376,879 shares subject to exercise of warrants and 1,166,261 shares subject to conversion of Convertible Notes (based upon $3,533,771 of principal and interest outstanding under such notes as of March 1, 2002, divided by the conversion rate of $3.03 per share); and (ii) 5,392,887 shares subject to the exercise of warrants held by MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel and Larry A. Cahill. Reflects information reported in a Schedule 13D filed with the SEC by Berthel on January 16, 1997, as amended on June 6, 1997, January 8, 1998, May 1, 1998, June 22, 1998, August 6, 1998 and January 15, 1999, as well as certain other information provided to the Company. The address of Berthel is 701 Tama Street, P.O. Box 609, Marion, Iowa 52302-0609.

(6) Includes 580,000 shares subject to exercise of warrants and 437,114 shares subject to conversion of Convertible Notes (based upon $1,325,365 of principal and interest outstanding under such notes as of March 1, 2002, divided by the conversion rate of $3.03 per share). Also includes 5,392,887 shares subject to the exercise of warrants held by MCCIC, a company owned by Berthel and Mr. Cahill. Mr. Cahill's address is 3330 Southgate Court S.W., Cedar Rapids, Iowa 52404.

(7) Includes 20,000 shares subject to exercise of options and 275,000 shares subject to exercise of warrants.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company obtains lease and other financing services from Berthel and its subsidiaries and their affiliated leasing partnerships. Berthel is the beneficial owner of approximately 44.6% of the Common Stock as of March 1, 2002. As of December 31, 2001, the Company owed Berthel a total of approximately $3.7 million under certain lease and debt financing arrangements and the Company owed MCCIC a total of approximately $654,000 under certain debt financing arrangements. In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interest of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forebear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 1, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

     In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under a placement agreement including monthly retainer and placement fees. The Company paid to Berthel total fees of $536,000 during 2000. If further strategic transactions are completed, the Company will owe a success fee to Berthel, depending on the price of the strategic transactions.

     A new agreement was executed in July 2001, which provides, among other things, for a monthly retainer of $20,000 to be paid to Berthel. The Company owes Berthel approximately $219,000 for fees related to this agreement as of December 31, 2001.

     The Company borrowed an aggregate of $157,800 from MCCIC, a company owned by Berthel and Mr. Cahill, in 2001 under a Revolving Promissory Note. The Revolving Promissory Note, which bears interest at 12% per year, was amended on June 22, 2000 to provide that all remaining principal and accrued interest were due on June 21, 2001. As of December 31, 2001, the Company owed MCCIC a total of approximately $182,637 under the Revolving Promissory Note. During 2001, the Company issued warrants to purchase a total of 179,600 shares of Common Stock to MCCIC in connection with advances obtained from MCCIC. The warrants were issued at exercise prices ranging from $0.05 per share to $0.38 per share with five year terms.

     In January 2000, the Company entered into a letter agreement with Pirinate which provided that the Company would pay Pirinate $15,000 a month in exchange for up to six days per month of personal services from Eugene I. Davis. Under the letter agreement, Mr. Davis served as Interim Chairman of the Board and Interim Chief Executive Officer of the Company. The letter agreement's term was for a minimum of three months, and thereafter either party may terminate the letter agreement, with or without cause, effective upon 60 days written notice. The letter agreement also provided that the Company, upon approval by Mr.
Tunink, the Company's former Chief Financial Officer, would pay Mr. Davis' out-of-pocket, travel and other major expenses related to his services to the Company. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company. The Company paid $121,187 for services performed under this agreement in 2001. Mr. Davis resigned on October 9, 2001 as Chairman of the Board and Chief Executive Officer and remains on the Board of Directors.

                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents  filed  as  part  of  this  report:

          1. Financial Statements- See Index to Financial Statements on page F-1 of this Report.

          2. Financial Statement Schedules - See Index to Financial Statements on page F-1 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

          3.   Exhibits:


EXHIBIT NUMBER                   DOCUMENT DESCRIPTION
--------------                   --------------------

          2.1  Agreement  and  Plan  of  Merger,  dated as of December 19, 2001, among  Murdock  Communications  Corporation,  MCC  Merger  Sub
               Corporation  and  Polar  Molecular  Corporation.  (12)

          2.2  Agreement regarding Effectiveness, dated as of December 19, 2001, among  Murdock  Communications  Corporation,  MCC  Merger  Sub
               Corporation  and  Polar  Molecular  Corporation.  (12)

          3.1  Restated  Articles  of  Incorporation  of  the  Company.  (1)

          3.2  First  Amendment  to  Restated  Articles  of Incorporation of the
               Company.  (2)

          3.3  Second  Amendment  to  Restated  Articles of Incorporation of the
               Company.  (2)

          3.4  Amended  and  Restated  By-Laws  of  the  Company.  (3)

          4.1  Form  of  Common  Stock  Purchase  Warrant  Agreement between the
               Company  and  Firstar  Trust  Company.  (1)

          4.2  Form  of  Redeemable  Warrant.  (1)

          4.3  First Amendment to Common Stock Purchase Warrant Agreement, dated as  of  September 30, 1999, between the Company and Firstar Trust
               Company.  (8)

          4.4  Second  Amendment  to  Common  Stock  Purchase Warrant Agreement,
               dated as of April 14, 2000, between the Company and Firstar Bank,
               N.A.  (13)

          4.5  Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A.
               (13)

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

        10.26  Addendum  to  Employment  Agreement  for  Paul  C.  Tunink  (5)

        10.27  Letter  Agreement, dated December 24, 2000, between the Company and  Prentice  Services  Ltd.  (13)

        10.28  Operator  Services  Subscriber  Agreement, dated as of June 22,
               2000,  between  NCIC Operator Services and Priority International
               Communications,  Inc.  (13)

        10.29  Agreement  to  Terminate  Written  Employment  Agreement, dated
               December  20,  2000,  between  the  Company and Colin Halford (5)

        10.30  Agreement  to  Terminate  Written  Employment  Agreement, dated
               December  20,  2000,  between the Company and William Wharton (5)

        10.31  Stock Purchase Agreement, dated as of July 31, 2001, among Murdock
               Communications Corporation, MCC Acquisition Corporation, Priority
               International Communications, Inc. and Dartwood, LLC.  (14)

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


(12) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on December 26, 2001 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-21463) and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on July 31, 2001 and incorporated herein by reference.


     (b)  Reports  on  Form  8-K.

     The Company filed a Form 8-K on December 6, 2001, relating to the announcement of the termination of its Agreement and Plan of Reorganization with Informed Care, Inc. and Hometown Info, Inc. d/b/a Grocery Shopping Network.

     The Company filed a report on Form 8-K on December 26, 2001 relating to the announcement that it had entered into an Agreement and Plan of Merger with Polar.

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

                                            MURDOCK  COMMUNICATIONS  CORPORATION

                                            By        /s/ Wayne  Wright
                                              ----------------------------------
                                                         Wayne Wright
                                                  Principal Accounting Officer

Date:  April  17,  2002

                                POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Wayne Wright his true and lawful attorney-in-fact, with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Eugene Davis
---------------------               Director
Eugene Davis                                                  April 17, 2002

/s/ David Kirkpatrick
---------------------               Director
David Kirkpatrick                                             April 17, 2002

/s/ Guy O. Murdock
---------------------               Director
Guy O. Murdock                                                April 17, 2002

/s/ Wayne Wright
---------------------               Director and Principal
Wayne Wright                        Accounting Officer        April 17, 2002

MURDOCK  COMMUNICATIONS  CORPORATION

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
-------------------------------------------------------------


PAGE
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . .  F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets. . . . . . . . . . . . . . . . .  F-3

  Consolidated Statements of Operations. . . . . . . . . . . .  F-4

  Consolidated Statements of Shareholders' Equity (Deficiency)  F-6

  Consolidated Statements of Cash Flows. . . . . . . . . . . .  F-9

  Notes to Consolidated Financial Statements . . . . . . . . .  F-13

SCHEDULE - Valuation and Qualifying Accounts . . . . . . . . .  F-36

INDEPENDENT  AUDITORS'  REPORT


To the Board of Directors and Shareholders of Murdock Communications Corporation
Cedar  Rapids,  Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/  DELOITTE  &  TOUCHE  LLP


Cedar  Rapids,  Iowa
April  8,  2002

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2001  AND  2000  (DOLLARS  IN  THOUSANDS)
--------------------------------------------------------


ASSETS (Note 5)                                                          2001       2000
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      3   $    167
  Accounts receivable, less allowances for doubtful
    accounts:  2001 - $179; 2000 - $225 . . . . . . . . . . . . . . .         -          -
  Prepaid expenses and other current assets . . . . . . . . . . . . .        11         45
                                                                       ---------  ---------
           Total current assets . . . . . . . . . . . . . . . . . . .        14        212
                                                                       ---------  ---------

FURNITURE AND EQUIPMENT:
  Furniture and equipment . . . . . . . . . . . . . . . . . . . . . .         -         35
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .         -        (29)
                                                                       ---------  ---------
           Furniture and equipment, net . . . . . . . . . . . . . . .         -          6
                                                                       ---------  ---------

OTHER ASSETS:
  Intangible assets, net of accumulated amortization:
    2001 - $1,288; 2000 - $1,230. . . . . . . . . . . . . . . . . . .         -         58
  Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . .         1          1
                                                                       ---------  ---------
           Total other assets . . . . . . . . . . . . . . . . . . . .         1         59
                                                                       ---------  ---------

LIABILITIES  AND SHAREHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
    Notes payable (Note 5). . . . . . . . . . . . . . . . . . . . . .  $  8,766   $  8,783
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       614        486
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .     5,036      2,854
    Other accrued expenses. . . . . . . . . . . . . . . . . . . . . .       489        378
    Current portion of capital lease obligation with a related party.         -          1
                                                                       ---------  ---------
           Total current liabilities. . . . . . . . . . . . . . . . .    14,905     12,502
                                                                       ---------  ---------

  LONG-TERM LIABILITIES:
    Long-term debt with related parties (Note 6). . . . . . . . . . .     4,111      4,111
    Long-term debt, others (Note 6) . . . . . . . . . . . . . . . . .       521        521
    Net liabilities of discontinued operations (Note 3) . . . . . . .         -        896
                                                                       ---------  ---------
           Total liabilities. . . . . . . . . . . . . . . . . . . . .    19,537     18,030
                                                                       ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 10)


SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 1):
  Common stock, no par or stated value (Note 8):
    Authorized - 40,000,000 shares
    Issued and outstanding:  2001 and 2000 - 12,514,967 shares. . . .    22,287     22,287
  Common stock warrants (Note 7):
    Issued and outstanding:  2001 - 10,875,312; 2000 - 10,695,712 . .     1,052      1,007
  Treasury stock at cost: 2001 and 2000 - 250,000 shares. . . . . . .       (94)       (94)
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .       134        134
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .   (42,901)   (41,087)
                                                                       ---------  ---------
           Total  shareholders' deficiency. . . . . . . . . . . . . .   (19,522)   (17,753)
                                                                       ---------  ---------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     15   $    277
                                                                       =========  =========

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------

                                                                       2001      2000      1999
CONTINUING OPERATIONS:

REVENUES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . .  $    19   $   135   $    719
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . .        3        56      3,594
                                                                     --------  --------  ---------
           Total revenues . . . . . . . . . . . . . . . . . . . . .       22       191      4,313
                                                                     --------  --------  ---------

COST OF SALES:
  Call processing . . . . . . . . . . . . . . . . . . . . . . . . .        -       330      1,232
  Other cost of sales . . . . . . . . . . . . . . . . . . . . . . .        -         5      1,475
                                                                     --------  --------  ---------
           Total cost of sales. . . . . . . . . . . . . . . . . . .        -       335      2,707
                                                                     --------  --------  ---------

GROSS PROFIT (LOSS) . . . . . . . . . . . . . . . . . . . . . . . .       22      (144)     1,606
                                                                     --------  --------  ---------

OPERATING EXPENSES:
  Selling, general and administrative expense . . . . . . . . . . .      742       575      3,383
  Depreciation and amortization expense . . . . . . . . . . . . . .        6        36        549
  Impairment of assets (Notes 1 and 4). . . . . . . . . . . . . . .        -     1,682        317
  AcNet bad debt and acquisition expenses (Note 4). . . . . . . . .        -       990      3,703
                                                                     --------  --------  ---------
           Total operating expenses . . . . . . . . . . . . . . . .      748     3,283      7,952
                                                                     --------  --------  ---------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .     (726)   (3,427)    (6,346)
                                                                     --------  --------  ---------

NONOPERATING  INCOME (EXPENSE):
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .   (2,304)   (3,431)    (3,041)
  Other income (expense) (Note 6) . . . . . . . . . . . . . . . . .       (3)    7,001        226
                                                                     --------  --------  ---------
           Total nonoperating income (expense). . . . . . . . . . .   (2,307)    3,570     (2,815)
                                                                     --------  --------  ---------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . . .   (3,033)      143     (9,161)

Income tax benefit (Note 9) . . . . . . . . . . . . . . . . . . . .        -         9          -
                                                                     --------  --------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . . . . . . .   (3,033)      152     (9,161)
                                                                     --------  --------  ---------

DISCONTINUED OPERATIONS (Note 3):
  Loss from operations. . . . . . . . . . . . . . . . . . . . . . .      (95)   (4,844)    (9,237)
  Gain (loss) on disposition. . . . . . . . . . . . . . . . . . . .    1,314      (332)         -
                                                                     --------  --------  ---------
           Total discontinued operations. . . . . . . . . . . . . .    1,219    (5,176)    (9,237)
                                                                     --------  --------  ---------

LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . . .   (1,814)   (5,024)   (18,398)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
  DEBT (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . .        -       722          -
                                                                     --------  --------  ---------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,814)   (4,302)   (18,398)
Dividends and accretion on 8% Series A Convertible Preferred Stock.        -      (125)      (194)
                                                                     --------  --------  ---------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . . . . . . . . . . .  $(1,814)  $(4,427)  $(18,592)
                                                                     ========  ========  =========

                                                                                       (Continued)


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
(DOLLARS  IN  THOUSANDS  EXCEPT  SHARE  DATA)  (CONCLUDED)
----------------------------------------------------------

                                                          2001          2000          1999
BASIC AND DILUTED NET LOSS PER COMMON SHARE
 Income (loss) from continuing operations. . . . . .  $     (0.25)  $         -   $     (0.90)
 Income (loss) from discontinued operations. . . . .         0.10         (0.48)        (0.89)
                                                      ------------  ------------  ------------
 Loss before extraordinary item. . . . . . . . . . .        (0.15)        (0.48)        (1.79)
 Extraordinary item - gain on extinguishment of debt            -          0.07             -
                                                      ------------  ------------  ------------
 Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (0.15)  $     (0.41)  $     (1.79)
                                                      ============  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . . . . . . . . . . . . .   12,264,967    10,869,511    10,392,940
                                                      ============  ============  ============

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999  (DOLLAR  AND  SHARE  DATA  IN  THOUSANDS)
----------------------------------------------------------------------------------------------

                                                  8% SERIES A CONVERTIBLE                         COMMON STOCK
                                                     PREFERRED STOCK         COMMON STOCK           WARRANTS
                                                  -----------------------  ----------------   ------------------
                                                     NUMBER                NUMBER             NUMBER              ADDITIONAL
                                                       OF                    OF                 OF                  PAID-IN
                                                     SHARES     ISSUED     SHARES    ISSUED   WARRANTS    ISSUED    CAPITAL
BALANCES AT JANUARY 1, 1999. . . . . . . . . . .           19  $   1,837   10,330   $19,835      4,421   $   439   $     134

  Issuance of warrants in connection with
    debt financing with related parties. . . . .            -          -       -         -      1,195       223           -

  Issuance of warrants in connection with
    debt financing with lender . . . . . . . . .            -          -       -         -        500        80           -

  Conversion of notes payable, accrued
    interest and related common stock
    warrants into common stock . . . . . . . . .            -          -      84       150        (84)       (3)          -

  Conversion of common stock warrants. . . . . .            -          -
    into common stock. . . . . . . . . . . . . .           54         13    (115)       (4)         -         -           9

  Common stock issued. . . . . . . . . . . . . .            -          -       2         3          -         -           -

  Common stock options exercised by
    individuals. . . . . . . . . . . . . . . . .            -          -      19        37          -         -           -

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .            -         31       -         -          -         -           -

  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . .            -          -      87       221          -         -           -

  Warrants expired . . . . . . . . . . . . . . .            -          -       -         -        (50)     (100)          -

  Net loss for 1999. . . . . . . . . . . . . . .            -          -       -         -          -         -           -
                                                  -----------  ---------  -------  --------  ---------  --------  ---------

BALANCES AT DECEMBER 31, 1999. . . . . . . . . .           19  $   1,868  10,576   $20,259      5,867   $   635   $     134
                                                  ===========  =========  =======  ========  =========  ========  =========

See notes to consolidated financial statements.                                                                  (Continued)

                                                                 SHARE-
                                                                 HOLDERS'
                                                  ACCUMULATED     EQUITY
                                                    DEFICIT    (DEFICIENCY)
BALANCES AT JANUARY 1, 1999. . . . . . . . . . .  $  (18,168)  $      4,077

  Issuance of warrants in connection with
    debt financing with related parties. . . . .           -            223

  Issuance of warrants in connection with
    debt financing with lender . . . . . . . . .           -             80

  Conversion of notes payable, accrued
    interest and related common stock
    warrants into common stock . . . . . . . . .           -            147

  Conversion of common stock warrants
    into common stock

  Common stock issued. . . . . . . . . . . . . .           -              3

  Common stock options exercised by
    individuals. . . . . . . . . . . . . . . . .           -             37

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . .         (31)             -

  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . .        (163)            58

  Warrants expired . . . . . . . . . . . . . . .         100              -

  Net loss for 1999. . . . . . . . . . . . . . .     (18,398)       (18,398)
                                                  -----------  -------------

BALANCES AT DECEMBER 31, 1999. . . . . . . . . .  $  (36,660)  $    (13,764)
                                                  ===========  =============

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999  (CONTINUED)  (DOLLAR  AND  SHARE  DATA  IN  THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                       8% SERIES A
                                                        CONVERTIBLE                       COMMON STOCK
                                                     PREFERRED STOCK    COMMON STOCK         WARRANTS         TREASURY STOCK
                                                    -----------------  ---------------  -------------------  ----------------
                                                    NUMBER             NUMBER            NUMBER              NUMBER
                                                      OF                 OF                OF                 OF
                                                    SHARES    ISSUED   SHARES  ISSUED   WARRANTS   ISSUED    SHARES  ISSUED
BALANCES AT JANUARY 1, 2000. . . . . . . . . . . .      19   $ 1,868   10,576  $20,259     5,867   $   635        -  $     -

  Issuance of warrants in connection with
    termination of employment agreements . . . . .       -         -        -        -       150         -        -        -

  Issuance of warrants in connection with
    debt financing with lender . . . . . . . . . .       -         -        -        -     5,199       472        -        -

  Canellation of warrants. . . . . . . . . . . . .       -         -        -        -      (495)      (99)       -        -

  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . . .       -         -       19       35       (25)       (1)       -        -

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . . .       -        23        -        -         -         -        -        -

  Conversion of preferred stock into common stock.     (19)   (1,891)   1,684    1,891         -         -        -        -

  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . . .       -         -      236      102         -         -        -        -

  Treasury stock acquired -Incomex sale. . . . . .       -         -        -        -         -         -      250      (94)

  Net loss for 2000. . . . . . . . . . . . . . . .       -         -        -        -         -         -        -        -
                                                    -------  --------  ------  -------  ---------  --------  ------  --------

BALANCES AT DECEMBER 31, 2000. . . . . . . . . . .       -   $     -   12,515  $22,287    10,696   $ 1,007      250  $   (94)
                                                    =======  ========  ======  =======  =========  ========  ======  ========

See notes to consolidated financial statements.

                                                                               SHARE-
                                                    ADDITIONAL                HOLDERS'
                                                     PAID-IN    ACCUMULATED    EQUITY
                                                     CAPITAL     DEFICIT     (DEFICIENCY)
BALANCES AT JANUARY 1, 2000. . . . . . . . . . . .  $      134  $  (36,660)  $    (13,764)

  Issuance of warrants in connection with
    termination of employment agreements . . . . .           -           -              -

  Issuance of warrants in connection with
    debt financing with lender . . . . . . . . . .           -           -            472

  Canellation of warrants. . . . . . . . . . . . .           -           -            (99)

  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . . .           -           -             34

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . . .           -         (23)             -

  Conversion of preferred stock into common stock.           -           -              -

  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . . .           -        (102)             -

  Treasury stock acquired -Incomex sale. . . . . .           -           -            (94)

  Net loss for 2000. . . . . . . . . . . . . . . .           -      (4,302)        (4,302)
                                                    ----------  -----------  -------------

BALANCES AT DECEMBER 31, 2000. . . . . . . . . . .  $      134  $  (41,087)  $    (17,753)
                                                    ==========  ===========  =============

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999  (CONCLUDED)  (DOLLAR  AND  SHARE  DATA  IN  THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                   8% SERIES A
                                                   CONVERTIBLE                       COMMON STOCK
                                                  PREFERRED STOCK  COMMON STOCK         WARRANTS       TREASURY STOCK
                                                 ----------------  ---------------  -----------------  ---------------
                                                 NUMBER            NUMBER            NUMBER            NUMBER            ADDITIONAL
                                                   OF                OF                OF               OF                PAID-IN
                                                 SHARES  ISSUED    SHARES  ISSUED   WARRANTS  ISSUED   SHARES   ISSUED    CAPITAL
BALANCES AT JANUARY 1, 2001 . . . . . . . . . .       -  $     -   12,515  $22,287    10,696  $ 1,007     250  $   (94)  $      134

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .       -        -        -        -       179       45       -        -            -

  Net loss for 2001 . . . . . . . . . . . . . .       -        -        -        -         -        -       -        -            -
                                                 ------  -------  -------  -------  --------  -------  ------  --------  ----------

BALANCES AT DECEMBER 31, 2001 . . . . . . . . .       -  $     -   12,515  $22,287    10,875  $ 1,052     250  $   (94)  $      134
                                                 ======  =======  =======  =======  ========  =======  ======  ========  ==========


See notes to consolidated financial statements.


                                                                 SHARE-
                                                                HOLDERS'
                                                 ACCUMULATED     EQUITY
                                                  DEFICIT     (DEFICIENCY)
BALANCES AT JANUARY 1, 2001 . . . . . . . . . .  $  (41,087)  $    (17,753)

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .           -             45

  Net loss for 2001 . . . . . . . . . . . . . .      (1,814)        (1,814)
                                                 -----------  -------------

BALANCES AT DECEMBER 31, 2001 . . . . . . . . .  $  (42,901)  $    (19,522)
                                                 ===========  =============


See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999  (DOLLARS  IN  THOUSANDS)
-----------------------------------------------------------------------------

                                                              2001      2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(1,814)  $(4,302)  $(18,398)
  Adjustments to reconcile net loss to net cash flows
    from operating activities of continuing operations:
    Impairment of assets . . . . . . . . . . . . . . . . .        -     1,682        317
    AcNet bad debt and acquisition expenses. . . . . . . .        -       990      3,703
    Depreciation and amortization. . . . . . . . . . . . .       64       719        549
    Gain on sale of property and equipment . . . . . . . .        -      (102)        (6)
    Noncash interest expense . . . . . . . . . . . . . . .       45       464        723
    Gain on debt restructuring plan. . . . . . . . . . . .        -    (6,946)         -
    Loss on discontinued operations. . . . . . . . . . . .       95     4,844      9,237
    (Gain) loss on disposition of discontinued operations.   (1,314)      332          -
    Extraordinary gain on extinguishment of debt . . . . .        -      (722)         -
    Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . .        -       490        215
      Other current assets . . . . . . . . . . . . . . . .       34       139       (284)
      Other noncurrent assets. . . . . . . . . . . . . . .        -        11        182
      Outstanding checks in excess of available balances .        -       (10)        18
      Accounts payable and accrued expenses. . . . . . . .    2,421     1,016      2,744
      Other liabilities. . . . . . . . . . . . . . . . . .        -       (22)        (7)
                                                            --------  --------  ---------
           Net cash flows from operating activities of
              continuing operations. . . . . . . . . . . .     (469)   (1,417)    (1,007)
           Net cash flows from discontinued operations . .      148      (357)     1,158
                                                            --------  --------  ---------
           Net cash flows from operating activities. . . .     (321)   (1,774)       151
                                                            --------  --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . .        -         -       (171)
  Payments for site contracts, net . . . . . . . . . . . .        -         -       (172)
  Proceeds from sale of investments. . . . . . . . . . . .        -     4,948          -
  Proceeds from sale of subsidiary . . . . . . . . . . . .      100         -          -
  Cash paid for investments. . . . . . . . . . . . . . . .        -         -     (6,763)
  Cash advanced to joint venture . . . . . . . . . . . . .        -         -        (46)
  Proceeds from sale of property and equipment . . . . . .        -       489         13
  Issuance of note receivable. . . . . . . . . . . . . . .        -         -     (1,000)
  Payments received on note receivable . . . . . . . . . .        -       500        500
                                                            --------  --------  ---------
           Net cash flows from investing activities. . . .      100     5,937     (7,639)
                                                            --------  --------  ---------

                                                                              (Continued)


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999  (CONCLUDED)(DOLLARS  IN  THOUSANDS)
----------------------------------------------------------------------------------------


                                                                           2001     2000     1999
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation with a related party. . . . . . .     (1)     (472)    (301)
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . .    158       656    7,975
  Borrowings of long-term debt with related parties. . . . . . . . . . .      -         -      500
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . .   (100)   (2,772)    (479)
  Payments on long-term debt with related parties. . . . . . . . . . . .      -      (429)    (512)
  Borrowings on long-term debt, others . . . . . . . . . . . . . . . . .      -         -      654
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . .      -    (1,042)    (421)
  Proceeds from issuance of common stock and warrants. . . . . . . . . .      -         -        3
  Payment of dividends . . . . . . . . . . . . . . . . . . . . . . . . .      -         -      (18)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . .      -         -       37
                                                                          ------  --------  -------
           Net cash flows from financing activities. . . . . . . . . . .     57    (4,059)   7,438
                                                                          ------  --------  -------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .   (164)      104      (50)

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . .    167        63      113
                                                                          ------  --------  -------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3   $   167   $   63
                                                                          ======  ========  =======

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party  $   -   $   853   $  764
  Cash paid during the year for income taxes . . . . . . . . . . . . . .      -         6        4

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
---------------------------------------------------


SUPPLEMENTAL  DISCLOSURES  OF  2001  NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection with the sale of the Priority International Communications, Inc. subsidiary, the Company received a note receivable for $96,000 and assigned it to MCC Investment Company, LLC to repay outstanding debt and accrued interest.

During the year the Company issued 179,600 common stock warrants and recorded a $45,000 increase to common stock warrants and deferred financing costs which were taken to interest expense due to the past due status of the underlying debt.

SUPPLEMENTAL  DISCLOSURES  OF  2000  NONCASH INVESTING AND FINANCING ACTIVITIES:

The  Company  recorded  an  increase  to  the carrying value of the Company's 8%
Series A Convertible Preferred Stock and a charge to accumulated deficit of $23,000 representing the current period accretion to its conversion price of $1,891,000. These shares were converted into 1,683,880 shares of common stock.

During the year, common stock warrants were exercised by individuals, increasing common stock by $35,000 (18,941 shares) in a cashless exercise through the exchange of debt.

The Company issued stock dividends of $102,000 representing 236,129 shares of common stock recorded as an increase to common stock and an increase in accumulated deficit.

The Company recorded $94,000 representing treasury stock received in the cashless sale of the Incomex subsidiary, representing 250,000 shares of common stock and the net assets of the Company decreased by $1,648,000 related to the sale.

During the year the Company issued 5,199,121 common stock warrants and recorded a $472,000 increase to common stock warrants and deferred financing costs.

The Company transferred 1,063,584 shares of Actel Integrated Communications, Inc. Preferred Stock, reducing the cost basis of the investment by $729,910, and $4,600,000 of new notes payable were issued in connection with the transaction in exchange for the cancellation of approximately $9,200,000 of outstanding indebtedness related to the Debt Refinancing Plan.

In December of 2000, the Company cancelled warrants with a recorded value of $99,000.

                                                                     (Continued)

MURDOCK  COMMUNICATIONS  CORPORATION


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2000,  1999  AND  1998  (CONCLUDED)
----------------------------------------------------------------


SUPPLEMENTAL  DISCLOSURES  OF  1999  NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1999, 199,172 common stock warrants were exercised by individuals. Of these, 83,872 were converted to the same number of common shares and reduced notes payable by $116,000 and accrued interest by $31,000. Of the remaining 115,300 warrants, 114,000 warrants were converted into 51,507 shares of common stock in a cashless exercise and 1,300 warrants were converted into 2,668 shares of common stock for $8,475, which had not been received prior to year end. These warrants had a carrying value of $7,921.

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

The Company recorded a decrease in common stock warrants and a decrease to accumulated deficit of $100,000 due to the expiration of 50,000 warrants.

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
---------------------------------------------------


1.   BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     DESCRIPTION OF BUSINESS - Murdock Communications Corporation (individually, or collectively with its wholly-owned subsidiaries discussed below, referred to herein as the "Company") has been engaged in recent years in the business of providing operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry. The Company operated its business under three business units prior to the sales discussed below. At December 31, 2001 the Company has no operating activities and no reportable segments. The Company continues to exist as a public shell for use as a reverse merger vehicle.

     MTS - Murdock Technology Services ("MTS") was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added telecommunication services. The division's main product, the MCC Telemanager , was a proprietary software and hardware product, created to help manage telecommunication installations and services in the hospitality market.

     In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the operation of MCC Telemanager by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold all the primary assets which were subject to the Rental Agreement to Telemanager.net. Telemanger.net is owned by former executives of the Company.

     Incomex - On February 13, 1998, the Company purchased Incomex, Inc. ("Incomex"), the Company's second business unit. Incomex was primarily engaged in the business of providing billing and collection services to the hospitality industry from Mexico to the United States. The Company sold 100% of the stock of Incomex to three of the former shareholders of Incomex with an effective closing date of June 30, 2000 (see Note 3).

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

     Also, on October 31, 1997, the Company purchased PIC Resources Corp. ("PIC-R"). PIC-R, operating through its wholly-owned subsidiary ATN Communications, Incorporated ("ATN") was merged into PIC in January 1999. ATN was primarily engaged in the business of providing carrier services for long-distance telecommunications companies throughout the United States. ATN handled incoming operator assisted calls with their operators on location. Unless otherwise indicated, references in this report to "PIC" include the historical operations of ATN.

     Effective July 31, 2001 the Company sold 100% of the stock of PIC to a third party who is related to a Director and shareholder of the Company (see Note 3).

     BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $42.9 million and current liabilities exceed current assets by $14.9 million at December 31, 2001. The Company also is past due in the payment of approximately $12.4 million in principal and accrued interest payable as of March 31, 2002. The Company's past due debt includes approximately $11.6 million of notes and accrued interest which were believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the Federal Deposit Insurance Corporation ("FDIC") during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest of the notes, and on July 5, 2001 the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. These notes consist of several notes signed by two former officers of the Company. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans are discussed below.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to accomplish these objectives include, but are not limited to, the following:

     - The Company's intends to continue to negotiate with its creditors to restructure indebtedness and obtain financing to fund operations. The Company believes that possible sources of funds will primarily consist of advances from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company. If the Company is unsuccessful in this strategy, the Company may not be able to continue operating as a going concern.

     - The Company has an agreement with an unrelated third party to use the Company's public shell as a reverse merger vehicle. On December 19, 2001 the Company and Polar Molecular Corporation ("Polar") entered into a Definitive Merger Agreement (the "merger"). The merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. If this transaction is unsuccessful, the Company may not be able to continue operating as a going concern.

     - The Company retains an investment banker (Berthel) to assist the Company regarding the identification and investigation of strategic alternatives available to the Company.

     DISCONTINUED OPERATIONS - The accompanying statements of operations have been reclassified for the dispositions of the Incomex subsidiary (see Note
     3) and the PIC subsidiary (see Note 3) so that the results for each subsidiary's operations are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations of PIC which were sold on July 31, 2001 have been classified in the 2000 balance sheet as "net liabilities of discontinued operations." The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements included the accounts of the Company and the accounts of its wholly-owned subsidiaries, PIC and Incomex (prior to their sale). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

     REVENUE RECOGNITION - Revenue was recognized as calls were placed and processed. Revenue recognized on the sale of hardware occurred at the time of delivery and revenues for other services was recognized at the time the services were rendered.

     FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost. For financial reporting purposes, depreciation and amortization are computed on these assets using the straight-line method over their estimated useful lives of five years. For income tax purposes, accelerated methods are used. All amounts were fully depreciated at December 31, 2001.

     IMPAIRMENT OF FIXED ASSETS - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. For the year ended December 31, 1999, the Company recorded impairment write-downs of assets, primarily telecommunications equipment at MTS, of approximately $317,000. All impairments were determined based on the estimated fair value of such assets.

     INTANGIBLE ASSETS - Intangible assets relate to deferred financing, lease and loan restructuring costs. Financing, lease and loan restructuring costs incurred have been deferred and are being amortized over the new or restructured lease and loan agreement terms using the effective interest method. All amounts were fully amortized at December 31, 2001.

     INVESTMENTS - The Company owned convertible preferred stock of Actel Integrated Communications, Inc. ("Actel") which was not readily marketable. This investment was accounted for at cost. This investment experienced a decline in value that was other than temporary in 2000 due to Actel filing for bankruptcy in April 2001. The Company recorded an impairment loss of $1.6 million in 2000 which was equal to the stock's cost basis at December 31, 2000.

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

     ACCRETION ON PREFERRED STOCK - Up to September 30, 2000, the date of conversion, the Company accreted the carrying value of the 8% Series A
     Convertible Preferred Stock (net of offering costs incurred) to the conversion price by the effective interest method.

     CUMULATIVE DIVIDENDS ON PREFERRED STOCK - Up to September 30, 2000, the date of conversion, cumulative dividends on the Company's 8% Series A Convertible Preferred Stock were recorded as a charge to accumulated deficit as the dividends were earned by the holders and an accrued liability was recorded.

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

     Potential common shares excluded from the per share computation because they were antidilutive are as follows:


                              YEARS ENDED DECEMBER 31,
                              ------------------------
                              2001   2000    1999
Convertible preferred stock    -      -    1,681,776
Options . . . . . . . . . .    -      -      355,918
Warrants. . . . . . . . . .  45,454   -    1,189,000
                             ------  ----  ---------
Total . . . . . . . . . . .  45,454   -    3,226,694
                             ======  ====  =========

     The exercise prices on all outstanding options and warrants exceed the market price of the Company's common stock at December 31, 2001, 2000 and 1999, except as noted above.

     RECLASSIFICATIONS - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

     IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS  -  In June 1998, the Financial
     Accounting  Standards  Board  ("FASB")  issued  Statement  of  Financial
     Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's results of operations or financial condition.

     In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized, but will be tested annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. SFAS 141 and 142 are effective for 2002. SFAS 141 and 142 will have no impact on the Company since it has no goodwill or intangible assets at December 31, 2001.

2.   BAD  DEBT  EXPENSE  AND  UNIVERSAL  SERVICE  FUND  FEES  RELATED  TO  PIC

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

     Due to the high level of these uncollectible amounts, PIC contracted with another billing and collection firm in November 1999. The prior billing and collection firm alleged that PIC had breached its contract and placed a lien on the collections from calls processed by the new billing and collection firm. At December 31, 1999, the Company recorded an allowance for 100% of all receivables from both billing and collection firms due to the uncertainty regarding their collection.

     On January 25, 2001, the Company reached a settlement with the prior billing and collection firm and the new billing and collection firm. Under this settlement: (a) PIC and ATN were relieved from any further liability allegedly owed to either billing and collection firm, (b) PIC agreed to pay a nominal amount and to relinquish its claims to funds held by the new billing and collection firm, (c) PIC and ATN released any potential claims that they had against the prior billing and collection firm, including claims that ATN may have for the alleged failure by the prior billing and collection firm to assess Universal Service Fund ("USF") contribution charges (see discussion below) on certain traffic, as well as any claims that ATN may have against the prior billing and collection agency for its role in the excessive bad debt charges recorded in 1999, and (d) PIC and ATN released any potential claims that they had against the new billing and collection firm.

     In December 1999, ATN received notice from the Universal Service Administrative Company ("USAC") that USF fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its prior billing and collection firm. The prior billing and collection firm's position was that they had collected the USF fees and remitted them to ATN. As ATN is legally responsible for USF fees, in December 1999 it recorded an estimated liability of $1.7 million. During the first two months of 2001, ATN received credit memos from USAC which reflected a balance due to USAC of $806,000. Accordingly, ATN recorded a $894,000 credit for universal service fund fees in the fourth quarter of 2000 based on the new information from USAC. The Company reached a settlement agreement with the prior billing and collection firm on January 25, 2001 which included the USF fees (see discussion above). Any liability related to USF fees was transferred to the purchaser of PIC (see Note 3).

3.   DISCONTINUED  OPERATIONS

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

     Summary operating results of the discontinued operations of Incomex are as follows for the years ended December 31, 2001, 2000 and 1999 (amounts expressed in thousands):


                                   2001     2000      1999
Revenues. . . . . . . . . . . . .  $   -  $ 2,987   $  8,284
Expenses. . . . . . . . . . . . .      -   (4,162)   (10,713)
Taxes . . . . . . . . . . . . . .      -        -        472
                                   -----  --------  ---------
Loss from discontinued operations  $   -  $(1,175)  $ (1,957)
                                   =====  ========  =========

     The loss from discontinued operations includes goodwill impairment and fixed asset charges of approximately $4.3 million for 2000 and $3.0 million for 1999.

     Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a noninterest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the promissory note to MCCIC to repay $96,000 of outstanding debt and accrued interest. A Director and significant shareholder of the Company is related to the owner of Dartwood, LLC.

     Summary operating results of the discontinued operations for PIC are as follows for the years ended December 31, 2001, 2000 and 1999 (amounts expressed in thousands):


                                    2001      2000      1999
Revenues. . . . . . . . . . . . .  $2,438   $ 8,246   $23,150
Expenses. . . . . . . . . . . . .   2,533    11,915    30,430
                                   -------  --------  --------
Loss from discontinued operations  $  (95)  $(3,669)  $(7,280)
                                   =======  ========  ========

     The loss from discontinued operations includes charges (credits) related to the following items for the years ended December 31, 2000 and 1999 (amounts expressed in thousands):


                                                     2000     1999
Bad debts in excess of historical amounts (Note 2)  $    -   $ 5,600
Goodwill impairment. . . . . . . . . . . . . . . .   3,300     3,000
USF fees (Note 2). . . . . . . . . . . . . . . . .    (894)    1,700
Telecommunications equipment impairment. . . . . .     600         -
                                                    -------  -------
Total. . . . . . . . . . . . . . . . . . . . . . .  $3,006   $10,300
                                                    =======  =======

     A summary of the net liabilities of the discontinued operations of PIC are as follows (amounts expressed in thousands):


                                                              DECEMBER 31,
                                                                  2000
Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -
  Accounts receivable, less allowance for doubtful accounts.           582
  Prepaid expense and other current assets . . . . . . . . .            11
                                                              ------------
  Total current assets . . . . . . . . . . . . . . . . . . .           593
                                                              ------------


  Property and equipment, net. . . . . . . . . . . . . . . .           137
                                                              ------------
  Total noncurrent assets. . . . . . . . . . . . . . . . . .           137
                                                              ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .           730
                                                              ------------

Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .           239
  Accrued universal service fund fees. . . . . . . . . . . .           806
  Other accrued expenses . . . . . . . . . . . . . . . . . .           111
  Current portion of long-term debt, with related parties. .           220
                                                              ------------
  Total current liabilities. . . . . . . . . . . . . . . . .         1,376
  Long-term debt, with related parties, less current portion           250
                                                              ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .         1,626
                                                              ------------

Net liabilities. . . . . . . . . . . . . . . . . . . . . . .  $        896
                                                              ============

4.   INVESTMENTS

     During 1998, the Company reached an agreement to invest in Actel. Actel, based in Mobile, Alabama, was a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. As of June 21, 1999 the Company had invested $3.0 million in Actel. Effective June 21, 1999, the Company and Actel entered into an agreement to amend the terms of the original investment agreement with respect to the Company's investment in Actel. This agreement amended certain provisions of the investment agreement including limiting the Company's investment in Actel to $3.0 million. During the third quarter of 1999, the $3.0 million investment was converted into 4,371,428 shares of Actel's Series A Convertible Preferred Stock as allowed by the investment agreement. Each share of Series A Convertible Preferred Stock accrued a cumulative 10% dividend per annum through March 10, 2002 and was convertible into 3 shares of Actel's common stock at any time at the option of the Company, subject to certain restrictions. The share and conversion information have been retroactively restated for a stock split of the Series A Convertible Preferred Stock and common stock by Actel during 2000. In addition, the Company loaned $1.0 million to Actel under the terms of a promissory note dated June 23, 1999. The note was repaid during the second quarter of 2000 and had a balance at December 31, 1999 of $500,000.

     During the second quarter of 2000, the Company undertook a Debt Restructuring Plan which resulted in the Company selling or exchanging 2,213,198 shares of Actel Series A Convertible Preferred Stock in private placements. Following these transactions, the Company held 2,158,230 shares of Actel Series A Convertible Preferred Stock.

     During late 2000, Actel began experiencing cash flow difficulties and on April 11, 2001, Actel filed for bankruptcy protection under Chapter 11. On September 14, 2001 the bankruptcy proceeding was converted to Chapter 7. The Company recorded an impairment charge of approximately $1.6 million in 2000, due to the uncertainty of ultimate recovery of the investment.

     During 1998, the Company reached an initial lending/investment agreement with AcNet S.A. de C.V. of Mexico ("AcNet Mexico"). The initial agreement was revised in June 1999, whereby the Company entered into two agreements providing the Company with separate options to acquire (i) Intercarrier Transport Corporation ("ITC"), the holder of approximately 99% of the outstanding shares of AcNet Mexico, and (ii) AcNet USA, Inc. ("AcNet USA"), an affiliate of AcNet Mexico, for an aggregate of 2,325,000 shares of the Company's common stock, $200,000 in closing costs and an additional $550,000 to pay off certain debt and accounts payable. The option with ITC expired on August 31, 2001 and the option with AcNet USA expired on December 31, 1999. As of December 31, 2000, the Company had loaned $3.7 million to the AcNet entities, recorded $264,000 of interest and incurred $729,000 of costs either related to the acquisition or paid on behalf of the AcNet entities.

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

     On May 31, 2001, the AcNet entities filed a motion with the Iowa state court seeking permission to untimely file a counter-claim against the Company, and asked for damages against the Company of approximately $20 million plus punitive damages. The AcNet entities alleged the Company breached an oral agreement, committed fraudulent misrepresentation, and the AcNet entities also filed counts for common counts, action for account stated, and negligent misrepresentation. On September 6, 201, the Company entered into a Compromise Settlement Agreement and Full and Final Release with the AcNet entities. Under the terms of the Agreement, the AcNet entities paid a nominal consideration to the Company and both parties exchanged releases on all claims against the other party.

     Investments at December 31, 2000 are summarized as follows (amounts expressed in thousands):


                                              2000
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
                                            ========

5.   NOTES  PAYABLE

     Notes payable as of December 31, 2001 and 2000, consisted of the following:


                                                                     (DOLLARS IN THOUSANDS)
                                                                     ----------------------
                                                                        2001       2000
Past due notes payable to individuals, $200,000 of which has been provided by related parties, bearing interest at
  the default rate of 18%, due March 5, 1999.  Warrants
  to purchase 500,000 shares of the Company's common
  stock were issued, 400,000 of which were issued to related parties, at an exercise price of $1.44 per share which expire, if unexercised, on March 31, 2003.  A warrant to purchase
  10,000 shares of the Company's common stock was issued
  to Berthel at an exercise price of $1.44 per share which
  expires if unexercised, on March 31, 2003.. . . . . . . . . . . .  $      300  $      300

Past due notes payable to individuals, $225,000 of which has been provided by related parties, bearing interest at the
  default rate of 18%, due March 31, 1999.  Warrants to
  purchase 1,486,000 shares of the Company's common
  stock were issued, 225,000 of which were issued to related parties, at an exercise price of $1.75 per share which
  expire, if unexercised, on March 31, 2003.  Warrants
  to purchase 121,100 shares of the Company's common stock
  were issued to Berthel in connection with the offering with terms
  substantially similar to the warrants issued in the offering. . .         275         275

Past due notes payable to individuals, $5,995,000 of which has been provided by related parties, bearing interest at the default rate of 18%, due November 30, 1999.  Warrants to purchase
  1,379,000 shares of the Company's common stock were
  issued, 1,199,000 of which were issued to related parties.
  The warrants were issued at exercise prices ranging
  from $2.50 to $4.13 and, if unexercised, expire on
  dates ranging from November 2003 to December 2003.. . . . . . . .       6,895       6,895

Past due note payable to consultant bearing interest at 14%, due
  March 31, 1999.  Warrants to purchase 25,000 shares
  of the Company's common stock were issued at an
  exercise price of $1.75 per share which expire, if
  unexercised, on March 31, 2003. . . . . . . . . . . . . . . . . .          25          25

Past due uncollateralized notes payable to a related party
  individual, bearing interest at 14%, due May 19, 2001.
  A warrant to purchase 100,000 shares of the Company's
  common stock was issued.  The warrant has an exercise
  price of $3.50 and, if unexercised, expires December 6, 2003. . .         500         500


                                                                     (DOLLARS IN THOUSANDS)
                                                                     ----------------------
                                                                         2001      2000
Past due note payable to MCCIC bearing interest at 12%,
  due June 21, 2001.  Warrants to purchase 4,289,897 shares
 of the Company's common stock were issued at a weighted
  average exercise price of $1.99 per share which, if unexercised, expire December 20, 2004.  The note is collateralized by
  substantially all assets of the Company (see additional terms
  below and see Note 6). . . . . . . . . . . . . . . . . . . . . . .        388         388

Past due revolving promissory note payable to MCCIC bearing
  interest at 12%, due June 21, 2001.  In 2001 warrants to purchase
  179,600 shares of the Company's common stock were issued at a weighted average exercise price of $.13 per share which, if unexercised, expire December 20, 2004.  In 2000 warrants to purchase 909,224 shares of the Company's common stock
  were issued at a weighted average exercise price of $1.99
  per share which, if unexercised, expire December 20, 2004.
  The note is collateralized by substantially all assets of the
  Company (see additional terms below and see Note 6). . . . . . . .        183        200

Past due notes payable to Berthel, bearing interest at 12%
  due June 21, 2001. . . . . . . . . . . . . . . . . . . . . . . . .        200        200
                                                                      ---------  ---------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,766  $   8,783
                                                                      =========  =========

     On June 17, 1999, the Company completed a bridge financing in the amount of $2.0 million with New Valley Corporation ("New Valley"). Pursuant to the bridge financing, the Company issued a note in the principal amount of $2.0 million (the "Note"). This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999. Warrants to purchase 250,000 shares of the Company's common stock were issued in connection with the Note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. Because the Company did not repay the Note on or prior to September 21, 1999, the warrants may be exercised to purchase a total of 500,000 shares of the Company's common stock. On December 17, 1999, the Company amended the terms of the agreement with New Valley. The amendment reset the interest rate to 12% since inception (14% upon default) and was due in 5 monthly payments of $200,000 beginning January 17, 2000 with a final payment of $1.0 million on June 17, 2000. Waivers of any prior violations were included as part of the amendment. The Note was convertible into shares of common stock of the Company at the option of New Valley at any time up to the maturity date. The number of shares in the conversion was to be obtained by dividing the principal amount of the Note converted by the conversion price of $3.00.

     The January, February and March 2000 payments under the Note were paid on behalf of the Company by MCCIC, a company owned by Berthel and another significant shareholder of the Company. On April 6, 2000, the entire interest of New Valley in this loan was purchased by MCCIC. The terms of the note and warrant purchase agreement with MCCIC, bearing interest at 12%, was amended on June 22, 2000 with payment of all remaining principal and interest due on June 21, 2001.

     During 2000, the Company also entered into a Revolving Promissory Note with MCCIC, bearing interest at 12% with payment of all remaining principal and all accrued interest due on June 21, 2001.

     Effective May 29, 2000, the Company issued warrants to purchase an aggregate of 5,199,121 shares of the Company's common stock at a weighted average exercise price of $1.99 per share to MCCIC in connection with the Company's borrowings under the Revolving Promissory Note and the New Valley loan. Deferred financing costs of $472,000 were recorded for the fair values of the warrants issued and were amortized over the life of the related debt. In 2001 the Company issued 179,600 warrants to purchase shares of the Company's common stock at a weighted average exercise price of $.13 per share to MCCIC in connection with borrowings under the past due Revolving Promissory Note. Financing costs of $45,000 were amortized to interest expense at the time of issuance due to the past due status of the underlying debt.

     The Company reached a Compromise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two notes payable with a financial institution with combined principal of $900,000. As a result, the Company recorded a $722,000 extraordinary gain on extinguishment of debt, including interest, in the fourth quarter of 2000.

6.   LONG-TERM  DEBT

     Long-term debt, others as of December 31, 2001 and 2000 consisted of the following:


                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------
                                                                        2001       2000
Uncollateralized convertible notes payable to individuals, bearing
  interest at 12% due May 29, 2003.. . . . . . . . . . . . . . . .  $      521  $      521
                                                                    ==========  ==========

     Long-term debt with related parties at December 31, 2001 and 2000 consisted of the following:


                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------
                                                                        2001       2000
Uncollateralized convertible notes payable to individuals, bearing
  interest at 12% due May 29, 2003.. . . . . . . . . . . . . . . .  $    1,190  $    1,190

Uncollateralized convertible notes payable to Berthel, bearing
  interest at 12% due May 29, 2003.. . . . . . . . . . . . . . . .       2,921       2,921
                                                                    ----------  ----------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,111  $    4,111
                                                                    ==========  ==========

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

     During the second quarter of 2000, the Company sold 1,149,614 Actel Shares for gross proceeds of $4.9 million in the Actel Share Offering, resulting in a gain of approximately $3.7 million. Proceeds were partially used to
     (i) reduce a total of $2.2 million of the amounts owed to MCCIC under the Company's bridge loan originally obtained from New Valley and the Company's Revolving Promissory Note from MCCIC, (ii) reduce $1.0 million of past due notes and lease payables to Berthel, (iii) pay placement fees and other offering expenses of $444,000, and (iv) pay $479,000 to certain note holders upon conversion in the Unit Offering in partial payment of amounts owed to such note holders. The remaining proceeds were used for general working capital.

     During the second quarter of 2000, the Company transferred 1,063,584 Actel Shares and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million, resulting in a gain of approximately $3.3 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are unsecured obligations of the Company. The Company paid $479,000 in satisfaction of 25% of the outstanding principal and interest to holders of promissory notes originally issued by the Company in April and May of 1998 with the remaining balance of these promissory notes being converted in the Unit Offering.

     The Company sold its buildings in Cedar Rapids, Iowa and Mobile, Alabama during the second quarter of 2000 resulting in a pre-tax gain of $214,000. Proceeds were used to pay related indebtedness of $1.0 million.

     Maturities of long-term debt subsequent to December 31, 2001 are as follows (dollars in thousands):


      RELATED
      PARTIES   OTHER   TOTAL
2003  $  4,111  $  521  $4,632
      ========  ======  ======

     Also see Note 13 with respect to the estimated fair value of long-term debt.

7.   COMMON  STOCK  WARRANTS

     A summary of common stock warrant activity during the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                  WEIGHTED
                                                                  AVERAGE
                                                      WARRANT     WARRANT
                                          WARRANT     PRICE        PRICE     EXPIRATION
                                          SHARES     PER SHARE   PER SHARE      DATE
Balance at January 1, 1999 . . . . . .   4,420,763   $1.12-9.75  $     2.86  1999-2003
Warrants issued with notes payable to
  related parties. . . . . . . . . . .     795,000    3.25-4.13        3.63       2003
Warrants issued with notes payable to
  financial institution (Note 5) . . .     500,000         3.50        3.50       2009
Warrants issued with notes payable to
  related party. . . . . . . . . . . .     400,000         3.31        3.31       2004
Warrants expired . . . . . . . . . . .     (50,000)        2.88        2.88
Warrants exercised . . . . . . . . . .      (1,300)        3.14        3.14
Warrants exercised by related party. .      (4,000)        1.44        1.44
Warrants exercised . . . . . . . . . .    (193,872)        1.75        1.75
                                        -----------
Balance at December 31, 1999 . . . . .   5,866,591    1.12-9.75        3.05  2002-2009
Warrants issued with termination of
  employment agreements. . . . . . . .     150,000         1.00        1.00       2003
Warrants issued with notes payable to
  MCCIC (Note 5) . . . . . . . . . . .   5,199,121    0.94-2.44        1.99  2004-2005
Warrants exercised . . . . . . . . . .     (25,000)        1.75        1.75
Warrants cancelled . . . . . . . . . .    (495,000)   3.50-4.13        3.88
                                        -----------

Balance at December 31, 2000 . . . . .  10,695,712    1.12-9.75        2.44  2002-2009

Warrants issued in connection with
  MCCIC advances (Note 5). . . . . . .     179,600    0.05-0.38        0.13       2006
                                        -----------

Balance at December 31, 2001 . . . . .  10,875,312    0.05-9.75        2.40  2002-2009
                                        ===========

     The weighted average remaining life of the warrants was 2.3, 3.1 and 3.0 years at December 31, 2001, 2000 and 1999, respectively.

     Warrants  outstanding and exercisable at December 31, 2001 were as follows:


EXERCISE PRICE   WARRANTS
0.05-$0.38 . .     179,600
0.94. . . . . .     435,467
1.00. . . . . .     150,000
1.12. . . . . .     229,279
1.25. . . . . .     200,000
1.31. . . . . .     884,804
1.44. . . . . .      21,000
1.50. . . . . .     100,000
1.75. . . . . .   1,918,228
2.09. . . . . .     499,600
2.19. . . . . .      40,000
2.25. . . . . .     831,467
2.44. . . . . .   2,207,783
2.50-3.00 . . .      90,000
3.01-3.25 . . .   1,798,084
3.26-3.60 . . .   1,210,000
9.75. . . . . .      80,000
                 ----------
                 10,875,312
                 ==========

     On March 22, 2001, the Company extended the expiration date of 1,939,228 warrants from March 31, 2001 to March 31, 2002. Subsequently, on March 21, 2002 these warrants were extended to March 31, 2003.

8.   STOCK  OPTION  PLANS

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

     A summary of stock option activity under the 1993 Plan during the years ended December 31, 2001, 2000 and 1999, is summarized as follows:


                                                           WEIGHTED                WEIGHTED
                                                            AVERAGE                AVERAGE
                                                            OPTION                 OPTION
                                OPTIONS     OPTION PRICE    PRICE       OPTIONS     PRICE
                              OUTSTANDING   PER SHARE     PER SHARE   EXERCISABLE  PER SHARE
Balance at January 1, 1999 .      240,601   $  1.88-2.25  $     2.04      163,026  $     1.97
  Exercised. . . . . . . . .      (18,500)          1.88
  Exercised. . . . . . . . .       (1,000)          2.25
                              ------------
Balance at December 31, 1999      221,101      1.88-2.25        2.06      182,564        2.02
  Cancelled. . . . . . . . .      (20,299)          1.88
  Cancelled. . . . . . . . .      (15,523)          1.88
  Cancelled. . . . . . . . .       (5,000)          2.25
  Cancelled. . . . . . . . .       (8,836)          2.00
                              ------------
Balance at December 31, 2000      171,443      1.88-2.25        2.09      171,443        2.09
  Cancelled. . . . . . . . .      (67,899)          1.88
  Cancelled. . . . . . . . .       (8,836)          2.00
  Cancelled. . . . . . . . .      (94,708)          2.25
                              ------------
Balance at December 31, 2001            -              -           -            -           -
                              ============

     At December 31, 2001, options for 272,529 shares were available for future grants and the weighted average remaining life of the options outstanding was five years. The Company has reserved 272,529 shares of common stock in connection with the 1993 Plan.

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

     A summary of stock option activity under the 1997 Stock Option Plan for the years ended December 31, 2001, 2000 and 1999, is as follows:


                                                           WEIGHTED                WEIGHTED
                                                           AVERAGE                 AVERAGE
                                                           OPTION                   OPTION
                                OPTIONS     OPTION PRICE    PRICE     OPTIONS        PRICE
                              OUTSTANDING    PER SHARE    PER SHARE   EXERCISABLE  PER SHARE
Balance at January 1, 1999 .    1,374,957   $  2.00-4.16  $     2.65      893,561  $     2.62
  Cancelled. . . . . . . . .       (7,000)          3.13
  Cancelled. . . . . . . . .      (90,000)          2.81
  Granted at market. . . . .        2,000           3.88
  Granted at market. . . . .        5,500           2.56
  Ganted at market . . . . .        4,500           2.75
                              ------------
Balance at December 31, 1999    1,289,957      2.00-4.16        2.64    1,106,259        2.63
  Cancelled. . . . . . . . .     (323,236)     2.25-2.75
  Cancelled. . . . . . . . .     (600,000)     2.25-3.50
  Cancelled. . . . . . . . .       (1,164)          2.00
  Cancelled. . . . . . . . .      (15,000)     3.13-4.16
  Cancelled. . . . . . . . .      (15,000)     3.13-4.16
  Cancelled. . . . . . . . .      (10,000)          3.13
  Cancelled. . . . . . . . .       (2,000)          3.88
  Cancelled. . . . . . . . .       (5,500)          2.56
  Cancelled. . . . . . . . .       (4,500)          2.75
  Granted at market. . . . .       20,000           2.25
                              ------------
Balance at December 31, 2000      333,557      2.00-2.81        2.58      323,557        2.58
  Cancelled. . . . . . . . .       (1,164)          2.00
  Cancelled. . . . . . . . .     (102,393)          2.25
  Cancelled. . . . . . . . .     (135,000)          2.75
                              ------------
Balance at December 31, 2001       95,000      2.25-2.81        2.69       95,000        2.69
                              ============

     At December 31, 2001, options for 95,000 shares were exercisable, and an additional 1,632,471 shares were available for future grants and the weighted average remaining life of the options outstanding was five years. The Company has reserved 1,727,471 shares of common stock in connection with the 1997 Stock Option Plan.

     No compensation expense was recorded in connection with the grant of options for the years ended December 31, 2001, 2000 and 1999, respectively. The Company accounts for stock option grants and awards to employees using the intrinsic value method. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for options consistent with the method prescribed by SFAS 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands, except per share data):


                                           2001      2000      1999
Net loss attributable to   As reported   $(1,814)  $(4,427)  $(18,592)
  common shareholders      Pro forma      (1,837)   (4,731)   (19,207)

Net loss per common share  As reported   $ (0.15)  $ (0.41)  $  (1.79)
                           Pro forma       (0.15)    (0.44)    (1.85)

     The weighted average fair values at date of grant for options granted during 2000 and 1999 were estimated to be $45,000 and $27,000, respectively. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: ten year expected life; stock volatility of 221% in 2000 and 102% in 1999; risk-free interest rate of 5.2% in 2000 and 6.4% in 1999; and no dividends during the expected term. No options were granted during 2001 and the pro forma amounts reflect options vesting during the year.

9.   INCOME  TAXES

     The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):


                            2001    2000    1999
Continuing operations -
  Current, state . . . . .  $   -  $  (9)  $ 472
                                -
Discontinued operations -
  Current, state . . . . .      -      -    (472)
                            -----  ------  ------
Total expense (benefit). .  $   -  $  (9)  $   -
                            =====  ======  ======

     The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2001, 2000 and 1999 is less than the amounts computed by applying the statutory federal income tax rate of 35% to the income (loss) before income taxes from continuing operations due to the following items (dollars in thousands):


                                                   2001      2000      1999
Computed expected amount. . . . . . . . . . . .  $(1,062)  $    50   $(3,206)
Amortization and write-down of goodwill . . . .        -     1,313     1,875
Other . . . . . . . . . . . . . . . . . . . . .        -         -         9
State income taxes, net of federal tax benefit.        -        (9)      (69)
Change in valuation allowance . . . . . . . . .    1,062    (1,363)    1,863
                                                 --------  --------  --------
  Income tax provision (benefit). . . . . . . .  $     -   $    (9)  $   472
                                                 ========  ========  ========

     At December 31, 2001 the Company has net operating loss carryforwards for federal income tax purposes of approximately $38 million to use to offset future taxable income. These net operating losses will expire between 2008 and 2021.

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

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (dollars in thousands):


                                                               2001       2000
Deferred tax assets:
  Current:
    Allowance for doubtful accounts receivable. . . . . . .  $     62   $     79
                                                             ---------  ---------

  Noncurrent:
    Differences in net book value of property and equipment         -         66
    Interest and other accruals . . . . . . . . . . . . . .     1,521        795
    Carryforward of net operating loss. . . . . . . . . . .    13,224     10,058
                                                             ---------  ---------
                                                               14,745     10,919
                                                             ---------  ---------
Total deferred tax assets . . . . . . . . . . . . . . . . .    14,807     10,998
Valuation allowance for deferred tax assets . . . . . . . .   (14,807)   (10,998)
                                                             ---------  ---------
Net deferred tax assets . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                             =========  =========

     A valuation allowance for the entire balance of deferred tax assets has been recorded because management believes it is more likely than not that such assets will not be realized due to the Company's history of operating losses.

10.  COMMITMENTS  AND  CONTINGENCIES

     At December 31, 2001 the Company's only operating lease is a month to month lease of office space with a related party in the amount of $500 per month. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $20,000, $95,000 and $168,000, respectively.

     The Company guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection which was subsequently converted to Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee during 2001. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

     The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies total only $770,000. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgment against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Another party has asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

     On November 23, 2001 three individuals, one of which was a former officer and director of the Company, and the purchasers of Incomex, filed suit against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. Management believes that it has several defenses against these claims and will vigorously defend itself. The parties have not yet commenced discovery in this case. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

     As of December 31, 2001 the Company has been notified by several state taxing authorities that approximately $45,000 of past due taxes and penalties is owed. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

     The Company has divested certain of its businesses during 2001 and 2000. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

     On November 16, 1998 the Company entered into an Employment Agreement with Paul C. Tunink, Chief Financial Officer. The Employment Agreement had a term through November 30, 1999 and renewed automatically from year to year thereafter, unless terminated by either party, and provided a base salary of not less than $128,000. The Employment Agreement contained a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provided that if his employment was terminated by the Company for any reason other than cause, Mr. Tunink would be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year. During the fourth quarter of 2001, Mr. Tunink's employment was terminated in an effort to control costs. The Company recorded a payable of approximately $146,000 as of December 31, 2001 related to this severance agreement.

11.  RELATED  PARTY  TRANSACTIONS

     The Company conducts a significant amount of business with Berthel and other affiliated entities. Berthel provided lease and other financing services, including investment banking, to the Company.

     In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of March 31, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

     In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. The Company owed various fees to Berthel under the Placement Agreement including a monthly retainer and placement fees. The Company paid to Berthel total fees of $536,000 during 2000. If any further strategic transactions are completed, the Company will owe a success fee to Berthel, depending on the price of the strategic transactions. This agreement was revised on July 1, 2001 for a period of 12 months with annual renewal options. The agreement allows for a monthly retainer fee of $20,000 and other success fees defined in the agreement based on the strategic event that occurs. The expense related to the previous agreement and the revised agreement for 2001 was $218,980. As of December 31, 2001 the Company owes Berthel $218,980 under both agreements.

     The  Company  borrowed  money during 2001 and 2000 from MCCIC (see Note 5).

     The Company also undertook the Debt Restructuring Plan in 2000 which included restructuring certain debt and accrued interest with related parties (see Note 6).

     On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by a minority shareholder. Revenues of $0, $109,000 and $412,000 were generated from such agreement for the years ended December 31, 2001, 2000 and 1999, respectively.
     Further, the Company had call processing receivables from the hotels included under the agreement of $0, $0 and $55,000 at December 31, 2001, 2000 and 1999, respectively. The agreement provided for a fixed payment of $30,000 per month in commissions to be paid to the minority shareholder. This agreement was terminated effective May 1, 2000.

     The Company has also paid consulting expenses to a former member of the Company's Board of Directors, had loans with related parties (see Note 5), and pays monthly fees to certain of the Company's directors.

     In January 2000, the Company entered into a letter agreement with Pirinate which provided that the Company would pay Pirinate $15,000 a month in exchange for up to six days per month of personal services from Eugene I. Davis. In May 2000 Mr. Davis became the Chairman of the Board and Chief Executive Officer of the Company. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remains on the Board of Directors.

     On December 24, 2000, the Company signed a consulting services letter agreement with Prentice Services LTD ("Prentice"), an entity controlled by Wayne Wright, a member of the Company's Board of Directors and a significant shareholder. The agreement provided that Mr. Wright would serve as President of PIC and would provide consulting services to PIC, as directed by the Company's Chief Executive Officer. Prentice received $15,000 a month, plus out-of-pocket expenses, for these services. Also, at the sole discretion of the Company's Board of Directors, Prentice would receive additional success fees and bonuses. The Company paid $105,000 and $15,000 under this agreement in 2001 and 2000, respectively.

     A summary of transactions with related parties for the years ended December 31, 2001, 2000 and 1999 is as follows (dollars in thousands):


                                                           2001    2000    1999
Consulting expense - Prentice (included in discontinued
  operations). . . . . . . . . . . . . . . . . . . . . .  $  105  $   15  $    -
Consulting expense - current directors . . . . . . . . .      12      12       -
Consulting expense - former directors. . . . . . . . . .       -       -      58
Consulting expense - Pirinate. . . . . . . . . . . . . .     121     181       -
Interest expense on related party notes payable. . . . .   1,464   1,620   1,171
Interest expense on notes payable to Berthel . . . . . .     377     243     138
Interest expense on notes payable to MCCIC . . . . . . .      68      36       -
Commissions to minority shareholder. . . . . . . . . . .       -     180     360
Commissions and related fees to Berthel. . . . . . . . .       -       -     130
Investment banking and placement fees to Berthel . . . .     219     536       -
Lease payments to Berthel. . . . . . . . . . . . . . . .       -     840     507
Rent expense on lease with Berthel . . . . . . . . . . .       2       -       -

12.  PROFIT  SHARING  PLAN

     The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the years ended December 31, 2000 and 1999.

     Effective November 15, 2000, the Company terminated the plan due to low participation and high administrative expenses.

13.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

     The estimated fair values of the Company's other significant financial instruments at December 31, 2001 and 2000 are as follows (dollars in thousands):


                      2001               2000
                -----------------  -----------------
                CARRYING    FAIR   CARRYING    FAIR
                 AMOUNT    VALUE    AMOUNT    VALUE
Long-term debt  $   4,632  $    -  $   4,632  $    -

14.  SUBSEQUENT  EVENT

     During the first quarter of 2002, the Company borrowed $125,000 from Polar (see Note 1). The note is payable on March 14, 2003 and bears interest at 10%.

15.  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (dollars in thousands except per share data). These quarterly results have been reclassified from those previously reported in form 10-Q's filed with the Securities and Exchange Commission to reflect the results of operations for Incomex that was sold effective June 30, 2000 and PIC that was sold effective July 31, 2001, as discontinued operations for all periods presented.


                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
2001
---------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $     21   $      1   $      -   $      -   $    22
Gross profit. . . . . . . . . . . . . . . . . . . .        21          1          -          -        22
Income (loss) from continuing operations. . . . . .      (733)      (776)      (546)      (978)   (3,033)
Income (loss) before extraordinary item . . . . . .      (832)      (858)       854       (978)   (1,814)
Net income (loss) . . . . . . . . . . . . . . . . .      (832)      (858)       854       (978)   (1,814)

Basic and diluted earnings (loss) per common share
  Income (loss) before extraordinary item . . . . .  $  (0.07)  $  (0.07)      0.07   $  (0.07)  $ (0.15)
  Net (income) loss . . . . . . . . . . . . . . . .     (0.07)     (0.07)      0.07      (0.07)    (0.15)

     The third quarter includes a $1,314,000 gain on the sale of PIC in net income. The fourth quarter includes a $146,000 severance accrual in loss from continuing operations.


                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
2000
---------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $    165   $     51   $     64   $    (89)  $   191
Gross profit. . . . . . . . . . . . . . . . . . . .       (21)       (91)        33        (65)     (144)
Income (loss) from continuing operations. . . . . .    (1,363)     5,011     (1,407)    (2,089)      152
Income (loss) before extraordinary item . . . . . .    (2,206)     2,043     (1,407)    (3,454)   (5,024)
Net income (loss) . . . . . . . . . . . . . . . . .    (2,206)     2,043     (1,407)    (2,732)   (4,302)

Basic and diluted earnings (loss) per common share
  Income (loss) before extraordinary item . . . . .  $  (0.21)  $   0.19   $  (0.14)  $  (0.28)  $ (0.48)
  Net (income) loss . . . . . . . . . . . . . . . .     (0.21)      0.19      (0.14)     (0.22)    (0.41)

     The first quarter includes a loss from discontinued operations of $843,000. The second quarter includes a $342,000 charge for impairment of property and equipment and intangible assets, a $490,000 charge for the write-down of the Company's investment in the AcNet entities, and a $7.0 million gain recorded in connection with the Company's Debt Restructuring Plan. The second quarter also reflects a loss on the operations and disposition of discontinued operations of approximately $3 million. The fourth quarter includes a $500,000 charge for the write-down of the Company's investment in the AcNet entities, an impairment charge of $1.6 million for the write-down of the Company's investment in Actel, and a $722,000 extraordinary gain on the extinguishment of debt. The fourth quarter reflects additional losses from discontinued operations of $1.4 million.

     Per share information is calculated for each quarterly and annual period using average outstanding shares for the period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

                                    * * * * *


MURDOCK  COMMUNICATIONS  CORPORATION

SCHEDULE  -  VALUATION  AND  QUALIFYING  ACCOUNTS
YEARS  ENDED  DECEMBER  31,  2001,  2000  AND  1999
---------------------------------------------------

                                                   NET
                                   BALANCE AT    CHARGES                  BALANCE AT
                                   BEGINNING   TO COSTS AND                 END OF
                                   OF YEAR       EXPENSES    DEDUCTIONS     OF YEAR
Year ended December 31, 2001
  Allowance for doubtful accounts  $      225  $       (46)  $         -  $      179

Year ended December 31, 2000
  Allowance for doubtful accounts         152           98            25         225

Year ended December 31, 1999
  Allowance for doubtful accounts         123           64            35         152