Form 10-Q
period 2002-03-31
MURDOCK COMMUNICATIONS CORP
filed 2002-05-15
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                          OR

       TRANSITION  REPORT PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE  ACT  OF  1934

       For the transition period from          to
                                      --------    ---------

                      Commission File Number    000-21463
                                               -----------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                    Iowa                         42-1339746
       -------------------------------      --------------------
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization)       Identification No.)

                      701 Tama Street  Marion, Iowa  52302
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

On March 31, 2002, there were outstanding 12,514,967 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                 March 31, 2002

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION


                                                                 Page
Item 1.  Consolidated Balance Sheets (unaudited) as of
          March 31, 2002 and December 31, 2001 . . . . . . . . .   3

         Consolidated Statements of Operations (unaudited) for
         the Three Months Ended March 31, 2002 and 2001  . . . .   5

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 31, 2002 and 2001. . .   6

         Notes to Consolidated Financial Statements(unaudited)     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . .  12

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . . .  15



PART  II  -  OTHER  INFORMATION


                                                                 Page
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  16

Item 2.  Changes in Securities and Use of Proceeds . . . . . . .  16

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  16

Item 4.  Submission of Matters to a Vote of Security Holders . .  16

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  16

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  16

I        Signatures . . . . . .. . . . . . . . . . . . . . . . .  17


PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                             (Dollars in thousands)
                                  (Unaudited)


                                           MARCH 31, 2002   DECEMBER 31, 2001*
                                           ---------------  -------------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . .  $             5      $            3
  Prepaid expenses and other
   current assets . . . . . . . . . . . .               15                  11
                                           ---------------      ---------------
        TOTAL CURRENT ASSETS. . . . . . .               20                  14
                                           ---------------      ---------------

OTHER ASSETS
  Other noncurrent assets . . . . . . . .                1                   1
                                           ---------------  -------------------
        TOTAL OTHER ASSETS. . . . . . . .                1                   1
                                           ---------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . .  $            21  $               15
                                           ===============  ===================



* Note: The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                      March 31, 2002 and December 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             MARCH 31, 2002    DECEMBER 31, 2001*
                                                                                            ----------------  --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         8,898   $             8,766
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              625                   614
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,589                 5,036
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              495                   489
                                                                                            ----------------  --------------------
         TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,607                14,905

LONG-TERM LIABILITIES
  Long-term debt with related parties. . . . . . . . . . . . . . . . . . . . . . . . . . .            4,111                 4,111
  Long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              521                   521
                                                                                            ----------------  --------------------
         TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,239                19,537
                                                                                            ----------------  --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
    and outstanding:  2002 and 2001 - 12,514,967 shares. . . . . . . . . . . . . . . . . .           22,287                22,287
  Common stock warrants:  Issued and outstanding:  2002 and 2001 - 10,875,312. . . . . . .            1,052                 1,052
  Treasury stock at cost: 2002 and 2001 - 250,000 shares . . . . . . . . . . . . . . . . .              (94)                  (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              134                   134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (43,597)              (42,901)
                                                                                            ----------------  --------------------
         TOTAL SHAREHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . . . . . . .          (20,218)              (19,522)

                                                                                            ----------------  --------------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            21   $                15
                                                                                            ===============   ====================


* Note: The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.

          See accompanying notes to consolidated financial statements.

                        MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                      MARCH 31, 2002    MARCH 31, 2001
                                                                     ----------------  ----------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $            21


COSTS OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -
                                                                     ----------------  ----------------


GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                21

OPERATING EXPENSES
  Selling, general and administrative expenses. . . . . . . . . . .              144               206
  Depreciation and amortization expense . . . . . . . . . . . . . .                -                 1
                                                                     ----------------  ----------------
                      TOTAL OPERATING EXPENSES. . . . . . . . . . .              144               207
                                                                     ----------------  ----------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .             (144)             (186)

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net . . . . . . . . . . . . . . . . . . . . . .             (553)             (570)
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . .                1                23
                                                                     ----------------  ----------------
                      TOTAL NON-OPERATING INCOME (EXPENSE). . . . .             (552)             (547)
                                                                     ----------------  ----------------

LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . .             (696)             (733)

DISCONTINUED OPERATIONS
  Loss from operations. . . . . . . . . . . . . . . . . . . . . . .                -               (99)
                                                                     ----------------  ----------------
                      TOTAL DISCONTINUED OPERATIONS . . . . . . . .                -               (99)
                                                                     ----------------  ----------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (696)             (832)
                                                                     ================  ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss from continuing operations . . . . . . . . . . . . . . . . .  $         (0.06)  $        ( 0.06)
  Loss from discontinued operations. . . . . . . . . . . . . . . . .               -            ( 0.01)
                                                                     ----------------  ----------------
                      NET LOSS. . . . . . . . . . . . . . . . . . .  $         (0.06)  $        ( 0.07)
                                                                     ================  ================


BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. . . .       12,264,967        12,264,967
                                                                     ================  ================



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                           MARCH 31, 2002    MARCH 31, 2001
                                                                          ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(696)             $(832)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM
 OPERATING ACTIVITIES OF CONTINUING  OPERATIONS
  Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . .      -                  99
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      -                  30
  Changes in operating assets and liabilities:
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      (4)               (93)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11                 (5)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     559                797
                                                                               -------           --------

       NET CASH FLOWS FROM OPERATING ACTIVITIES OF
         CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .    (130)               (4)

       NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . .       -               (99)
                                                                               -------          --------

       NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . . . . . . . . . .    (130)             (103)
                                                                               -------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations, primarily to a related party . . . .       -                (1)
  Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . . .     132                50
                                                                               -------           -------

       NET CASH FLOW FROM FINANCING ACTIVITIES. . . . . . . . . . . . . . . .     132                49
                                                                               -------           -------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . .       2               (54)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .       3               167
                                                                               -------           -------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    5            $  113
                                                                               ======            =======


SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for interest. . . . . . . . . . . . . . . . . .  $    -             $   -
  Cash paid during the period for income taxes. . . . . . . . . . . . . . . .       -                 -



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ending March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 17, 2002. The accompanying statements of operations for 2001 have been reclassified for the disposition of the Priority International
Communications ("PIC") subsidiary (see Note 3) so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $43.6 million, and current liabilities exceed current assets by $15.6 million at March 31, 2002. The Company also is past due in the payment of approximately $12.4 million of principal and accrued interest as of March 31, 2002. The Company was also past due with its trade vendors in the amount of approximately $777,000 at March 31, 2002. The Company's past due debt at March 31, 2002 includes approximately $11.6 million of notes payable and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest on the notes, and on July 5, 2001, the financial institution obtained a default judgement against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to accomplish these objectives include, but are not limited to, the following:

- The Company intends to continue to negotiate with its creditors to restructure indebtedness and obtain financing to fund operations. The Company believes that possible sources of funds will primarily consist of advances from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company, and from Polar Molecular Corporation ("Polar") (see the next bullet point below). If the Company is unsuccessful in this strategy, the Company may not be able to continue operating as a going concern.

- The Company has an agreement with an unrelated third party to use the Company's public shell as a reverse merger vehicle. On December 19, 2001 the Company and Polar entered into an Agreement and Plan of Merger providing for the merger of a wholly owned subsidiary of the Company with and into Polar. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, filings with the Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. If this transaction is unsuccessful, the Company may not be able to continue operating as a going concern.

- The Company retains an investment banker (Berthel) to assist the Company regarding the identification and investigation of strategic alternatives available to the Company.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS) 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized, instead, they will be tested annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. SFAS 141 and 142 is effective for fiscal years beginning after December 15, 2001. SFAS 141 and 142 had no impact on the Company since it had no goodwill or intangible assets at December 31, 2001.

2.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

As of March 31, 2002, the Company was past due in the payment of $12.4 million of principal and accrued interest payments on notes payable and long-term debt.

During the first quarter of 2002, the Company borrowed $7,083 from MCCIC. The total principal amount owed to MCCIC at March 31, 2002 is $577,316. The borrowings are past due and currently bear interest at 12%.

During the first quarter of 2002, the Company borrowed $125,000 from Polar. The borrowing is a one-year note bearing interest at 10% and is due March 14, 2003.

3.     DISCONTINUED  OPERATIONS
       ------------------------

Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and significant shareholder of the Company, is related to the owner of Dartwood, LLC. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

Summary operating results of the discontinued operations for PIC are as follows (amounts expressed in thousands):


                                        Three
                                     Months Ended
                                    March 31, 2001
                                   ----------------

Revenues. . . . . . . . . . . . .  $         1,241
Expenses. . . . . . . . . . . . .            1,340
                                   ----------------

Loss from discontinued operations  $           (99)
                                   ================

4.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

At March 31, 2002 the Company's only operating lease is a month to month lease of office space with a related party in the amount of $500 per month.

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

The Company has guaranteed a facility lease between Actel Integrated Communications, Inc. ("Actel") and a third party. The lease expires in September 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection and on September 14, 2001 Actel's bankruptcy case was converted to a case under Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee as of March 31, 2002. No loss, if any, has been recorded in the financial statements with respect to this matter.

The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC originally indicated to the Company that an additional $1,125,000 is outstanding representing various notes with a significant shareholder and creditor. The FDIC notified the Company on May 10, 2000, that the discrepancies total only $770,000. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgement against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Another party has asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

On November 23, 2001 three individuals, one of which was a former officer and director of the Company, and the purchasers of Incomex, filed suit against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. Management believes that it has several defenses against these claims and will vigorously defend itself. The parties have not yet commenced discovery in this case and on April 23, 2002, the Company filed a motion to dismiss the claims against it. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of December 31, 2001 the Company had been notified by several state taxing authorities that approximately $45,000 of past due taxes and penalties is owed. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in financial statements with respect to these matters.

On  November 16, 1998 the Company entered into an Employment Agreement with Paul
C. Tunink, Chief Financial Officer. The Employment Agreement had a term through November 30, 1999 and renewed automatically from year to year thereafter, unless terminated by either party, and provided a base salary of not less than $128,000. The Employment Agreement contained a provision restricting competition with the Company for a period of one-year following termination of employment. Mr. Tunink's Employment Agreement provided that if his employment was terminated by the Company for any reason other than cause, Mr. Tunink would be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year. During the fourth quarter of 2001, Mr. Tunink's employment was terminated in an effort to control costs. The Company recorded a payable of approximately $146,000 as of December 31, 2001 related to this severance agreement.

5.  SUBSEQUENT  EVENTS
    ------------------

During the second quarter of 2002, the Company borrowed $29,375 from Polar. The notes are payable on April 16, 2003 and May 9, 2003 and bear interest at 10%.

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

The Company believes that possible sources of funds for the remainder of 2002 will primarily consist of advances from MCCIC and Polar. The Company also continues to engage in discussions with creditors to restructure indebtedness. No assurance can be given that the Company will be able to obtain adequate funds for the remainder of 2002 or beyond. If the Company is unable to restructure its past due debt or to obtain adequate funds for its operational needs, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern or to complete the pending transaction with Polar.

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

REVENUES AND COST OF SALES - The Company no longer has any revenue producing activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expense decreased $62,000 to $144,000 for the three months ended March 31, 2002 from $206,000 for the three months ended March 31, 2001. The decline in selling, general and administrative expense is primarily related to lower compensation expense, lower legal and other professional fees, and cessation of revenue producing activity.

INTEREST EXPENSE - Interest expense, including amortization of debt discount, decreased $17,000 to $553,000 for the three months ended March 31, 2002, from $570,000 for the three months ended March 31, 2001. The decline is due to the reduction of debt associated with the sale of the PIC business.

OTHER INCOME - Other income decreased $22,000 to $1,000 for the three months ended March 31, 2002 from $23,000 for the three months ended March 31, 2001. The decline is due to the cessation of operating activities.

INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS - Effective July 31, 2001 the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and significant shareholder of the Company, is related to the owner of Dartwood, LLC. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

The accompanying statements of operations for 2001 have been reclassified so that the results for PIC's operations are classified as discontinued operations. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, the Company's current liabilities of $15.6 million exceeded current assets of $20,000 resulting in a working capital deficit of $15.6 million. During the three months ended March 31, 2002, the Company used $130,000 in cash for operating activities. The Company received proceeds from new debt financing of $132,000. These activities resulted in an increase in cash of approximately $2,000 for the three months ended March 31, 2002.

The Company's debt totaled $13.5 million as of March 31, 2002 compared with $13.4 million at December 31, 2001. As of March 31, 2002, the Company was past due in the payment of approximately $12.4 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $770,000 as of March 31, 2002.

During the three month period ended March 31, 2002, the Company borrowed a total of $7,083 from MCCIC under the Revolving Promissory Note. As of March 31, 2002, the Company had $577,316 principal outstanding under all loans from MCCIC. The borrowings are past due as of March 31, 2002 and currently bear interest at 12%.

During the three month period ended March 31, 2002, the Company borrowed $125,000 from Polar. The borrowing is a one-year note bearing interest at 10% and is due March 14, 2003.

The Company's past due debt at March 31, 2002 includes approximately $11.6 million of notes and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. The financial institution has issued a demand letter to the Company for approximately $575,000 of principal plus accrued interest, and on July 5, 2001, the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. If the financial institution seeks to enforce its rights under the pledged notes, the Company currently would not be able to repay these notes. As a result, any such action by the financial institution is likely to prevent the Company from continuing as a going concern.

At March 31, 2002, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. On December 19, 2001, the Company entered into an Agreement and Plan of Merger with Polar. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, filings with the Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated. If the Company is unable to restructure its past due debt, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue as a going concern. See "Forward-Looking Statements" below.

FORWARD-LOOKING  STATEMENTS

This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

- the Company's access to funds to meet the Company's financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

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

-    the  outcome  of  pending  or  threatened  litigation;

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including past due debt with carrying value at March 31, 2002 of $13.5 million, was at a fixed interest rate at March 31, 2002 and December 31, 2001, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $4.6 million at March 31, 2002 and December 31, 2001. The fair value of this debt was zero at March 31, 2002 and December 31, 2001. The potential loss in fair value on such fixed rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings
           Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds
           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of March 31, 2002, the Company was past due in payment of approximately $12.4 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $770,000 as of March 31, 2002. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the first quarter of 2002.


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

     (b)  Reports  on  Form  8-K:  None  in  the  first  quarter  of  2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MURDOCK  COMMUNICATIONS  CORPORATION


Date:  May  15, 2002                       By        /s/ Wayne Wright
                                              --------------------------------
                                                       Wayne  Wright
                                               Principal  Accounting  Officer