Form 10-Q
period 2002-06-30
MURDOCK COMMUNICATIONS CORP
filed 2002-08-19
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _________


                      Commission File Number      000-21463
                                                  ---------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

              Iowa                                     42-1339746
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                      701 Tama Street  Marion, Iowa  52302
                      ------------------------------------
                    (Address of principal executive offices)

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

On June 30, 2002, there were outstanding 12,514,967 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                  June 30, 2002

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION



                                    Page
Item 1.  Consolidated Balance Sheets (unaudited) as of June 30,       3
         2002 and December 31, 2001

         Consolidated Statements of Operations (unaudited) for the    5
         Three Months and Six Months Ended June 30, 2002 and
         2001

         Consolidated Statements of Cash Flows (unaudited) for the    6
         Six Months Ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of Financial           10
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market       14
         Risk



PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings                                           14

Item 2.  Changes in Securities and Use of Proceeds                   14

Item 3.  Defaults Upon Senior Securities                             14

Item 4.  Submission of Matters to a Vote of Security Holders         14

Item 5.  Other Information                                           14

Item 6.  Exhibits and Reports on Form 8-K                            14

         Signatures                                                  15


PART  I     FINANCIAL  INFORMATION

                       MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and December 31, 2001
                             (Dollars in thousands)
                                  (Unaudited)

                                             JUNE 30, 2002   DECEMBER 31, 2001*
                                             -------------   ------------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . .  $            3  $                3
  Prepaid expenses and other current assets               1                  11
                                             --------------  ------------------
 TOTAL CURRENT ASSETS . . . . . . . . . . .               4                  14
                                             --------------  ------------------

OTHER ASSETS
  Other noncurrent assets . . . . . . . . .               1                   1
                                             --------------  ------------------
 TOTAL OTHER ASSETS . . . . . . . . . . . .               1                   1
                                             --------------  ------------------

TOTAL . . . . . . . . . . . . . . . . . . .  $            5  $               15
                                             ==============  ==================

* Note: The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                       June 30, 2002 and December 31, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              JUNE 30, 2002    DECEMBER 31, 2001*
                                                                              -------------    -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Notes payable, others . . . . . . . . . . . . . . . . . . . . . . . . .   $        1,801    $            -
   Notes payable with related parties. . . . . . . . . . . . . . . . . . .           11,808             8,766
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              750               614
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,150             5,036
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .              447               489
                                                                             ---------------  ----------------
             TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .           20,956            14,905

LONG-TERM LIABILITIES
   Long-term debt with related parties . . . . . . . . . . . . . . . . . .                -             4,111
   Long-term debt, others. . . . . . . . . . . . . . . . . . . . . . . . .                -               521
                                                                             ---------------  ----------------
             TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .           20,956            19,537
                                                                            ---------------  ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Common stock, no par or stated value:  authorized - 40,000,000 shares;
    issued and outstanding:  2002 and 2001 - 12,514,967 shares . . . . . .           22,287            22,287
   Common stock warrants:  Issued and outstanding:
    2002 and 2001 - 10,875,312 . . . . . . . . . . . . . . . . . . . . . .            1,052             1,052
   Treasury stock at cost: 2002 and 2001 - 250,000 shares. . . . . . . . .              (94)              (94)
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .              134               134
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .          (44,330)          (42,901)
                                                                             ---------------  ----------------
             TOTAL SHAREHOLDERS' DEFICIENCY  . . . . . . . . . . . . . . .          (20,951)          (19,522)

                                                                             ---------------  ----------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $            5   $            15
                                                                             ===============  ================


*  Note:  The  consolidated  balance  sheet  as  of  December  31,  2001 has been derived from the audited consolidated financial statements  at  that  date.


          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended and Six Months Ended June 30, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                               ---------------  ---------------  ---------------  ---------------

REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $            1   $            -   $           22

COSTS OF SALES. . . . . . . . . . . . . . . . . . . . . . . .               -                -                -               (1)
                                                               ---------------  ---------------  ---------------  ---------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .               -                1                -               23
                                                               ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
   Selling, general and administrative expenses . . . . . . .             173              209              317              414
   Depreciation and amortization expense. . . . . . . . . . .               -                1                -                3
                                                               ---------------  ---------------  ---------------  ---------------
       TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .             173              210              317              417
                                                               ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .            (173)            (209)            (317)            (394)
                                                               ---------------  ---------------  ---------------  ---------------

NON-OPERATING INCOME (EXPENSE)
   Interest expense, net. . . . . . . . . . . . . . . . . . .            (561)            (573)          (1,114)          (1,143)
   Other income . . . . . . . . . . . . . . . . . . . . . . .               1                6                2               28
                                                               ---------------  ---------------  ---------------  ---------------
        TOTAL NON-OPERATING INCOME (EXPENSE). . . . . . . . .            (560)            (567)          (1,112)          (1,115)
                                                               ---------------  ---------------  ---------------  ---------------

LOSS BEFORE INCOME TAX EXPENSE. . . . . . . . . . . . . . . .            (733)            (776)          (1,429)          (1,509)

   Income tax expense/(benefit) . . . . . . . . . . . . . . .               -                -                -                -
                                                               ---------------  ---------------  ---------------  ---------------

 LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . .            (733)             (776)         (1,429)          (1,509)
                                                               ---------------  ---------------  ---------------  ---------------

DISCONTINUED OPERATIONS
   Loss from operations . . . . . . . . . . . . . . . . . . .               -              (82)               -             (181)
   Loss on disposition. . . . . . . . . . . . . . . . . . . .               -                -                -                -
                                                               ---------------  ---------------  ---------------  ---------------
        TOTAL DISCONTINUED OPERATIONS . . . . . . . . . . . .               -              (82)               -             (181)
                                                               ---------------  ---------------  ---------------  ---------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (733)  $         (858)  $       (1,429)  $       (1,690)
                                                               ===============  ===============  ===============  ===============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   Loss from continuing operations. . . . . . . . . . . . . .  $        (0.06)  $        (0.06)    $      (0.12)  $        (0.12)
   Loss from discontinued operations. . . . . . . . . . . . .               -            (0.01)               -            (0.02)
                                                               ---------------  ---------------  ---------------  ---------------
         NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $        (0.06)  $        (0.07)  $        (0.12)  $        (0.14)
                                                               ===============  ===============  ===============  ===============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.      12,264,967       12,264,967       12,264,967       12,264,967
                                                               ===============  ===============  ===============  ===============



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                2002      2001
                                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,429)  $(1,690)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM
 OPERATING ACTIVITIES OF CONTINUING  OPERATIONS:
   Loss from discontinued operations . . . . . . . . . . . . . . . . . . . .        -       181
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .        -        61
   Changes in operating assets and liabilities:
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .       10        18
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      136        94
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,072     1,035
                                                                              --------  --------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES OF
                      CONTINUING OPERATIONS. . . . . . . . . . . . . . . . .     (211)     (301)
                  NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . .        -        98
                                                                              --------  --------
                  NET CASH FLOWS FROM OPERATING ACTIVITIES  . .  . . . . . .     (211)     (203)
                                                                              --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations, primarily to a related party . . .        -         -
   Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . .      211        68
                                                                              --------  --------
                  NET CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . . . .      211        68
                                                                              --------  --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . . . .        -      (135)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .        3       167
                                                                              --------  --------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3   $    32
                                                                              ========  ========




          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


1.  SIGNIFICANT  ACCOUNTING  POLICIES
    ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 17, 2002. The accompanying statements of operations for 2001 have been reclassified for the disposition of the Priority International
Communications ("PIC") subsidiary (see Note 3) so that the results for the subsidiary's operations are classified as discontinued operations for all periods presented. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $44.3 million, and current liabilities exceed current assets by $21.0 million at June 30, 2002. The Company also is past due in the payment of approximately $13.5 million of principal and accrued interest as of June 30, 2002. The Company was also past due with its trade vendors in the amount of approximately $846,595 at June 30, 2002.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to accomplish these objectives include, but are not limited to, the following:

- The Company intends to continue to negotiate with its creditors to restructure indebtedness and obtain financing to fund operations. The Company believes that possible sources of funds will primarily consist of advances from MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company, and Polar Molecular Corporation ("Polar") (see the next bullet point below). If the Company is unsuccessful in this strategy, the Company may not be able to continue operating as a going concern.

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

2.  NOTES  PAYABLE  AND  LONG-TERM  DEBT
    ------------------------------------

The Company's past due debt at June 30, 2002 includes approximately $12.0 million of notes payable and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest related to some of the notes held by the financial institution, and on July 5, 2001, the financial institution obtained a default judgement against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001 related to those notes. A settlement was reached on June 20, 2002 with this financial institution to settle approximately $10.2 million of principal and accrued interest related to the notes as of June 30, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to the financial institution upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before December 31, 2002, the agreement with the financial institution will be terminated except that the financial institution will retain the $15,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

During the six months ended June 30, 2002, the Company borrowed $7,083 from MCCIC. The total principal amount owed to MCCIC at June 30, 2002 is $577,316. As of June 30, 2002 $387,596 in principal was past due along with $96,335 in accrued interest. The borrowings currently bear interest at 12%.

During the second quarter of 2002, the Company borrowed $79,516 from Polar with a total of $204,516 borrowed during the first six months of 2002. The borrowings are one-year notes bearing interest at 10%.

All long-term debt obligations in the amount of $4.6 million changed in the second quarter of 2002 to current debt.

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

Summary operating results of the discontinued operations for PIC are as follows (amounts expressed in thousands):




                                        Three             Six
                                     Months Ended     Months Ended
                                    June 30, 2001    June 30,  2001
                                    -------------    --------------
Revenues. . . . . . . . . . . . .  $           897   $        2,138
Expenses. . . . . . . . . . . . .              979            2,319
                                    --------------   ---------------
Loss from discontinued operations  $           (82)  $         (181)
                                   ================  ===============



4.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

At June 30, 2002 the Company's only operating lease is a month-to-month lease of office space with a related party in the amount of $500 per month.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of June 30, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

The Company has guaranteed a facility lease between Actel Integrated Communications, Inc. ("Actel") and a third party. The lease expires in September 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection and on September 14, 2001 Actel's bankruptcy case was converted to a case under Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee as of June 30, 2002. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

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

On November 23, 2001 three individuals, one of whom was a former officer and director of the Company and who along with another of the individuals purchased Incomex from the Company, filed suit against the Company, several former officers and directors of the Company, and several related parties. These lawsuits allege that the Company and certain of the individuals devised a scheme to defraud the three third-party plaintiffs, inducing them to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the third-party plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the third-party plaintiffs was a former director of the Company the D&O policy will not provide coverage for Director defendants sued by that third-party plaintiff under the "insured vs. insured" policy exclusion. The Company believes that its D&O policy may provide coverage for the actions brought by the other two third-party plaintiffs. Management believes that it has meritorious defenses against these claims and the Company intends to vigorously defend itself. The parties have not yet commenced discovery in this case and on April 23, 2002, the Company filed a motion to dismiss the claims against it. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of December 31, 2001 the Company had been notified by several state taxing authorities that approximately $45,000 of past due taxes and penalties is owed. Management believes that it has meritorious defenses against these claims. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

5.  SUBSEQUENT  EVENTS
    ------------------

An additional total amount of $74,000 has been borrowed from Polar after June 30, 2002 through August 15, 2002. These borrowings are at 10% interest and are due in one year.

Effective August 1, 2002 an agreement between the Company and Pirinate Consulting Group, L.L.C. ("Pirinate"), was signed whereby Pirinate would provide the services of Eugene Davis to the Company to serve as Chairman of the Board and Chief Executive Officer of the Company. Mr. Davis has served as a Director of the Company since January 2000 and he also was Chairman of the Board and Chief Executive Officer of the Company from January 2000 to September 2001. Under this agreement, the Company issued 40,000 shares of common stock to Pirinate for unpaid past compensation for Mr. Davis' services and, during the term of Mr. Davis' services, the Company will pay Pirinate $3,000 per month. An additional $2,000 per month and 2,000 shares of common stock per month will accrue during the term of Mr. Davis' services and will be received by Pirinate if the Company's pending merger with Polar is completed. Under certain circumstances, Pirinate may accept shares of common stock in lieu of the $2,000 per month accrued fee at the rate of $1.00 per share.

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

COMPARISON  OF  THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001
----------------------------------------------------------------

REVENUES AND COST OF SALES - The Company no longer has any revenue producing activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expense decreased $36,000 to $173,000 for the three months ended June 30, 2002 from $209,000 for the three months ended June 30, 2001. The decline in selling, general and administrative expense is primarily related to lower compensation expense and lower legal and other professional fees.

INTEREST EXPENSE - Interest expense, including amortization of debt discount, decreased $12,000 to $561,000 for the three months ended June 30, 2002, from $573,000 for the three months ended June 30, 2001. The decline is due to the reduction of debt associated with the sale of the PIC business.

OTHER INCOME - Other income decreased $5,000 to $1,000 for the three months ended June 30, 2002 from $6,000 for the three months ended June 30, 2001. The decline is due to the cessation of operating activities.

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

COMPARISON  OF  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
--------------------------------------------------------------

REVENUES AND COST OF SALES - The Company no longer has any revenue producing activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Selling, general and administrative expense decreased $97,000 to $317,000 for the six months ended June 30, 2002 from $414,000 for the six months ended June 30, 2001. The decline in selling, general and administrative expense is primarily related to lower compensation expense and lower legal and other professional fees.

INTEREST EXPENSE - Interest expense, including amortization of debt discount, decreased $29,000 to $1,114,000 for the six months ended June 30, 2002, from $1,143,000 for the six months ended June 30, 2001. The decline is due to the reduction of debt associated with the sale of the PIC business.

OTHER INCOME - Other income decreased $26,000 to $2,000 for the six months ended June 30, 2002 from $28,000 for the six months ended June 30, 2001. The decline is due to the cessation of operating activities.

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At June 30, 2002, the Company's current liabilities of $21.0 million exceeded current assets of $4,000 resulting in a working capital deficit of $21.0 million. During the six months ended June 30, 2002, the Company used $211,000 in cash for operating activities. The Company received proceeds from new debt financing of $211,599 ($7,083 from MCCIC and $204,516 from Polar). The Company's only future source of cash is expected to come from these entities. If the Company is unsuccessful in continuing to obtain financing from these two entities, the Company would likely not be able to continue as a going concern.

The Company's debt totaled $13.6 million as of June 30, 2002 compared with $13.4 million at December 31, 2001. As of June 30, 2002, the Company was past due in the payment of approximately $13.5 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $846,595 as of June 30, 2002.

The Company's past due debt at June 30, 2002 includes approximately $12.0 million of notes and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest on certain notes it held, and on July 5, 2001, the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001 related to those notes. On June 20, 2002 a settlement was reached with this financial institution to settle $10.2 million of principal and accrued interest related to the notes as of June 30, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to the financial institution upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before December 31, 2002, the agreement with the financial institution will be terminated except that the financial institution will retain the $15,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

At June 30, 2002, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. On December 19, 2001, the Company entered into an Agreement and Plan of Merger with Polar. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, filings with the Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated. If the Company is unable to restructure its past-due debt, or if the holders of the Company's past-due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue as a going concern. See "Forward-Looking Statements" below.

FORWARD-LOOKING  STATEMENTS

This report contains statements, including statements of management's belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, among others, the following:

- the Company's access to funds to meet the Company's financial needs and to repay its past-due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

- the possibility that the Company's creditors may take legal action for the repayment of past-due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

- the Company's ability to complete the proposed merger transaction with Polar and the terms of such transaction if completed;

-    the  Company's  ability  to  restructure  its  past-due  debt;

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including its past-due debt with carrying value at June 30, 2002 of $13.6 million, was at a fixed interest rate at June 30, 2002 and December 31, 2001, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18%.

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings
           Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds
           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of June 30, 2002, the Company was past due in payment of approximately $13.5 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $846,595 as of June 30, 2002. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the second quarter of 2002.

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

          3.1  Restated  Articles  of  Incorporation  of  the  Company  (1)

          3.2 First Amendment to Restated Articles of Incorporation of the Company (2)

          3.3 Second Amendment to Restated Articles of Incorporation of the Company (2)

          3.4  Amended  and  Restated  By-Laws  of  the  Company  (3)

         10.1 Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, the Company and Silent Woman, L.L.C.

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

     (b)     Reports  on  Form  8-K:  None  in  the  second  quarter  of  2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



MURDOCK  COMMUNICATIONS  CORPORATION


Date:  August  19,  2002                         By   /s/ Eugene Davis
                                                   ----------------------------
                                                          Eugene  Davis
                                                      Chief Executive Officer


Date:  August  19,  2002                         By   /s/ Wayne Wright
                                                   ----------------------------
                                                          Wayne  Wright
                                                   Principal Accounting Officer