Form 10-Q
period 2002-09-30
MURDOCK COMMUNICATIONS CORP
filed 2002-11-19
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                          OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _________


                      Commission File Number    000-21463
                                              -------------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                Iowa                               42-1339746
   -------------------------------             ---------------------
   (State or other jurisdiction of               (IRS Employer
     incorporation or organization)             Identification No.)

                      701 Tama Street  Marion, Iowa  52302
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

On September 30, 2002, there were 12,304,967 outstanding shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                               September 30, 2002

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION

                                                                    Page
Item 1.  Consolidated Balance Sheets (unaudited) as of September. .   3
         30, 2002 and December 31, 2001

         Consolidated Statements of Operations (unaudited) for the
         Three Months and Nine Months Ended September 30, 2002 and
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2002 and 2001. . . . . . . . . .   6

         Notes to Consolidated Financial Statements (unaudited) . .   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . .  12

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .  16

PART  II  -  OTHER  INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  16

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . .  16

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . .  16

Item 4.  Submission of Matters to a Vote of Security Holders. . . .  16

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . .  16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . .  19



PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Dollars in thousands)
                                  (Unaudited)


                                            SEPTEMBER 30, 2002   DECEMBER 31, 2001*
                                            ------------------   ------------------
ASSETS

CURRENT ASSETS

  Cash. . . . . . . . . . . . . . . . . .   $               1  $                3
  Prepaid expenses and other current assets                12                  11
                                            ------------------  ------------------
     TOTAL CURRENT ASSETS . . . . . . . .                  13                  14
                                            ------------------  ------------------

OTHER ASSETS
  Other noncurrent assets . . . . . . . .                   1                   1
                                            ------------------  ------------------
     TOTAL OTHER ASSETS . . . . . . . . .                   1                   1
                                             -----------------  ------------------

TOTAL                                       $              14  $               15
                                            ==================  ==================

*  Note:  The  consolidated  balance sheet as of December 31, 2001 has been derived from  the  audited  consolidated  financial  statements  at  that  date.



          See accompanying notes to consolidated financial statements.

                                    MURDOCK COMMUNICATIONS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                                  September 30, 2002 and December 31, 2001
                                           (Dollars in thousands)
                                                 (Unaudited)


                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   2002           2001*
                                                                               -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable, others. . . . . . . . . . . . . . . . . . . . . . . . .       $        1,926  $       -
  Notes payable with related parties . . . . . . . . . . . . . . . . . .               11,808      8,766
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .                  814        614
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,710      5,036
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .                  466        489
                                                                               ---------------  ---------
     TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . .              21,724     14,905

LONG-TERM LIABILITIES
  Long-term debt with related parties. . . . . . . . . . . . . . . . . .                    -      4,111
  Long-term debt, others . . . . . . . . . . . . . . . . . . . . . . . .                    -        521
                                                                               ---------------  ---------
     TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               21,724     19,537
                                                                               ---------------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, no par or stated value:  authorized - 40,000,000 shares;
   issued:  2002 - 12,554,967 shares  and 2001 - 12,514,967 shares . . .               22,292     22,287
  Common stock warrants:  Issued and outstanding:
   2002 and 2001 - 10,875,312. . . . . . . . . . . . . . . . . . . . . .                1,052      1,052
  Treasury stock at cost: 2002 and 2001 - 250,000 shares . . . . . . . .                  (94)       (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .                  134        134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .              (45,094)   (42,901)
                                                                               ---------------  ---------
     TOTAL SHAREHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . . . . .             (21,710)   (19,522)
                                                                               ---------------  ---------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $           14   $     15
                                                                               ===============  =========


*  Note:  The  consolidated  balance  sheet  as  of  December  31, 2001 has been derived from the audited consolidated financial statements  at  that  date.



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months Ended and Nine Months Ended September 30, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              2002            2001            2002            2001
                                                         -------------   -------------   -------------   -------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . .    $          -   $         -      $         -     $          22
                                                         -------------  ------------     ------------    -------------
OPERATING EXPENSES
  Selling, general and administrative expenses. . . .             203            89              521               413
  Depreciation and amortization expense . . . . . . .               -             1                -                 4
                                                         -------------  ------------     ------------    --------------
     TOTAL OPERATING EXPENSES . . . . . . . . . . . .             203            90              521               417
                                                         -------------  ------------     ------------    --------------
LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . .            (203)          (90)            (521)             (395)
                                                         -------------  ------------      -----------    --------------

NON-OPERATING INCOME (EXPENSE)
  Interest expense, net . . . . . . . . . . . . . . .            (560)         (560)          (1,674)           (1,703)
  Other income. . . . . . . . . . . . . . . . . . . .               -           104                2                42
                                                         -------------  ------------      -----------    --------------
     TOTAL  NONOPERATING INCOME (EXPENSE) . . . . . .            (560)         (456)          (1,672)           (1,661)
                                                         -------------  ------------      ------------   --------------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . .            (763)         (546)          (2,193)           (2,056)
                                                         -------------  ------------      ------------   --------------

DISCONTINUED OPERATIONS
  Income/(loss) from operations . . . . . . . . . . .               -             86                -              (95)
  Gain on disposition . . . . . . . . . . . . . . . .               -          1,314                -            1,314
                                                         -------------  ------------      ------------   --------------
     TOTAL DISCONTINUED OPERATIONS. . . . . . . . . .               -          1,400                -            1,219
                                                         -------------  ------------      ------------   --------------
NET  INCOME/(LOSS). . . . . . . . . . . . . . . . . . .  $       (763)  $        854      $    (2,193)   $        (837)
                                                         =============  =============     ============   ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss from continuing operations . . . . . . . . . .           (0.06)   $    ( 0.04)     $     (0.18)   $       (0.17)
  Income from discontinued operations . . . . . . . .               -           0.11                -             0.10
                                                         -------------   ------------     ------------   --------------
      NET INCOME/(LOSS) . . . . . . . . . . . . . . .    $      (0.06)   $      0.07      $     (0.18)   $       (0.07)
                                                         =============   ============     ============   ==============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING . . . . . . . . . . . . . . . . .      12,291,487     12,264,967       12,273,903        12,264,967
                                                         =============   ============     ============    ==============



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2002      2001
                                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,193)  $  (837)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM
 OPERATING ACTIVITIES OF CONTINUING  OPERATIONS
Loss from discontinued operations . . . . . . . . . . . . . . . . .           -        95
Gain on disposition of discontinued operations. . . . . . . . . . .           -    (1,314)
Gain on extinguishment of liability . . . . . . . . . . . . . . . .           4         -
Depreciation and amortization . . . . . . . . . . . . . . . . . . .           -        62
Changes in operating assets and liabilities:
Other current assets. . . . . . . . . . . . . . . . . . . . . . . .          (1)       26
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         200        19
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       1,651     1,527
                                                                        --------  --------

   NET CASH FLOWS FROM OPERATING ACTIVITIES OF
    CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . .        (339)     (422)

   NET CASH FLOWS FROM DISCONTINUED OPERATIONS. . . . . . . . . . .           -       129
                                                                        --------  --------
   NET CASH FLOWS FROM OPERATING ACTIVITIES. . . . . . . . . . . .         (339)     (293)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received from sale of PIC . . . . . . . . . . . . . . . . .           -       100
                                                                        --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable. . .   . . . . . . . . . . . . . . . .           -      (100)
   Borrowings on notes payable; . . . . . . . . . . . . . . . . . .         337       133
                                                                        --------  --------
     NET CASH FLOWS FROM FINANCING ACTIVITIES  . . . . . . . . . .          337        33
                                                                        --------  --------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . .          (2)     (160)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .           3       167
                                                                        --------  --------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .     $     1   $     7
                                                                        ========  ========



          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K (Commission File # 000-21463) as filed with the Securities and Exchange Commission on April 17, 2002.

The accompanying statements of operations for 2001 have been reclassified for the disposition of the Priority International Communications, Inc. ("PIC") subsidiary (see Note 3) so that the results for PIC's operations are classified as discontinued operations. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $45.1 million, and current liabilities exceed current assets by $21.7 million at September 30, 2002. The Company also is past due in the payment of approximately $14.0 million of principal and accrued interest as of September 30, 2002. The Company is also past due with its trade vendors in the amount of approximately $931,000 at September 30, 2002.

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

- The Company has an agreement with an unrelated third party, Polar, to use the Company's public shell as a reverse merger vehicle. On December 19, 2001 the Company and Polar entered into an Agreement and Plan of Merger providing for the merger of a wholly owned subsidiary of the Company with and into Polar. On August 1, 2002, the Company and Polar entered into a First Amendment to the Agreement and Plan of Merger which extended the expiration date of the merger to November 30, 2002, and provided that all loans from Polar to the Company would be converted into equity of the Company at the time of the merger. The parties are currently discussing a further extension of the expiration date of the merger. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, filings with the Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. If this transaction is unsuccessful, the Company may not be able to continue operating as a going concern.

- The Company retains an investment banker (Berthel) to assist the Company regarding the identification and investigation of strategic alternatives available to the Company.

2.     NOTES  PAYABLE  AND  LONG-TERM  DEBT
       ------------------------------------

The Company's past-due debt at September 30, 2002 includes approximately $12.3 million of notes payable and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest related to some of the notes held by the financial institution, and on July 5, 2001, the financial institution obtained a default judgement against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001 related to those notes. A settlement was reached on June 20, 2002 with this financial institution to settle approximately $10.8 million of principal and accrued interest related to the notes as of September 30, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to the financial institution upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before December 31, 2002, the agreement with the financial institution will be terminated except that the financial institution will retain the $15,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

Another financial institution acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of the Company's common stock in full satisfaction of all principal and interest due under these notes which totaled $936,894 as of September 30, 2002. The terms of the settlement required $25,000 to be paid to the financial institution upon signing the agreement and $75,000 and the shares are due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before March 31, 2003, the agreement with the financial institution will be terminated except that the financial institution will retain the $25,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

During 2002, the Company borrowed $7,083 from MCCIC. The total principal amount owed to MCCIC at September 30, 2002 is $577,316. As of September 30, 2002 $387,596 in principal was past due along with $108,186 in accrued interest. The borrowings currently bear interest at 12%.

During 2002, the Company borrowed $329,951 from Polar. The borrowings are one-year notes bearing interest at 10%.

All long-term debt obligations in the amount of $4.6 million at December 31, 2001, changed in the second quarter of 2002 to current debt.

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

Summary operating results of the discontinued operations for PIC are as follows (amounts expressed in thousands):



                                           Three Months Ended       Nine Months Ended
                                           September 30, 2001      September 30,  2001
                                           ------------------      -------------------
Revenues . . . . . . . . . . . . . . . . . $              300      $            2,438
Expenses . . . . . . . . . . . . . . . . .                214                   2,533
                                           ------------------      -------------------
Income/(loss) from
  discontinued operations. . . . . . . . . $               86      $              (95)
                                           ===================     ===================


4.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

At September 30, 2002 the Company's only operating lease is a month to month lease of office space with a related party in the amount of $500 per month.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of September 30, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

The Company has guaranteed a facility lease between Actel Integrated Communications, Inc. ("Actel") and a third party. The lease expires in September 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection and on September 14, 2001 Actel's bankruptcy case was converted to a case under Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee as of September 30, 2002. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

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

On November 23, 2001 three individuals, one of whom was a former officer and director of the Company, and who along with another of the individuals purchased Incomex, a former subsidiary of the Company, filed suit against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage related to that plaintiff. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. Management believes that it has several defenses against these claims and will vigorously defend itself. The parties have not yet commenced discovery in this case and on April 23, 2002, the Company filed a motion to dismiss the claims against it. The Company is currently in settlement negotiations with the three individuals, and the Company currently believes that the parties will settle this litigation, and that any such settlement would be contingent upon closing of the merger with Polar. The settlement, if completed in accordance with the proposed terms, would require the issuance of up to 517,000 shares of the Company's common stock. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of September 30, 2002 the Company had been notified by several state taxing authorities that approximately $46,000 of past due taxes and penalties is allegedly owed. Some of the states have assigned the alleged amounts due to collection agencies or filed tax warrants. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

5.   CONTINGENT  COMPENSATION
     ------------------------

Effective August 1, 2002 an agreement between the Company and Pirinate Consulting Group, L.L.C. ("Pirinate"), was signed whereby Pirinate would provide the services of Eugene Davis to the Company to serve as Chairman of the Board and Chief Executive Officer of the Company. Under this agreement, the Company issued 40,000 shares of common stock to Pirinate for unpaid obligations for Mr. Davis' past services and during the term of Mr. Davis' services, the Company will pay Pirinate $5,000 per month. Under certain circumstances, Pirinate may accept shares of the Company's common stock in lieu of $2,000 of the $5,000 per month fee at the rate of $1.00 per share. An additional 2,000 shares of common stock per month will accrue during the term of Mr. Davis' services and will be received by Pirinate if the Company's pending merger with Polar is completed. As of September 30, 2002, contingent compensation under this agreement consists of 4,000 shares.

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

The Company believes that possible sources of funds for future obligations will primarily consist of advances from MCCIC and Polar. The Company also continues to engage in discussions with creditors to restructure indebtedness. No assurance can be given that the Company will be able to obtain adequate funds for the remainder of 2002 or beyond. If the Company is unable to restructure its past-due debt or to obtain adequate funds for its operational needs, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to continue operating as a going concern or to complete the pending transaction with Polar.

COMPARISON  OF  THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001
---------------------------------------------------------------------

REVENUES  AND  COST  OF  SALES - The Company no longer has any revenue producing
------------------------------
activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE  -  Selling,  general  and
-----------------------------------------------
administrative expense increased $114,000 to $203,000 for the three months ended September 30, 2002 from $89,000 for the three months ended September 30, 2001. The increase in selling, general and administrative expense is primarily related to higher legal and other professional fees.

INTEREST  EXPENSE  -  Interest expense, including amortization of debt discount,
-----------------
had no change for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

OTHER  INCOME - Other income decreased $104,000 to $0 for the three months ended
-------------
September 30, 2002 from $104,000 for the three months ended September 30, 2001. The decline is due to no longer having revenue producing activity.

INCOME  FROM OPERATIONS OF DISCONTINUED OPERATIONS - Effective July 31, 2001 the
--------------------------------------------------
Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and significant shareholder of the Company, is related to the owner of Dartwood, LLC. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

COMPARISON  OF  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001
--------------------------------------------------------------------

REVENUES  AND  COST  OF  SALES - The Company no longer has any revenue producing
------------------------------
activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE  -  Selling,  general  and
-----------------------------------------------
administrative expense increased $108,000 to $521,000 for the nine months ended September 30, 2002 from $413,000 for the nine months ended September 30, 2001. The increase in selling, general and administrative expense is primarily related to higher legal and other professional fees.

INTEREST  EXPENSE  -  Interest expense, including amortization of debt discount,
-----------------
decreased $29,000 to $1,674,000 for the nine months ended September 30, 2002, from $1,703,000 for the nine months ended September 30, 2001. The decline is due to the reduction of debt associated with the sale of the PIC business.

OTHER  INCOME  -  Other  income  decreased $40,000 to $2,000 for the nine months
-------------
ended September 30, 2002 from $42,000 for the nine months ended September 30, 2001. The decline is due to no longer having revenue producing activity.

INCOME  FROM OPERATIONS OF DISCONTINUED OPERATIONS - Effective July 31, 2001 the
--------------------------------------------------
Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne Wright, a Director and significant shareholder of the Company, is related to the owner of Dartwood, LLC. PIC was primarily engaged in the business of reselling call processing services to aggregators of operator service traffic and to a limited number of payphone operators.

------
LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At September 30, 2002, the Company's current liabilities of $21.7 million exceeded current assets of $13,000 resulting in a working capital deficit of $21.7 million. During the nine months ended September 30, 2002, the Company used $339,000 in cash for operating activities of continuing operations. The Company received proceeds from new debt financing of $336,834 ($7,083 from MCCIC and $329,751 from Polar) during the nine months ended September 30, 2002. The Company's only future source of cash is expected to come from these entities. If the Company is unsuccessful in continuing to obtain financing from these two entities, the Company may not be able to continue as a going concern.

The Company's debt totaled $13.7 million as of September 30, 2002 compared with $13.4 million at December 31, 2001. As of September 30, 2002, the Company was past due in the payment of approximately $14.0 million in principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $931,000 as of September 30, 2002.

The Company's past-due debt at September 30, 2002 includes approximately $12.3 million of notes and accrued interest to insiders which are believed to be pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. This bank was liquidated by the FDIC during 2000. The Company was notified in December 2000 that the FDIC sold significantly all the loans and related collateral to a financial institution. In March 2001, the Company received a demand letter from this financial institution for approximately $575,000 of principal plus accrued interest on certain notes it held, and on July 5, 2001, the financial institution obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001 related to those notes. On June 20, 2002 a settlement was reached with this financial institution to settle approximately $10.8 million of principal and accrued interest related to the notes as of September 30, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to the financial institution upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before December 31, 2002, the agreement with the financial institution will be terminated except that the financial institution will retain the $15,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

Another financial institution acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of the Company's common stock in full satisfaction of all principal and interest due under these notes which totaled $936,894 as of September 30, 2002. The terms of the settlement required $25,000 to be paid to the financial institution upon signing the agreement and $75,000 and the shares are due upon consummation of the Company's pending merger transaction with Polar. If the merger transaction with Polar is not completed for any reason on or before March 31, 2003, the agreement with the financial institution will be terminated except that the financial institution will retain the $25,000 paid by the Company. Until such time as the merger is consummated the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

At September 30, 2002, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. On December 19, 2001, the Company entered into an Agreement and Plan of Merger with Polar. On August 1, 2002, the Company and Polar entered into a First Amendment to the Agreement and Plan of Merger which extended the expiration date of the merger to November 30, 2002, and provided that all loans from Polar to the Company would be converted into equity of the Company at the time of the merger. The parties are currently discussing a further extension of the expiration date of the merger. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, filings with the Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, and the obtaining of debt or equity financing by Polar. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated. If the Company is unable to restructure its past-due debt, or if the holders of the Company's past-due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue as a going concern. See "Forward-Looking Statements" below.

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

EFFECTS  OF  NEW  ACCOUNTING  STANDARD

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"). This statement, among other things, significantly limits the situations whereby the extinguishments of debt is treated as an extraordinary item in the statement of operations. This statement requires reclassification of all prior period extraordinary items related to debt extinguishments. The provisions for this statement are effective for financial statements issued on or after May 15, 2002.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including its past-due debt with carrying value at September 30, 2002 of $13.7 million, was at a fixed interest rate at September 30, 2002 and December 31, 2001, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18%.

ITEM  4.     CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d -14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART  II  -  OTHER  INFORMATION

Item  1.   Legal  Proceedings
           Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds
           Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of September 30, 2002, the Company was past due in payment of approximately $14.0 million of principal and accrued interest. The Company was also past due with its trade vendors in the payment of approximately $931,000 as of September 30, 2002. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the third quarter of 2002.

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

         10.1 Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between the Company and Buckeye Retirement Co., L.L.C.

         10.2 Compensation Agreement, dated August 1, 2002, between the Company and Pirinate Consulting Group, L.L.C.

         10.3 First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among the Company, MCC Merger Sub Corporation and Polar Molecular Corporation.

     (b)  Reports  on  Form  8-K:  None  in  the  third  quarter  of  2002.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MURDOCK  COMMUNICATIONS  CORPORATION


Date:   November   19,  2002                By     /s/ Eugene  Davis
                                              ----------------------------------
                                              Eugene  Davis
                                              Chief  Executive  Officer


Date:   November   19,  2002                By      /s/ Wayne  Wright
                                              ----------------------------------
                                              Wayne  Wright
                                              Principal  Accounting  Officer

                                 CERTIFICATIONS
                                 --------------


I, Eugene I. Davis, Chief Executive Officer of Murdock Communications Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Murdock Communications Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  19,  2002

                                                    /s/ Eugene I. Davis
                                                -------------------------------
                                                Eugene  I.  Davis
                                                Chief  Executive  Officer

I, Wayne Wright, Principal Accounting Officer of Murdock Communications Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Murdock Communications Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  19,  2002

                                                    /s/ Wayne Wright
                                                -------------------------------
                                                Wayne  Wright
                                                Principal  Accounting  Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Murdock Communications Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eugene I. Davis, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The  Report fully complies with the requirements of section 13 (a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                    /s/ Eugene I. Davis
                                                -------------------------------
                                                Eugene  I.  Davis
                                                Chief  Executive  Officer
                                                November  19,  2002

This Certification is made solely for purposes of U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Murdock Communications Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Wright, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The  Report fully complies with the requirements of section 13 (a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                    /s/ Wayne Wright
                                                -------------------------------
                                                Wayne  Wright
                                                Principal  Accounting  Officer
                                                November  19,  2002

This Certification is made solely for purposes of U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.