Form 10-K
period 2002-12-31
MURDOCK COMMUNICATIONS CORP
filed 2003-04-16
CIK 908754

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark  One)

[x]     Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  2002.

[ ]     Transition  Report  pursuant  to  section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  ___  to  ___.

                        Commission file number 000-21463

                       Murdock Communications Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


             Iowa                                    42-1339746
             ----                                    ----------
(State  or  other  jurisdiction  of     (IRS  Employer  Identification  No.)
 incorporation  or  organization)

          701 Tama  Street,     Marion,  Iowa                    52302
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  319-447-4239
                                                             ------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                              Name  of  each  exchange  on
     Title  of  each  class                       which  registered
           NA                                           NA
       ----------                                    --------

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                            Common Stock, No Par Value
                        ----------------------------------
                                (Title of class)

                      Redeemable Common Stock Purchase Warrants
                      -----------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.  Yes  X   No
                          ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K. [ X ]

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2):  Yes      No  X
                                               ---     ---

     The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 28, 2002 (the last business day of the registrant's most recently completed second quarter) was $669,389. Shares of common stock held by any executive officer or director of the registrant and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On March 1, 2003, there were outstanding 12,304,967 shares of the registrant's no par value common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

                                     PART I

ITEM  1.  BUSINESS

GENERAL

Murdock Communications Corporation ("MCC" or the "Company") previously operated as a holding company with the Company's principal assets as of December 31, 2000 being the Priority International Communications, Inc. ("PIC") business segment and its investment in Actel Integrated Communications, Inc. ("Actel"). PIC was largely a reseller of call processing services. Actel, based in Mobile, Alabama, was a facilities-based competitive local exchange carrier of advanced voice and data communications services to small and medium sized enterprises. Actel offered advanced end-user services in the Southeastern United States.

Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. On September 14, 2001, Actel's case was converted to a case under Chapter 7.

Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCC Investment Company, LLC ("MCCIC"), a company owned by Berthel Fisher & Company, Inc. ("Berthel") and another significant shareholder of the Company to repay $196,000 of outstanding debt. Wayne Wright, a director, executive officer and shareholder of the Company, is the father of the owner of Dartwood, LLC. The disposition was recorded in the third quarter of 2001 and resulted in a gain of approximately $1.3 million for the Company.

The Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to explore potential merger transactions. For information regarding the Company's proposed merger transaction with Polar Molecular Corporation ("Polar"), see "Recent Developments
- Merger Agreement with Polar." If the Company is unable to restructure its past due debt, or if the holders of the Company's past due debt seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue operating as a going concern. See "- Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

MCC  was  incorporated  as  an  Iowa  corporation  in  1989.

RECENT  DEVELOPMENTS

MCC'S PAST DUE DEBT. As of December 31, 2002, the Company was past due in the payment of approximately $14.6 million of principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $1.1 million as of December 31, 2002. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's past due debt at December 31, 2002 includes approximately $12.7 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Corporation ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to Republic Credit Corporation I ("Republic"). In March 2001, the Company received a demand letter from Republic for approximately $575,000 of principal plus accrued interest on the notes, and on July 5, 2001 Republic obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. A settlement was reached on June 20, 2002 with Republic to settle approximately $11.2 million of principal and accrued interest related to the notes as of December 31, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to Republic upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar, discussed below. The settlement initially provided that if the merger transaction with Polar was not completed for any reason on or before December 31, 2002, the agreement with Republic would be terminated except that Republic would retain the $15,000 paid by the Company. During November 2002, the Company entered into the first extension agreement with Republic. Under the terms of the first extension agreement the Company could request up to three additional one-month extensions of the original settlement deadline of December 31, 2002. Each one-month extension would be granted to the Company provided that the Company pay $10,000 prior to the first day of the month of any such extension to Republic. The Company made an extension payment of $10,000 for January 2003. During January 2003, the Company entered into the second extension agreement. Under the terms of the second extension agreement, the Company may request one additional one-month extension to April 30, 2003. Additionally, under the terms of the second extension agreement, the Company postponed payment of the February extension fee in exchange for an extension fee of $25,000 which was due prior to March 1, 2003 for the February and March extension fees. The Company was unable to make the $25,000 payment and has received notification from Republic that the Company has defaulted on the agreement. Republic is in the process of reviewing its options and remedies under this agreement. If the Company is not able to reach a new extension agreement with Republic on terms acceptable to the Company, or if Republic takes action to demand payment of the past-due debt, the Company likely would not be able to continue operating as a going concern or to complete its pending merger transaction with Polar. Until such time as the Company satisfies all of the conditions of the settlement agreement (if extended or otherwise amended), the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

Buckeye Retirement Co., L.L.C. ("Buckeye") acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of the Company's no par value common stock (the "Common Stock") in full satisfaction of all principal and interest due under these notes which totaled $964,452 as of December 31, 2002. The shares to be received by Buckeye included 225,000 shares to be issued by the Company, 100,000 shares to be transferred by Guy O. Murdock, 75,000 shares to be transferred by Larry A. Cahill and 75,000 shares to be transferred by Wayne Wright. The terms of the settlement required $25,000 to be paid to Buckeye upon signing the agreement and $75,000 and the shares would be due upon consummation of the Company's pending merger transaction with Polar. The terms of the settlement provided that if the merger transaction with Polar was not completed for any reason on or before March 31, 2003, the agreement with Buckeye would be terminated except that Buckeye would retain the $25,000 paid by the Company. As the merger transaction with Polar was not completed by March 31, 2003, the settlement agreement with Buckeye has terminated. If the Company is not able to reach an agreement with Buckeye to extend the expiration date of the settlement on terms acceptable to the Company, or if Buckeye takes action to demand payment of the past-due debt, the Company likely would not be able to continue operating as a going concern or to complete its pending merger transaction with Polar. Until such time as the Company satisfies all of the conditions of the settlement agreement (if extended or otherwise amended), the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

MCC continues to engage in discussions with its other creditors to restructure indebtedness. The obligation of Polar to complete the merger is subject to the condition that at the effective time of the merger MCC's liabilities will not exceed its assets, each as determined in accordance with generally accepted accounting principles, consistent with past practice. Any loans extended by Polar to MCC or MCC Merger Sub Corporation ("MCC Merger Sub") and liabilities for professional fees incurred directly related to the merger will be excluded from the amount of liabilities for purposes of this net worth test and MCC will also be entitled to a credit against its liabilities for purposes of the net worth test equal to any portion of certain amounts Polar is required to loan to MCC that MCC does not receive or chooses not to accept. As of December 31, 2002, MCC's liabilities exceeded its assets by approximately $21.9 million, excluding loans from Polar and professional fees directly related to the merger. As of December 31, 2002, MCC had reached agreements with the holders of MCC debt or other obligations in the aggregate amount of approximately $21.0 million for the satisfaction of such obligations in exchange for the issuance by MCC of an aggregate of 4,571,307 shares of Common Stock and the payment by MCC of an aggregate of $570,000, contingent on the closing of the merger. However, as of March 7, 2003 the Company is in default on terms of one of these settlement agreements for $11.2 million requiring a cash payment of $485,000 and as of March 31, 2003, another settlement agreement for $964,452 requiring a cash payment of $75,000 and the transfer of 475,000 shares of Common Stock had expired. To satisfy the net worth test by closing, MCC must reach additional agreements with its creditors to forgive or convert into equity a sufficient amount of liabilities to cause MCC's liabilities not to exceed its assets as of the closing of the merger. Any conversions of liabilities to equity will dilute the outstanding Common Stock held by current MCC shareholders. MCC also must raise sufficient funds to make all of the payments that may be required under the agreements with MCC's creditors, and there can be no assurance that such funds will be available from Polar or otherwise. If MCC is not able to satisfy the net worth test, Polar will have the right to terminate the merger agreement.


If the merger is not completed for any reason, MCC will continue to be subject to a significant amount of past-due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. MCC also would not be able to continue to borrow from Polar, which has been MCC's principal source of cash since the beginning of 2002. Most of the agreements that MCC has reached with creditors to forgive debt or convert debt to equity are contingent on the completion of the merger with Polar. MCC can make no assurance that it would be able to identify another merger transaction or to reach new agreements with its creditors if the merger is not completed, and in such event MCC would not be able to continue as a going concern.

Based on agreements reached by MCC with its creditors as of December 31, 2002, MCC expects that approximately $570,000 will be needed at or shortly after the closing of the merger to make required payments to MCC's creditors. MCC must reach extension or new settlement agreements with Republic and Buckeye and MCC also has other outstanding debt which MCC is attempting to restructure before the closing of the merger, and any agreements that MCC may reach with these creditors may require additional payments at or shortly after the closing of the merger.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans concerning these matters are described in Note 1 to the consolidated financial statements.

MERGER AGREEMENT WITH POLAR. On December 19, 2001, Polar and the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"). Under the terms of the Merger Agreement, the outstanding shares of Polar's common stock will be converted into the number of shares of Common Stock equal to 80% of the outstanding shares of the Common Stock as of the effectiveness of the merger and MCC shareholders will retain a 20% ownership. The outstanding warrants and options of MCC will remain outstanding after the completion of the merger and the outstanding warrants and options of Polar will be converted into warrants and options to purchase the Common Stock based on the exchange ratio in the merger.

Polar develops and markets fuel additives. Polar's primary product, DurAlt(R)FC, is a patented fuel additive that has been proven effective at reducing combustion chamber deposits and reducing octane requirement increase in combustion engines. Polar had a stockholders' deficit of $4.2 million (unaudited) at September 30, 2002 and revenues for its fiscal year ended March 31, 2002 were $162,000 (unaudited).

The proposed merger is subject to a number of significant conditions, including approval by the stockholders of the parties, approval of the reincorporation of MCC in the state of Delaware by MCC's stockholders, filings with Securities and Exchange Commission, the conversion of the Company's indebtedness into equity, a limit of 1,000 shares on the number of shares of MCC or Polar common stock that exercise dissenters' or appraisal rights with respect to the reincorporation or merger, and other closing conditions. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated.

EMPLOYEES

As of December 31, 2002, MCC had one employee. The Company's employee is not subject to a collective bargaining agreement.

MCC's sole employee will receive a severance payment of $3,115 in connection with the termination of her employment upon the closing of the proposed merger with Polar. MCC also granted this employee stock options for 10,000 shares of Common Stock at an exercise price of $0.40, contingent upon the closing of the proposed merger.

ITEM  2.  PROPERTIES

The Company's corporate office is located in Marion, Iowa. The Company leases this office on a month to month basis.

ITEM  3.  LEGAL  PROCEEDINGS

On January 17, 2001, Republic filed lawsuits in the U.S. District Court, Southern District of Iowa, against each of John Rance, Robert M. Upshaw and Stephen Rance and other individuals to collect on certain promissory notes held by Republic Credit. On November 23, 2001, the three individuals previously named, one of which was a former officer and director of the Company, filed a third party complaint against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform

Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage for the claims by that plaintiff. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. In November 2002, MCC entered into a settlement agreement providing for the issuance by MCC of 517,000 shares of Common Stock to the three plaintiffs and one other individual who did not file suit. The effectiveness of the settlement is contingent on the closing of the proposed merger with Polar. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of December 31, 2002 the Company had been notified by several state taxing authorities that approximately $46,000 of past due taxes and penalties is allegedly owed. Some of the states have assigned the alleged amounts due to collection agencies or filed tax warrants. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2001 and 2000. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The FDIC has notified the Company that it believes an additional $770,000 is outstanding representing various notes payable. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgment against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Another party has also asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that the Company received no funds with respect to these notes and that it has other defenses. The amount of past due debt as of December 31, 2002 does not include these amounts. No assurance can be given as to the ultimate outcome of these matters.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                             PART  II

                                     PART II

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



             Common Stock     Warrants
             ------------     --------

Quarter      High    Low    High    Low
-----------  -----  -----  ------  ------
FISCAL 2001
First . . .  $0.25  $0.05  $ 0.05  $ 0.02
Second. . .   0.10   0.03    0.05    0.01
Third . . .   0.45   0.03    0.10    0.01
Fourth. . .   0.18   0.05   0.045   0.005

FISCAL 2002
First . . .   0.18   0.08    0.01    0.01
Second. . .   0.18   0.08    0.01   0.008
Third . . .   0.23   0.06   0.008   0.008
Fourth. . .   0.48   0.18    0.02   0.005



At December 31, 2002, there were approximately 140 holders of record of Common Stock.

The Company has not paid any cash dividends on the Common Stock in the last three years. Certain of the Company's current financing agreements contain restrictions on the payment of dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During 2002, the Company issued warrants to purchase a total of 14,166 shares of Common Stock to Murdock Communications Corporation Investment Company ("MCCIC"), a company owned 50% by Berthel and 50% by another significant shareholder of the Company, in connection with advances obtained from MCCIC.

The warrants were issued at exercise prices ranging from $0.08 per share to $0.17 per share with five year terms. The warrants were issued in private placements exempt from the registration requirements of the Securities Act of 1933, amended (the "Act"), pursuant to Section 4(2) of the Act.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein. The statement of operations data for the five years ended December 31, 2002 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company. These financial statements were prepared on a going concern basis.



                                               2002       2001     2000 (a)    1999(b)   1998 (c)
                                             ---------  ---------  ---------  ---------  ---------
(In thousands, except per share data)
Statement of Operations Data:
  Total revenues. . . . . . . . . . . . . .  $      -   $     22   $    191   $  4,313   $  5,263
  Income (loss) from continuing operations.    (2,941)    (3,033)       152     (9,161)    (1,967)
  Basic and diluted net loss
    per common share
       Loss from continuing operations. . .     (0.24)     (0.25)         -      (0.90)     (0.40)


Balance Sheet Data:  (at end of year)
  Total assets. . . . . . . . . . . . . . .  $      9   $     15   $    277   $ 10,462   $ 12,911
  Notes payable . . . . . . . . . . . . . .    13,800      8,766      8,783     14,426      2,487
  Long-term debt. . . . . . . . . . . . . .         -      4,632      4,632      3,820      5,347
  Total liabilities . . . . . . . . . . . .    22,468     19,537     18,030     24,226      8,834
  Redeemable preferred stock. . . . . . . .         -          -          -      1,868      1,837
  Shareholders' equity (deficit). . . . . .   (22,459)   (19,522)   (17,753)   (15,632)     2,240

(a) Includes: a $990,000 charge for the write-down of the Company's investment in the AcNet entities; a $1.6 million charge for impairment of investment in Actel and a gain of $7.0 million recorded in connection with a Debt Restructuring Plan (See Notes 4 and 6 to the consolidated financial statements).

(b) Includes: a $3.7 million charge for the write-down of the Company's investment in the AcNet entities.

(c) Includes a gain of $453,000 relating to the termination of the Company's agreement with AT&T.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Previously the Company had three reportable segments. The Company sold its PIC segment in July 2001 and its Incomex segment in June 2000. The other reportable segment (MTS) had investments in the AcNet entities, which were written off in 1999 and 2000, and Actel preferred stock and operated a telecommunications services business whose primary asset was sold in 2000. Actel filed for bankruptcy under Chapter 11 on April 11, 2001. As a result, the Company recorded an impairment charge of $1.6 million in 2000, due to the uncertainty of ultimate recovery of its investment in Actel. On September 14, 2001, Actel's case was converted to a case under Chapter 7.

The accompanying statements of operations have been reclassified so that the results for the two segments sold in 2000 and 2001 are classified as discontinued operations for all periods presented.

As of the date of this report, the Company has a large amount of past due debt and has also experienced significant cash flow difficulties.

The Company has an agreement with Polar for a proposed merger transaction. If this transaction is not successful, the Company may not be able to continue operating as a going concern. See "- Liquidity and Capital Resources" below.



RESULTS  OF  OPERATIONS
                                       Years ended December 31,
                                       ------------------------

                                        2002    2001     2000
                                       ------  -------  ------
Revenues . . . . . . . . . . . . . .   $    -  $   22   $  191
Cost of sales. . . . . . . . . . . .        -       -      335
Selling, general, and administrative      709     742      575
Depreciation and amortization. . . .        -       6       36
Impairment of assets . . . . . . . .        -       -    2,672
Interest expense . . . . . . . . . .    2,235   2,304    3,431
Other income (expense) . . . . . . .        3      (3)   7,001



COMPARISON  OF  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - Consolidated selling, general and administrative expense decreased $33,000 to $709,000 for the year ended December 31, 2002 from $742,000 for the year ended December 31, 2001. The decrease is primarily related to lower rents and consulting fees.

DEPRECIATION AND AMORTIZATION EXPENSE - Consolidated depreciation and amortization expense declined $6,000 to $0 for the year ended December 31, 2002. The decline is due to all assets being fully depreciated at December 31, 2001.

INTEREST EXPENSE - Consolidated interest expense, including amortization of debt discount, declined $69,000 to $2,235,000 for the year ended December 31, 2002 from $2,304,000 in 2001. The decrease is due to the reduction of debt associated with the sale of PIC.

OTHER INCOME (EXPENSE) - Consolidated other income (expense) increased $6,000 to $3,000 income for the year ended December 31, 2002 from a $3,000 expense for the year ended December 31, 2001. The increase is due to funds from workers compensation insurance received in 2002.

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

OTHER INCOME (EXPENSE) - Consolidated other income (expense) declined $7.0 million to a $3,000 expense for the year ended December 31, 2001 from a $7,001,000 income for the year ended December 31, 2000. The decrease was primarily due to a pre-tax gain of $7.0 million recorded in connection with the Debt Restructuring Plan completed in the second quarter of 2000 (see Note 6 to Notes to Financial Statements).

DISCONTINUED  OPERATIONS

PIC - Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a non-interest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. The Company assigned the cash payment of $100,000 and the promissory note to MCCIC to repay $196,000 of outstanding debt. Wayne
Wright, a director, executive officer and shareholder of the Company is the father of the owner of Dartwood, LLC. The disposition was recorded in the third quarter of 2001 and resulted in a gain of approximately $1.3 million for the Company.

INCOMEX - Effective June 30, 2000 the Company sold all the shares of Incomex, Inc., a wholly owned subsidiary, to three of the former shareholders of Incomex, for (a) transfer to the Company by the purchasers of 250,000 shares of the Company's Common Stock originally issued by the Company pursuant to the Company's acquisition of Incomex, (b) cancellation and forgiveness of all amounts outstanding under promissory notes in the aggregate principal amount of $684,919, and related accrued interest, originally issued by the Company to the shareholders of Incomex, and (c) the cancellation of all employment compensation and employment contracts between the Company and the purchasers. The parties also executed mutual releases relating to liabilities between the Company and Incomex and claims that the Company may have against the former shareholders of Incomex. Incomex is primarily engaged in the business of providing billing and collections services to the hospitality industry from Mexico to the United States.

As a result of the sale of Incomex described above, the Company recorded a loss on disposition of $332,000 in the second quarter of 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, MCC's current liabilities of $22.5 million exceeded current assets of $8,000, resulting in a working capital deficit of $22.5 million. During the year ended December 31, 2002, MCC used $404,000 in cash for operating activities of continuing operations. The Company's principal source of cash during 2002 were loans from Polar. During 2002, the Company received loans in the aggregate amount of $394,787 from Polar. The Company also received advances in the aggregate amount of $7,083 from MCCIC. The Company issued warrants to purchase a total of 14,166 shares of Common Stock to MCCIC in connection with these advances. The warrants were issued at exercise prices ranging from $0.08 per share to $0.17 per share with five year terms. MCCIC has no commitment to make any future advances to the Company.

The Company must raise sufficient funds to make payments that may be required under agreements with the Company's creditors. The Company also must fund its current operations which average $50,000 per month and expenses associated with completing the proposed merger with Polar. MCC's only future source of cash is expected to come from Polar. MCC has no operating activities and no source of operating cash flow. If MCC is unsuccessful in continuing to obtain financing from Polar, MCC may not be able to continue as a going concern.

The Company's debt totaled $13.8 million as of December 31, 2002, compared with $13.4 million as of December 31, 2001. As of December 31, 2002, the Company was past due in the payment of approximately $14.6 million of principal and accrued interest payments. The Company was also past due with its trade vendors in the payment of approximately $1.1 million as of December 31, 2002. If the Company is unable to raise the necessary funds to repay its past due debt or to arrange for extensions or conversions of such debt, its creditors may sue the Company to demand payment of the amounts past due. Any action by the Company's creditors to demand repayment of past due indebtedness is likely to prevent the Company from continuing as a going concern.

The Company's past due debt at December 31, 2002 includes approximately $12.7 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The FDIC liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to Republic. In March 2001, the Company received a demand letter from Republic for approximately $575,000 of principal plus accrued interest on the notes, and on July 5, 2001 Republic obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. A settlement was reached on June 20, 2002 with Republic to settle approximately $11.2 million of principal and accrued interest related to the notes as of December 31, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to Republic upon signing of the agreement and the remaining $485,000 is due upon consummation of the Company's pending merger transaction with Polar. The settlement initially provided that if the merger transaction with Polar was not completed for any reason on or before

December 31, 2002, the agreement with Republic would be terminated except that Republic would retain the $15,000 paid by the Company. During November 2002, the Company entered into the first extension agreement with Republic. Under the terms of the first extension agreement the Company could request up to three additional one-month extensions of the original settlement deadline of December 31, 2002. Each one-month extension would be granted to the Company provided that the Company pay $10,000 prior to the first day of the month of any such extension to Republic. The Company made an extension payment of $10,000 for January 2003. During January 2003, the Company entered into the second extension agreement. Under the terms of the second extension agreement, the Company may request one additional one-month extension to April 30, 2003. Additionally, under the terms of the second extension agreement, the Company postponed payment of the February extension fee in exchange for an extension fee of $25,000 which was due prior to March 1, 2003 for the February and March extension fees. The Company was unable to make the $25,000 payment and has received notification from Republic that the Company has defaulted on the agreement. Republic is in the process of reviewing its options and remedies under this agreement. If the Company is not able to reach a new extension agreement with Republic on terms acceptable to the Company, or if Republic takes action to demand payment of the past-due debt, the Company likely would not be able to continue operating as a going concern or to complete its pending merger transaction with Polar. Until such time as the Company satisfies all of the conditions of the settlement agreement (as it may be extended or otherwise amended), the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

Buckeye acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of Common Stock in full satisfaction of all principal and interest due under these notes which totaled $964,452 as of December 31, 2002. The shares to be received by Buckeye included 225,000 shares to be issued by the Company, 100,000 shares to be transferred by Guy O. Murdock, 75,000 shares to be transferred by Larry A. Cahill and 75,000 shares to be transferred by Wayne Wright. The terms of the settlement required $25,000 to be paid to Buckeye upon signing the agreement and $75,000 and the shares would be due upon consummation of the Company's pending merger transaction with Polar. The terms of the settlement provided that if the merger transaction with Polar was not completed for any reason on or before March 31, 2003, the agreement with Buckeye would be terminated except that Buckeye would retain the $25,000 paid by the Company. As the merger transaction with Polar was not completed by March 31, 2003, the settlement agreement with Buckeye has terminated. If the Company is not able to reach an agreement with Buckeye to extend the expiration date of the settlement on terms acceptable to the Company, or if Buckeye takes action to demand payment of the past-due debt, the Company likely would not be able to continue operating as a going concern or to complete its pending merger transaction with Polar. Until such time as the Company satisfies all of the conditions of the settlement agreement (if extended or otherwise amended), the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

MCC continues to engage in discussions with its other creditors to restructure indebtedness. The obligation of Polar to complete the merger is subject to the condition that at the effective time of the merger MCC's liabilities will not exceed its assets, each as determined in accordance with generally accepted accounting principles, consistent with past practice. Any loans extended by Polar to MCC or MCC Merger Sub and liabilities for professional fees incurred directly related to the merger will be excluded from the amount of liabilities for purposes of this net worth test and MCC will also be entitled to a credit against its liabilities for purposes of the net worth test equal to any portion of certain amounts Polar is required to loan to MCC that MCC does not receive or chooses not to accept. As of December 31, 2002, MCC's liabilities exceeded its assets by approximately $21.9 million, excluding loans from Polar and professional fees directly related to the merger. As of December 31, 2002, MCC had reached agreements with the holders of MCC debt or other obligations in the aggregate amount of approximately $21.0 million for the satisfaction of such obligations in exchange for the issuance by MCC of an aggregate of 4,571,307 shares of Common Stock and the payment by MCC of an aggregate of $570,000, contingent on the closing of the merger. However, as of March 7, 2003 the Company is in default on terms of one of these settlement agreements for $11.2 million requiring a cash payment of $485,000 and as of March 31, 2003, another settlement agreement for $964,452 requiring a cash payment of $75,000 and the transfer of 475,000 shares of Common Stock had expired. To satisfy the net worth test by closing, MCC must reach additional agreements with its creditors to forgive or convert into equity a sufficient amount of liabilities to cause MCC's liabilities not to exceed its assets as of the closing of the merger. Any conversions of liabilities to equity will dilute the outstanding Common Stock held by current MCC shareholders. MCC also must raise sufficient funds to make all of the payments that may be required under the agreements with MCC's creditors, and there can be no assurance that such funds will be available from Polar or otherwise. If MCC is not able to satisfy the net worth test, Polar will have the right to terminate the merger agreement.

If the merger is not completed for any reason, MCC will continue to be subject to a significant amount of past-due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. MCC also would not be able to continue to borrow from Polar, which has been MCC's principal source of cash since the beginning of 2002. Most of the agreements that MCC has reached with creditors to forgive debt or convert debt to equity are contingent on the completion of the merger with Polar. MCC can make no assurance that it would be able to identify another merger transaction or to reach new agreements with its creditors if the merger is not completed, and in such event MCC would not be able to continue as a going concern.

Based on agreements reached by MCC with its creditors as of December 31, 2002, MCC expects that approximately $570,000 will be needed at or shortly after the closing of the merger to make required payments to MCC's creditors. MCC must reach extension or new settlement agreements with Republic and Buckeye and MCC also has other outstanding debt which MCC is attempting to restructure before the closing of the merger, and any agreements that MCC may reach with these creditors may require additional payments at or shortly after the closing of the merger.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions and information that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from estimates under different assumptions or conditions.

Management believes that there are not any particular accounting policies that are more significant than others that are used in the preparation of the consolidated financial statements as the Company does not currently have any continuing operations. Accounting policies are further disclosed in Note 1 to the consolidated financial statements.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145. This statement, among other things, significantly limits the situations whereby the extinguishments of debt is treated as an extraordinary item in the statement of operations. This statement requires reclassification of all prior period extraordinary items related to debt extinguishments. The provisions of this statement are effective for fiscal years beginning after May 15, 2002.

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

-    risks  relating  to  Polar's  business  operations;

- the Company's ability to continue as a going concern if it cannot restructure its past due debt or complete the pending merger transaction with Polar;

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt was at a fixed interest rate at December 31, 2002 and 2001 and, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18%. The Company had outstanding fixed rate long-term debt obligations with carrying values of $0 million and $4.6 million at December 31, 2002 and 2001, respectively. The fair value of this debt was zero at December 31, 2002 and 2001.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements of the Company, notes thereto and related financial statement schedule are filed under this item beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

The following sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2002.



                                                                                           DIRECTOR
NAME, AGE, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND DIRECTORSHIPS                 AGE  SINCE
------------------------------------------------------------------------------------  ---  --------
GUY O. MURDOCK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47    1989
Mr. Murdock has been a private investor since January 2000.  He served as
Chairman of the Board of the Corporation from  1989 to January 2000, as Chief
Executive Officer of the Corporation from 1989 to April 1997 and as President of the
 Corporation from 1989 to July 1996.

WAYNE WRIGHT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   57    1997
Mr. Wright served as President of Priority International Communications, Inc. (a
wholly-owned subsidiary of the Corporation from October 1997 to July 2001) from
March 1997 to July 2001 and as Chairman of the Board of Priority International
Communications, Inc. from 1996 to 1997.  Effective October 2001, Mr. Wright began serving as the Company's Principal Accounting Officer.

DAVID KIRKPATRICK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   63    2000
Mr. Kirkpatrick has been a private investor since 1992.  Mr. Kirkpatrick served as a consultant to a law firm from 1991 to 1992 and as a partner of Peat Marwick (an accounting firm) from 1962 to 1991, most recently as Managing Partner of the
Houston office.

EUGENE I. DAVIS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48    2000
Mr. Davis has served as Chairman of the Board and Chief Executive Officer since
August 2002.  Previously Mr. Davis served as Chairman of the Board and Chief
Executive Officer from May 2000 to October 9, 2001 when he resigned, but remained on the Board.  Mr. Davis served as Interim Chairman of the Board and Interim Chief
Executive Officer of the Corporation from January 2000 through May 2000.  He has served as Chairman of the Board and Chief Executive Officer of Pirinate Consulting
Group, LLC (a privately held consulting firm) since 1999 and as Chief Executive
Officer of SmarTalk Teleservices, Inc. (a prepaid calling card provider) since 1999.
Mr. Davis served as Chief Operating Officer of Total-Tel USA Communications, Inc.
(a telecommunications provider)  from 1998 to 1999.  Mr. Davis served as President of Emerson Radio Corp. (a consumer electronics products distributor) from 1994 to
1997 and has served as Vice Chairman of the Board until 1997 and as a director from
1992 to 1997.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16 (a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's equity securities. The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a). Based solely upon a review of such forms actually furnished to the Company and written representations of certain of the Company's directors and executive officers, all directors, executive officers and 10% shareholders have filed with the SEC on a timely basis all reports required to be filed under Section 16(a) of the Exchange Act during 2002.

ITEM  11.  EXECUTIVE  COMPENSATION.

CASH AND OTHER COMPENSATION. The table which follows sets forth certain information concerning compensation paid to, earned by or awarded to Eugene I. Davis, the Company's Chairman of the Board and Chief Executive Officer and Wayne Wright, the Company's Principal Accounting Officer. Mr. Davis and Mr. Wright are referred to in this report as the "named executive officers."



                                           Summary Compensation Table

                                                                                Long-Term
                                                                              Compensation
                                                                                Awards
                                                   Annual Compensation         Securities
                                                -------------------------      Underlying        All  Other
Name and Principal Position          Year       Salary ($)      Bonus ($)       Options (#)    Compensation ($)
-----------------------------      --------     ---------       ---------     -------------    ----------------

Eugene I. Davis                      2002            -               -             -             15,000 (2)
  Chairman of the Board and          2001            -               -             -            121,187 (2)
  Chief Executive Officer (1)        2000            -               -             -            181,109 (2)

Wayne Wright                         2002       48,000 (3)           -             -               -
Principal Accounting Officer         2001            -               -             -               -
                                     2000            -               -             -               -



(1)  Mr.  Davis  served  as Chairman of the Board and Chief Executive Officer of Murdock from May 2000 to October 2001.  Mr. Davis resigned as Chief Executive officer on October 9, 2001 and resumed service as Chief Executive Officer on August 1, 2002. Mr. Davis served as Interim Chairman on of the Board and
Interim  Chief  Executive  Officer  from  January  2000  through  May  2000.  Mr.  Davis' services are contracted  through Pirinate Consulting Group, LLC ("Pirinate"), an entity controlled by Mr. Davis.

(2)  Represents  amounts  earned  by  Pirinate, during fiscal 2000, 2001  and  2002.

(3)  Represents  accrued  compensation  of  $4,000  per  month.

OPTIONS GRANTED DURING 2002. There were no stock options granted to the named executive officers of the Company during the year ended December 31, 2002.

FISCAL YEAR-END OPTION VALUES. There were no unexercised options held by the named executive officers at December 31, 2002.

CONSULTING  AGREEMENTS

On January 10, 2000, the Company entered into a letter agreement with Pirinate, an entity controlled by Eugene I. Davis, for the personal services of Mr. Davis as the Company's Interim Chairman of the Board and Interim Chief Executive
Officer. Pirinate received $15,000 a month, plus out-of-pocket expenses, for these services. The initial term of this agreement was three months. Thereafter, either party could terminate this agreement, with or without cause, effective upon sixty days prior written notice. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company. Effective July 1, 2001 this agreement was modified to provide for a payment of $10,000 a month through September 30, 2001 at which time the agreement terminated. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remained on the Board of Directors.

The Company entered into an agreement dated August 1, 2002, as amended, with Pirinate, whereby Pirinate agreed to provide the services of Eugene I. Davis to serve as Chairman of the Board and Chief Executive Officer effective August 1, 2002. Under the agreement, the Company issued 40,000 shares of Common Stock to Pirinate in satisfaction of unpaid fees for Mr. Davis' past services and the Company agreed to pay Pirinate $3,000 per month during the term of Mr. Davis' services. The Company also agreed to pay contingent compensation of 4,000 shares of Common Stock per month, contingent upon the closing of the proposed merger with Polar.

COMPENSATION  OF  DIRECTORS

The Company pays Mr. Kirkpatrick a monthly retainer equal to the greater of (a) $1,000 or (b) $1,000 for each meeting of the Board of Directors attended. In addition, in January 2000 the Company issued options to Mr. Kirkpatrick to purchase up to 20,000 shares of Common Stock, 10,000 of which were fully vested at the time of issuance and 10,000 of which vested on January 1, 2001, with an exercise price of $2.25 per share. Through its letter agreement with Pirinate, Pirinate receives compensation for making Mr. Davis available to serve as MCC's Chairman of the Board and Chief Executive Officers as described under "Consulting Agreements" above. Mr. Wright accrues compensation at the rate of $4,000 per month for serving as Principal Accounting Officer. Mr. Kirkpatrick and Mr. Wright have agreed to convert all accrued compensation into shares of Common Stock at the time of the proposed merger with Polar at a rate of $3.03 per share for compensation accrued before August 1, 2002 and at a rate of $1.00 per share for compensation accrued on of after August 1, 2002. As of December
31, 2002, $48,000 of compensation was accrued with respect to Mr. Wright and $22,000 of compensation was accrued with respect to Mr. Kirkpatrick. Mr. Murdock does not receive any compensation for serving on MCC's board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY  OWNERSHIP

The following table sets forth information as of December 31, 2002 regarding the beneficial ownership of shares of Common Stock by (a) each person who is known to the Company to be the beneficial owner of more that 5% of the Common Stock,
(b) each director, director nominee and named executive officer (as defined above) and (c) all directors and executive officers as a group.

Beneficial ownership of Common Stock has been determined for this purpose in accordance with Rules 13d-3 and 13d-5 of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"), which provide, among other things, that a person is deemed to be the beneficial owner of Common Stock if such person, directly or indirectly, has or shares voting power or investment power with respect to the Common Stock or has the right to acquire such ownership within sixty days after December 31, 2002.



                                                    SHARES BENEFICIALLY      PERCENT
NAME OF BENEFICIAL OWNER (1)                              OWNED  (2)         OF CLASS
----------------------------                        -------------------      --------
Eugene Davis . . . . . . . . . . . . . . . . . . .         40,000                *
David Kirkpatrick (3)  . . . . . . . . . . . . . .         20,000                *
Guy O. Murdock (4) . . . . . . . . . . . . . . . .        808,481              6.5
Wayne Wright (5) . . . . . . . . . . . . . . . . .      2,720,067             22.0
Berthel Fisher & Company (6) . . . . . . . . . . .      8,935,073             45.9
Larry A. Cahill (7). . . . . . . . . . . . . . . .      8,367,519             44.6
All directors and executive officers
 as a group (4 persons) (8). . . . . . . . . . . .      3,588,548             28.5


*   Less  than  1%.

(1) Unless otherwise indicated, the address of each person listed in the table is c/o Murdock Communications Corporation, 701 Tama Street, Marion, Iowa 52302.

(2) This table is based upon information supplied by directors, executive officers and principal shareholders. Unless otherwise indicated in footnotes to this table, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)  Consists  of  20,000  shares  subject  to  exercise  of  options.


(4)  Includes  195,000  shares  subject  to  exercise  of  warrants.

(5) Includes 1,580,067 shares owned by a trust of which Mr. Wright is trustee, 80,000 shares subject to exercise of warrants and 250,000 shares held by Mr. Wright's spouse.

(6) Includes (i) 3,242,697 shares of Common Stock held by certain affiliates of Berthel for which Berthel shares voting and investment power, including 401,879 shares subject to exercise of warrants and 1,172,278 shares subject to conversion of convertible notes (based upon $3,551,996 of principal and interest outstanding under such notes as of December 31, 2002, divided by the conversion rate of $3.03 per share; (ii)5,392,887 shares subject to the exercise of warrants held by MCCIC, a company owned by Bethel and Larry A. Cahill; (iii)299,489 shares directly owned by Berthel, including 75,000 shares subject to the exercise of warrants and 110,917 shares subject to the conversion of convertible notes (based upon $336,078 of principal and interest outstanding under such notes as of December 31,2002, divided by the conversion rate of $3.03 per share). Reflects information reported in a
     Schedule 13D filed with the SEC by Berthel on January 16, 1997, as amended on June 6, 1997, January 8, 1998, May 1, 1998, June 22, 1998, August 6,
     1998 and January 15, 1999, as well as certain other information provided to MCC. The address of Berthel is 701 Tama Street, PO Box 609, Marion, Iowa 52302-0609.

(7) Includes 600,000 shares subject to exercise of warrants, 473,564 shares subject to conversion of convertible notes (based upon $1,434,899 of principal and interest outstanding under such notes as of December 31, 2002, divided by the conversion rate of $3.03 per share), 828,529 shares owned by a family limited liability company and 24,734 shares owned by two trusts of which Mr. Cahill is trustee. Also includes 5,392,887 shares subject to the exercise of warrants held by MCCIC, a company owned by Berthel and Mr. Cahill. Mr. Cahill's address is 3330 Southgate Court S.W., Cedar Rapids, Iowa 52404

(8) Includes 20,000 shares subject to exercise of options and 275,000 shares subject to exercise of warrants.


EQUITY  COMPENSATION  PLAN  INFORMATION

     The following table summarizes share information, as of December 31, 2002, for the Company's equity compensation plans, including the Company's 1993 Stock Option Plan and the Company's 1997 Stock Option Plan. The 1993 Stock Option Plan was approved by the Company's shareholders, and the 1997 Stock Option Plan was not approved by the Company's shareholders.



                                                          NUMBER OF              NUMBER OF
                                                     COMMON SHARES TO BE      WEIGHTED-AVERAGE         COMMON SHARES
                                                     ISSUED UPON EXERCISE     EXERCISE PRICE OF     AVAILABLE FOR FUTURE
                                                    OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   ISSUANCE UNDER EQUITY
PLAN CATEGORY                                        WARRANTS, AND RIGHTS    WARRANTS, AND RIGHTS    COMPENSATION PLANS
-------------                                       -----------------------  ---------------------  ---------------------

Equity compensation plans approved
  by stockholders. . . . . . . . . . . . . . . . . . .                     -  $                   -             253,029

Equity compensation plans not approved
  by stockholders  . . . . . . . . . . . . . . . . . .                20,000                   2.25           1,707,471
                                                        --------------------  ---------------------  ------------------
Total. . . . . . . . . . . . . . . . . . . . . . . . .                20,000  $                2.25           1,960,500
                                                        ====================  =====================  ==================



The Company adopted the 1997 Stock Option Plan in 1997. During 1998, the Company amended the 1997 Stock Option Plan to increase the number of shares authorized to 1,727,471. The 1997 Stock Option Plan is administered by the Compensation Committee or the Board of Directors which determines to whom the options will be granted. The 1997 Stock Option Plan provides for the grant of incentive stock options (as defined in Section 422 of the Internal Revenue Code) or nonqualified stock options to executives or other key employees of the Company. The exercise price of the stock options granted under the 1997 Stock Option Plan is established by the Compensation Committee or the Board of Directors, but the exercise price may not be less than the fair market value of the common stock on the date of the grant for incentive stock options. Each option shall be for a term not to exceed ten years after the date of grant for non-employee directors and five years for certain shareholders. Options cannot be exercised until the vesting period, if any, specified by the Compensation
Committee  or  the  Board  of  Directors  has  expired.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

From 1991 to 1998, the Company obtained lease and other financing services from Berthel and its subsidiaries and their affiliated leasing partnerships. These financing arrangements have been converted into promissory notes that accrue interest at the rate of 12% per year. As of December 31, 2002, the Company owed Berthel a total of approximately $4.1 million of principal and accrued interest under these notes. Berthel has agreed that at the time of the proposed merger with Polar, all principal and interest under these notes as of June 30, 2002 will convert to Common Stock at the rate of $3.03 per share, and any interest accrued after June 30, 2002 will be forgiven. Berthel is the beneficial owner of approximately 45.9% of the Common Stock as of December 31, 2002.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interest of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The members of the creditors committee agreed to forebear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of December 31, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

In December 1999, the Company entered into a financial advisory agreement with Berthel Fisher & Company Financial Services, Inc. ("Berthel Financial Services"), an investment banking affiliate of Berthel. Under this agreement, Berthel Financial Services agreed to provide investment banking services and advice regarding the identification and investigation of strategic alternatives available to the Company. This agreement, which was in effect until July 1, 2001, required MCC to pay Berthel Financial Services a nonrefundable $30,000 retainer and a retainer fee of $15,000 per month. On July 1, 2001, the Company entered into a new financial advisory agreement with Berthel Financial Services, which requires the Company to pay Berthel Financial Services a retainer fee of $20,000 per month. Retainer fees under the July 1, 2001 agreement have been accruing on a monthly basis. As of December 31, 2002, MCC owed Berthel Financial Services a total of approximately $442,111 for accrued fees and expenses under these agreements.

The Company has also subleased office space from Berthel Fisher & Company Management Corp. ("Berthel Management"), an affiliate of Berthel, since October 2001 on a month-to-month basis. The Company owes Berthel Management approximately $7,500 in rental payments as of December 31, 2002.

Berthel Financial Services and Berthel Management have agreed that upon completion of the proposed merger with Polar, they will convert all amounts due to them by the Company into a total of 840,000 shares of Common Stock.

As of December 31, 2002, the Company owed a total of approximately $730,303 to MCCIC, a company owned by Berthel and Larry A. Cahill. These borrowings accrue interest at the rate of 12% per year. MCCIC has agreed that at the time of the proposed merger with Polar, it will convert $526,669 of the outstanding debt into shares of Common Stock at a rate of $2.00 per share. MCCIC has agreed to convert all other debt, including accrued interest, into shares of Common Stock at the rate of $1.00 per share at the time of the proposed merger. Mr. Cahill beneficially owns approximately 44.6% of the Common Stock outstanding as of December 31, 2002. During 2002, the Company issued warrants to purchase a total of 14,166 shares of Common Stock to MCCIC in connection with advances obtained from MCCIC. The warrants were issued at exercise prices ranging from $0.08 per share to $0.17 per share with five year terms.

The Company has issued certain promissory notes to Larry A. Cahill and Guy O. Murdock, a member of MCC's board of directors. Mr. Cahill and Mr. Murdock have agreed that upon completion of the proposed merger, they will convert all principal and accrued interest as of June 30, 2002 into shares of Common Stock at the rate of $3.03 per share and will forgive all interest accrued after June 30, 2002. As of December 31, 2002, the Company owed approximately $1.6 million to Mr. Cahill and approximately $217,019 to Mr. Murdock. These borrowings accrue interest at the rate of 12% and 18%, respectively, per year.

On January 10, 2000, the Company entered into a letter agreement with Pirinate, an entity controlled by Eugene I. Davis, for the personal services of Mr. Davis as the Company's Interim Chairman of the Board and Interim Chief Executive
Officer. Pirinate received $15,000 a month, plus out-of-pocket expenses, for these services. The initial term of this agreement was three months. Thereafter, either party could terminate this agreement, with or without cause, effective upon sixty days prior written notice. The parties agreed in May 2000 that Mr. Davis would serve as Chairman of the Board and Chief Executive Officer of the Company. Effective July 1, 2001 this agreement was modified to provide for a payment of $10,000 a month through September 30, 2001 at which time the agreement terminated. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remained on the Board of Directors.

The Company entered into an agreement dated August 1, 2002, as amended, with Pirinate, whereby Pirinate agreed to provide the services of Eugene I. Davis to serve as Chairman of the Board and Chief Executive Officer effective August 1, 2002. Under the original agreement, the Company issued 40,000 shares of Common Stock to Pirinate in satisfaction of unpaid fees for Mr. Davis' past services and the Company agreed to pay Pirinate $3,000 per month during the term of Mr. Davis' services. The Company also agreed to pay contingent compensation of 4,000 shares of Common Stock per month, contingent upon the closing of the proposed merger with Polar.

Wayne Wright, MCC's Principal Accounting Officer and member of the Company's board of directors, accrues compensation at the rate of $4,000 per month and David Kirkpatrick, a member of the Company's board of directors, accrues compensation monthly at the rate equal to the greater of (a) $1,000 per month or
(b) $1,000 for each meeting of the board of directors attended during such month. Mr. Kirkpatrick and Mr. Wright have agreed to convert all accrued compensation into shares of Common Stock at the time of the proposed merger at a rate of $3.03 per share for compensation accrued before August 1, 2002 and at a rate of $1.00 per share for compensation accrued on of after August 1, 2002. As of December 31, 2002, $48,000 of compensation was accrued with respect to Mr. Wright and $22,000 of compensation was accrued with respect to Mr. Kirkpatrick.

ITEM  14.     CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d -14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses noted in our most recent evaluation and, therefore, there were no corrective actions taken with respect thereto.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

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

     3.   Exhibits:

     2.1 Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

     2.2 Agreement regarding Effectiveness, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

     2.3 First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

     2.4 Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

     2.5 Third Amendment to Agreement and Plan of Merger dated as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (11)

     3.1  Restated  Articles  of  Incorporation  of  the  Company.  (1)

     3.2  First  Amendment to Restated Articles of Incorporation of the Company.
          (2)

     3.3  Second Amendment to Restated Articles of Incorporation of the Company.
          (2)

     3.4 Third Amendment to Restated Articles of Incorporation of Murdock Communications Corporation. (11)

     3.5  Amended  and  Restated  By-Laws  of  the  Company.  (3)

     4.1 Form of Common Stock Purchase Warrant Agreement between the Company and Firstar Trust Company. (1)

     4.2  Form  of  Redeemable  Warrant.  (1)

     4.3 First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company.
          (8)

     4.4 Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between the Company and Firstar Bank, N.A. (11)

     4.5 Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A. (11)

     4.6 Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October __, 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (11)

     4.7 Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (11)

     10.1 Murdock  Communications  Corporation  1993  Stock Option Plan. (1) (5)

     10.2 Murdock Communications Corporation 1997 Stock Option Plan, as amended.
          (4)  (5)

     10.3 Employment Agreement, dated as of November 16, 1998, by and between the Company and Paul C. Tunink. (4) (5)

     10.4 Note and Warrant Purchase Agreement, dated as of June 21, 1999, by and among the Company, Priority International Communications, Inc., Incomex, Inc., MCC Acquisition Corp., and New Valley Corporation. (6)

     10.5 Stock Purchase Warrant dated June 21, 1999 from the Company to New Valley Corporation. (6)

     10.6 Registration Rights Agreement, dated as of June 21, 1999, between the Company and New Valley Corporation. (6)

     10.7 Amendment to Investment Agreement, dated as of June 21, 1999, among ACTEL Integrated Communications, Inc., the Company, John Beck and Richard Courtney. (7)

     10.8 Letter Agreement dated December 22, 1999, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

     10.9 Letter Agreement dated July 1, 2001, between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

     10.10 Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (11)

     10.11 Waiver and First Amendment to Note and Warrant Purchase Agreement, dated as of December 17, 1999, among the Company, Priority International Communications, Inc., ATN Communications, Inc., Incomex, Inc., MCC Acquisition Corp. and New Valley Corporation. (8)

     10.12 Stockholders Agreement, dated as of April __, 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

     10.13 First Amendment to Stockholders Agreement and Consent to Permitted Transferees, dated as of June 13, 2000, among Actel Integrated Communications, Inc., the Company and the other stockholders of Actel Integrated Communications, Inc. (9)

     10.14  Form  of  Convertible  Note of the Company due December 31, 2002 (9)

     10.15 Purchase Agreement, dated as of June 23, 2000, among the Company, MCC Acquisition Corp., John Rance, Michael Upshaw, Fernando Ficachi and the other former shareholders of Incomex, Inc. (10)

     10.16  Addendum  to  Employment  Agreement  for  Paul  C.  Tunink  (12)(5)

     10.17 Stock Purchase Agreement, dated as of July 31, 2001, among Murdock Communications Corporation, MCC Acquisition Corporation, Priority International Communications, Inc. and Dartwood, LLC. (13)

     10.18 Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (14)

     10.19 Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (15)

     10.20 Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (15)

     10.21 First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (11)

     10.22 Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

     10.23 Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (11)

     10.24 Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (11)

     10.25 Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (11)

     10.26 Letter Agreement between Murdock and Berthel Fischer & Company for settlement of outstanding fees, dated January 9, 2003. (11)

     10.27 Letter Agreement between Murdock and MCC Investment Company re outstanding debt, dated January 3, 2003. (11)

     10.28 Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendergen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven
          J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (11)

     21   Subsidiaries.  (11)

     24   Power  of  Attorney  (included  as part of the signature page hereof).

     99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification  by  Principal  Financial  Officer pursuant to 18 U.S.C.
          Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333--5422C) and incorporated herein by reference.

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

(11) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-103167) filed with the Securities and Exchange Commission on February 13, 2003 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-21463) and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21463) filed with the Securities and Exchange Commission on July 31, 2001 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-21463) and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-21463) and incorporated herein by reference.


     (b)     Reports  on  Form  8-K.

     No  reports  on  Form  8-K  were  filed  in  the  fourth  quarter  of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MURDOCK  COMMUNICATIONS  CORPORATION

                                            By     /s/Eugene  Davis
                                               ---------------------------------
                                               Eugene  Davis
                                               Chief  Executive  Officer


Date:  April  15,  2003


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Wayne Wright, his true and lawful attorney-in-fact, with power to act with or without the other and with full power of substitution and resubstitution, in any and all capacities, to sign any or all amendments to the Form 10-K and file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eugene Davis
-------------------   Director  and  Chief  Executive           April  15,  2003
Eugene  Davis         Officer (Principal Executive Officer)


/s/ Guy O. Murdock
-------------------   Director                                  April  15,  2003
Guy  O.  Murdock


/s/ Wayne Wright
-------------------   Director and Principal Accounting         April  15,  2003
Wayne  Wright         Officer (Principal Financial and
                      Accounting  Officer)

                                 CERTIFICATIONS


I, Eugene I. Davis, Chief Executive Officer of Murdock Communications Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Murdock Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  April  15,  2003
                                                   /s/ Eugene I. Davis
                                                 -------------------------------
                                                 Eugene  I.  Davis
                                                 Chief  Executive  Officer
                                                 (Principal  Executive  Officer)

I, Wayne Wright, Principal Accounting Officer of Murdock Communications Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Murdock Communications Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:  April  15,  2003
                                                    /s/ Wayne Wright
                                                 -------------------------------
                                                 Wayne  Wright
                                                 Principal  Accounting  Officer
                                                 (Principal  Financial  Officer)

MURDOCK  COMMUNICATIONS  CORPORATION
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
-------------------------------------------------------------

                                                                            PAGE
                                                                            ----
INDEPENDENT  AUDITORS'  REPORT  . . . . . . . . . . . . . . . . . . . .      F-2

CONSOLIDATED  FINANCIAL  STATEMENTS:

  Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . . .      F-3

  Consolidated  Statements  of  Operations  . . . . . . . . . . . . . .      F-4

  Consolidated  Statements  of  Shareholders'  Equity  (Deficiency) . .      F-6

  Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . .      F-8

  Notes  to  Consolidated  Financial  Statements  . . . . . . . . . . .     F-11

SCHEDULE  -  Valuation  and  Qualifying  Accounts . . . . . . . . . . .     F-31

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Shareholders of Murdock Communications Corporation
Cedar  Rapids,  Iowa

We have audited the accompanying consolidated balance sheets of Murdock Communications Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Murdock Communications Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses, negative working capital, and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Cedar  Rapids,  Iowa
March  7,  2003


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2002  AND  2001  (DOLLARS  IN  THOUSANDS)
--------------------------------------------------------

ASSETS                                                                              2002       2001
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1   $      3
  Accounts receivable, less allowances for doubtful
    accounts:  2002 - $179; 2001 - $179. . . . . . . . . . . . . . . . . . . . .         2          -
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .         5         11
                                                                                  --------   --------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         8         14
                                                                                  --------   --------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1          1

                                                                                  --------   --------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      9   $     15
                                                                                  ========   ========

LIABILITIES  AND SHAREHOLDERS' EQUITY (DEFICIENCY)

  CURRENT LIABILITIES:
    Notes payable with related parties (Note 5). . . . . . . . . . . . . . . . .  $  7,186   $  2,721
    Notes payable, others (Note 5) . . . . . . . . . . . . . . . . . . . . . . .     6,614      6,045
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       960        614
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,272      5,036
    Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       436        489
                                                                                  --------   --------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . . .    22,468     14,905

  LONG-TERM LIABILITIES:
    Long-term debt with related parties (Note 5) . . . . . . . . . . . . . . . .         -      4,063
    Long-term debt, others (Note 5). . . . . . . . . . . . . . . . . . . . . . .         -        569
                                                                                  --------   --------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .    22,468     19,537
                                                                                  --------   --------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common stock, no par or stated value (Note 8):
    Authorized - 40,000,000 shares
    Issued and outstanding:  2002 - 12,554,967 shares; 2001 - 12,514,967 shares.    22,291     22,287
  Common stock warrants (Note 7):
    Issued and outstanding:  2002 - 10,889,478; 2001 - 10,875,312. . . . . . . .     1,052      1,052
  Treasury stock at cost: 2002 and 2001 - 250,000 shares . . . . . . . . . . . .       (94)       (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .       134        134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (45,842)   (42,901)
                                                                                  ---------  ---------
           Total  shareholders' deficiency . . . . . . . . . . . . . . . . . . .   (22,459)   (19,522)
                                                                                  ---------  ---------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      9   $     15
                                                                                  =========  =========

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER 31, 2002, 2001 AND 2000 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------

                                                       2002      2001      2000
CONTINUING OPERATIONS:

REVENUES:
  Call processing . . . . . . . . . . . . . . . . .  $     -   $    19   $   135
  Other revenue . . . . . . . . . . . . . . . . . .        -         3        56
                                                     --------  --------  --------
           Total revenues . . . . . . . . . . . . .        -        22       191
                                                     --------  --------  --------

COST OF SALES:
  Call processing . . . . . . . . . . . . . . . . .        -         -       330
  Other cost of sales . . . . . . . . . . . . . . .        -         -         5
                                                     --------  --------  --------
           Total cost of sales. . . . . . . . . . .        -         -       335
                                                     --------  --------  --------

GROSS PROFIT (LOSS) . . . . . . . . . . . . . . . .        -        22      (144)
                                                     --------  --------  --------

OPERATING EXPENSES:
  Selling, general and administrative expense . . .      709       742       575
  Depreciation and amortization expense . . . . . .        -         6        36
  Impairment of assets (Note 4) . . . . . . . . . .        -         -     1,682
  AcNet bad debt and acquisition expenses (Note 4).        -         -       990
                                                     --------  --------  --------
           Total operating expenses . . . . . . . .      709       748     3,283
                                                     --------  --------  --------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . .     (709)     (726)   (3,427)
                                                     --------  --------  --------

NONOPERATING  INCOME (EXPENSE):
  Interest expense. . . . . . . . . . . . . . . . .   (2,235)   (2,304)   (3,431)
  Other income (expense) (Note 6) . . . . . . . . .        3        (3)    7,001
                                                     --------  --------  --------
           Total nonoperating income (expense). . .   (2,232)   (2,307)    3,570
                                                     --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . .   (2,941)   (3,033)      143

INCOME TAX BENEFIT (Note 9) . . . . . . . . . . . .        -         -         9
                                                     --------  --------  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . .   (2,941)   (3,033)      152
                                                     --------  --------  --------

DISCONTINUED OPERATIONS (Note 3):
  Loss from operations. . . . . . . . . . . . . . .        -       (95)   (4,844)
  Gain (loss) on disposition. . . . . . . . . . . .        -     1,314      (332)
                                                     --------  --------  --------
           Total discontinued operations. . . . . .        -     1,219    (5,176)
                                                     --------  --------  --------

LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . . . . .   (2,941)   (1,814)   (5,024)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
  DEBT (Note 5) . . . . . . . . . . . . . . . . . .        -         -       722
                                                     --------  --------  --------

NET LOSS. . . . . . . . . . . . . . . . . . . . . .   (2,941)   (1,814)   (4,302)

DIVIDENDS AND ACCRETION ON 8% SERIES A CONVERTIBLE
  PREFERRED STOCK . . . . . . . . . . . . . . . . .        -         -      (125)
                                                     --------  --------  --------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. . . .  $(2,941)  $(1,814)  $(4,427)
                                                     ========  ========  ========

                                                                      (Continued)


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(DOLLARS  IN  THOUSANDS  EXCEPT  SHARE  DATA)  (CONCLUDED)
----------------------------------------------------------


                                                          2002          2001          2000
BASIC AND DILUTED NET LOSS PER COMMON SHARE
 Income (loss) from continuing operations. . . . . .  $     (0.24)  $     (0.25)  $         -
 Income (loss) from discontinued operations. . . . .            -          0.10         (0.48)
                                                      ------------  ------------  ------------
 Loss before extraordinary item. . . . . . . . . . .        (0.24)        (0.15)        (0.48)
 Extraordinary item - gain on extinguishment of debt            -             -          0.07
                                                      ------------  ------------  ------------
 Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (0.24)  $     (0.15)  $     (0.41)
                                                      ============  ============  ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING . . . . . . . . . . . . . . . .   12,281,732    12,264,967    10,869,511
                                                      ============  ============  ============

See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000  (DOLLAR  AND  SHARE  DATA  IN  THOUSANDS)
----------------------------------------------------------------------------------------------

                                                      8% SERIES A
                                                      CONVERTIBLE                          COMMON STOCK
                                                    PREFERRED STOCK     COMMON STOCK         WARRANTS          TREASURY STOCK
                                                     ---------------  ---------------   ------------------    ----------------
                                                    NUMBER             NUMBER           NUMBER                NUMBER
                                                      OF                 OF               OF                    OF
                                                    SHARES    ISSUED   SHARES  ISSUED   WARRANTS   ISSUED     SHARES   ISSUED
BALANCES AT JANUARY 1, 2000. . . . . . . . . . . .      19   $ 1,868   10,576  $20,259     5,867   $   635        -  $     -

  Issuance of warrants in connection with
    termination of employment agreements . . . . .       -         -        -        -       150         -        -        -

  Issuance of warrants in connection with
    debt financing with lender . . . . . . . . . .       -         -        -        -     5,199       472        -        -

  Canellation of warrants. . . . . . . . . . . . .       -         -        -        -      (495)      (99)       -        -

  Conversion of common stock warrants
    into common stock. . . . . . . . . . . . . . .       -         -       19       35       (25)       (1)       -        -

  Accretion to conversion price of 8%
    Series A Convertible Preferred Stock . . . . .       -        23        -        -         -         -        -        -

  Conversion of preferred stock into common stock.     (19)   (1,891)   1,684    1,891         -         -        -        -

  Accrued dividends on 8% Series A
    Convertible Preferred Stock paid in
    common stock . . . . . . . . . . . . . . . . .       -         -      236      102         -         -        -        -

  Treasury stock acquired - Incomex sale . . . . .       -         -        -        -         -         -      250      (94)

  Net loss for 2000. . . . . . . . . . . . . . . .       -         -        -        -         -         -        -        -
                                                    -------  --------  ------  -------  ---------  --------  ------  --------

BALANCES AT DECEMBER 31, 2000. . . . . . . . . . .       -   $     -   12,515  $22,287    10,696   $ 1,007      250  $   (94)
                                                    =======  ========  ======  =======  =========  ========  ======  ========

                            (Continued)

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
                                                    ==========  ===========  =============

                            (Continued)


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000  (CONCLUDED)  (DOLLAR  AND  SHARE  DATA  IN  THOUSANDS)
-----------------------------------------------------------------------------------------------------------


                                                       8% SERIES A
                                                       CONVERTIBLE                                        COMMON STOCK
                                                     PREFERRED STOCK             COMMON STOCK               WARRANTS
                                                 -----------------------  ---------------------------  --------------------
                                                     NUMBER                NUMBER                      NUMBER
                                                       OF                    OF                          OF
                                                     SHARES    ISSUED      SHARES        ISSUED        WARRANTS     ISSUED
BALANCES AT JANUARY 1, 2001 . . . . . . . . . .             -  $       -          12,515  $    22,287       10,696  $ 1,007

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .             -          -               -            -          179       45

  Net loss for 2001 . . . . . . . . . . . . . .             -          -               -            -            -        -
                                                 ------------  ---------  --------------  -----------  -----------  -------

BALANCES AT DECEMBER 31, 2001 . . . . . . . . .             -          -          12,515       22,287       10,875    1,052

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .             -          -               -            -           14        -

Issuance of common stock for the
  extinguishment of an accrued
  expense . . . . . . . . . . . . . . . . . . .             -          -              40            4            -        -

  Net loss for 2002 . . . . . . . . . . . . . .             -          -               -            -            -        -
                                                 ------------  ---------  --------------  -----------  -----------  -------

BALANCES AT DECEMBER 31, 2002 . . . . . . . . .             -  $       -          12,555  $    22,291       10,889  $ 1,052
                                                 ============  =========  ==============  ===========  ===========  =======


See notes to consolidated financial statements.

                                                   TREASURY STOCK                                 SHARE-
                                                 NUMBER             ADDITIONAL                   HOLDERS'
                                                   OF                PAID-IN     ACCUMULATED      EQUITY
                                                 SHARES  ISSUED      CAPITAL       DEFICIT     (DEFICIENCY)
BALANCES AT JANUARY 1, 2001 . . . . . . . . . .     250  $    (94)  $      134  $    (41,087)  $  (17,753)

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .       -         -            -             -           45

  Net loss for 2001 . . . . . . . . . . . . . .       -         -            -        (1,814)      (1,814)
                                                 ------  ---------  ----------  -------------  -----------

BALANCES AT DECEMBER 31, 2001 . . . . . . . . .     250       (94)         134       (42,901)     (19,522)

Issuance of warrants in connection with
  debt financing. . . . . . . . . . . . . . . .       -         -            -             -            -

Issuance of common stock for the
  extinguishment of an accrued
  expense . . . . . . . . . . . . . . . . . . .       -         -            -             -            4

  Net loss for 2002 . . . . . . . . . . . . . .       -         -            -        (2,941)      (2,941)
                                                 ------  ---------  ----------  -------------  -----------

BALANCES AT DECEMBER 31, 2002 . . . . . . . . .     250  $    (94)  $      134  $    (45,842)  $  (22,459)
                                                 ======  =========  ==========  =============  ===========


See notes to consolidated financial statements.


MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000  (DOLLARS  IN  THOUSANDS)
-----------------------------------------------------------------------------


                                                              2002      2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(2,941)  $(1,814)  $(4,302)
  Adjustments to reconcile net loss to net cash flows
    from operating activities of continuing operations:
    Impairment of assets . . . . . . . . . . . . . . . . .        -         -     1,682
    AcNet bad debt and acquisition expenses. . . . . . . .        -         -       990
    Depreciation and amortization. . . . . . . . . . . . .        -        64       719
    Gain on sale of property and equipment . . . . . . . .        -         -      (102)
    Noncash interest expense . . . . . . . . . . . . . . .        -        45       464
    Gain on debt restructuring plan. . . . . . . . . . . .        -         -    (6,946)
    Loss on discontinued operations. . . . . . . . . . . .        -        95     4,844
    (Gain) loss on disposition of discontinued operations.        -    (1,314)      332
    Extraordinary gain on extinguishment of debt . . . . .        -         -      (722)
    Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . .       (2)        -       490
      Other current assets . . . . . . . . . . . . . . . .        6        34       139
      Other noncurrent assets. . . . . . . . . . . . . . .        -         -        11
      Outstanding checks in excess of available balances .        -         -       (10)
      Accounts payable and accrued expenses. . . . . . . .    2,533     2,421     1,016
      Other liabilities. . . . . . . . . . . . . . . . . .        -         -       (22)
                                                            --------  --------  --------
           Net cash flows from operating activities of
              continuing operations. . . . . . . . . . . .     (404)     (469)   (1,417)
           Net cash flows from discontinued operations . .        -       148      (357)
                                                            --------  --------  --------
           Net cash flows from operating activities. . . .     (404)     (321)   (1,774)
                                                            --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments. . . . . . . . . . . .        -         -     4,948
  Proceeds from sale of subsidiary . . . . . . . . . . . .        -       100         -
  Proceeds from sale of property and equipment . . . . . .        -         -       489
  Payments received on note receivable . . . . . . . . . .        -         -       500
                                                            --------  --------  --------
           Net cash flows from investing activities. . . .        -       100     5,937
                                                            --------  --------  --------

        (Continued)



CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000  (CONTINUED)(DOLLARS  IN  THOUSANDS)
----------------------------------------------------------------------------------------


                                                                           2002    2001     2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation with a related party. . . . . . .      -      (1)     (472)
  Borrowings on notes payable. . . . . . . . . . . . . . . . . . . . . .    402     158       656
  Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . .      -    (100)   (2,772)
  Payments on long-term debt with related parties. . . . . . . . . . . .      -       -      (429)
  Payments on long-term debt, others . . . . . . . . . . . . . . . . . .      -       -    (1,042)
                                                                          ------  ------  --------
           Net cash flows from financing activities. . . . . . . . . . .    402      57    (4,059)
                                                                          ------  ------  --------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . . .     (2)   (164)      104

CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . . . . . . .      3     167        63
                                                                          ------  ------  --------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1   $   3   $   167
                                                                          ======  ======  ========

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the year for interest, principally to a related party  $   -   $   -   $   853
  Cash paid during the year for income taxes . . . . . . . . . . . . . .      -       -         6

See notes to consolidated financial statements.

MURDOCK  COMMUNICATIONS  CORPORATION

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000  (CONCLUDED)
----------------------------------------------------------------

SUPPLEMENTAL  DISCLOSURES  OF  2002  NONCASH INVESTING AND FINANCING ACTIVITIES:

The Company issued 40,000 shares of common stock in exchange for the extinguishment of an accrued expense.

SUPPLEMENTAL  DISCLOSURES  OF  2001  NONCASH INVESTING AND FINANCING ACTIVITIES:

In connection with the sale of the Priority International Communications, Inc. subsidiary, the Company received a note receivable for $96,000 and assigned it to MCC Investment Company, LLC to repay outstanding debt and accrued interest.

During the year the Company issued 179,600 common stock warrants and recorded a $45,000 increase to common stock warrants and deferred financing costs which costs were recorded as interest expense due to the past due status of the underlying debt.

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

The Company recorded $94,000 representing treasury stock received in the cashless sale of the Incomex subsidiary, representing 250,000 shares of common stock, and the net assets of the Company decreased by $1,648,000 related to the sale.

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

See  notes  to  consolidated  financial  statements.

MURDOCK  COMMUNICATIONS  CORPORATION

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
---------------------------------------------------

1.     BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION OF BUSINESS - Murdock Communications Corporation (individually, or collectively with its wholly-owned subsidiaries discussed below, referred to herein as the "Company") had been engaged in recent years in the business of providing operator services and call processing to North American payphones, hotels and institutions, database profit management services and telecommunications billing and collection services for the hospitality industry and outsourced operator services for the telecommunications industry. The Company operated its business under three business units prior to the sales discussed below. At December 31, 2002 and 2001 the Company had no operating activities and no reportable segments. The Company continues to exist as a public shell for use as a reverse merger vehicle.

MTS - Murdock Technology Services ("MTS") was created in 1998 to meet the needs of the hospitality telecommunications management market by providing database profit management services and other value added telecommunication services. The division's main product, the MCC Telemanager (TM), was a proprietary software and hardware product, created to help manage telecommunication installations and services in the hospitality market.

In February 2000, the Company entered into a Rental Agreement with Telemanager.net providing for the lease of MCC Telemanager (TM) technology by Telemanager.net in exchange for monthly rental payments to the Company. On December 20, 2000, the Company sold all the primary assets which were subject to the Rental Agreement to Telemanager.net. Telemanger.net is owned by former executives of the Company.

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

Effective July 31, 2001 the Company sold 100% of the stock of PIC to a third party who is related to a director, executive officer and shareholder of the Company (see Note 3).

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $45.8 million and current liabilities exceed current assets by $22.5 million at December 31, 2002. The Company also is past due in the payment of approximately $14.6 million in principal and accrued interest payable. If the creditors who hold the past due debt seek to enforce their payment rights, the Company would not be able to repay the debt. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management's plans are discussed below.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing and refinancing as may be required. Management's plans to accomplish these objectives include, but are not limited to, the following:

- The Company intends to continue to negotiate with its creditors to restructure indebtedness and obtain financing to fund operations. The Company believes that possible sources of funds will primarily consist of advances from Polar Molecular Corporation ("Polar"). If the Company is unsuccessful in this strategy, the Company may not be able to continue operating as a going concern.

- The Company has an agreement with Polar to use the Company's public shell as a reverse merger vehicle. On December 19, 2001 the Company and Polar entered into an Agreement and Plan of Merger (see Note 2). The merger is subject to a number of significant closing conditions, including, among others, approval by the shareholders of the parties, that shareholders owning no more than 1,000 shares of the Company's or Polar's common stock shall have exercised dissenters' or appraisal rights with respect to the merger, the conversion of substantially all of the Company's indebtedness into equity, and completion of the merger by May 15, 2003. If the merger is not completed for any reason, the Company will continue to be subject to a significant amount of past due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. The Company also would not be able to continue to borrow from Polar, which has been the Company's principal source of cash since the beginning of 2002. The Company can make no assurance that it would be able to identify another merger transaction if the merger is not completed, and in such event, the Company would not be able to continue as a going concern.

- The Company retains an investment banker, Berthel Fisher & Company Financial Services, Inc. ("Berthel"), to assist the Company regarding the identification and investigation of strategic alternatives available to the Company. Berthel, including entities related to Berthel, is a significant shareholder of the Company.

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

FURNITURE AND EQUIPMENT - Furniture and equipment were stated at cost. For financial reporting purposes, depreciation and amortization were computed on these assets using the straight-line method over their estimated useful lives of five years. For income tax purposes, accelerated methods were used. Furniture and equipment were fully depreciated and written off in 2001.

INTANGIBLE ASSETS - Intangible assets relate to deferred financing and lease and loan restructuring costs. Financing and lease and loan restructuring costs incurred were deferred and were amortized over the new or restructured lease and loan agreement terms using the effective interest method. All amounts were fully amortized at December 31, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviewed long-lived assets for impairment whenever events or changes in circumstances indicated the carrying amount of these assets may not be recoverable. See Note 3 for impairments recorded in 2000.

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

STOCK-BASED COMPENSATION - At December 31, 2002 the Company has two stock-based employee compensation plans which are more fully described in Note 8. As permitted by Statement of Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of SFAS 123" had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No compensation expense was recorded in connection with the grant of options for the years ended December 31, 2002, 2001 and 2000, respectively, as all options granted under the plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.



                                           2002      2001      2000
Net loss attributable to   As reported   $(2,941)  $(1,814)  $(4,427)
  common shareholders      Pro forma      (2,941)   (1,837)   (4,731)

Net loss per common share  As reported   $ (0.24)  $ (0.15)  $ (0.41)
                           Pro forma       (0.24)    (0.15)    (0.44)



The weighted average fair values at date of grant for options granted during 2000 were estimated to be $45,000. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: ten year expected life; stock volatility of 221% in 2000; risk-free interest rate of 5.2% in 2000; and no dividends during the expected term. No options were granted during 2002 or 2001 and the pro forma amounts reflect options vesting during the year.

NET LOSS PER COMMON SHARE - Basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the year. The warrants outstanding are anti-dilutive and are, therefore, excluded from the computation of loss per share. In the future, the warrants may become dilutive. Potential common shares excluded from the per share computation because they were antidilutive are as follows:


                                 YEARS ENDED DECEMBER 31,

                                   2002    2001   2000
    Options. . . . . . . . .           -       -     -
    Warrants . . . . . . . .      73,484  45,454     -
                                  ------  ------  ----
    Total. . . . . . . . . .      73,484  45,454     -
                                  ======  ======  ====

The exercise prices on all outstanding options and warrants exceed the market price of the Company's common stock at December 31, 2002, 2001 and 2000, except as noted above.

RECLASSIFICATIONS - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations. This statement requires reclassification of all prior period extraordinary items related to debt extinguishments. The provisions of this statement are effective for fiscal years beginning after May 15, 2002.

2.     PROPOSED  MERGER  WITH  POLAR

On December 19, 2001 the Company and Polar entered into an Agreement and Plan of Merger (as amended, the "Agreement"). Under the terms of the Agreement, the outstanding shares of Polar's common stock will be converted into the number of shares of the Company's no par value common stock (the "Common Stock") equal to 80% of the outstanding shares of the Common Stock as of the effectiveness of the merger and the Company's shareholders will retain a 20% ownership. The outstanding warrants and options of the Company will remain outstanding after the completion of the merger and the outstanding warrants and options of Polar will be converted into warrants and options to purchase Common Stock based on the exchange ratio in the merger.

Polar develops and markets fuel additives. Polar's primary product, DurAlt(R)FC, is a patented fuel additive that has been proven effective at reducing combustion chamber deposits and reducing octane requirement increase in combustion engines. Polar had a stockholders' deficit of $4.2 million (unaudited) at September 30, 2002 and revenues for its fiscal year ended March 31, 2002 were $162,000 (unaudited).

One of the conditions to completing the merger is that the Company must cause its creditors to forgive and/or convert into equity sufficient liabilities such that the Company's liabilities, excluding loans from Polar and professional fees directly related to the merger, do not exceed its assets at the time of the merger. As of December 31, 2002, the Company's liabilities exceeded its assets by approximately $21.9 million, excluding loans from Polar and professional fees directly related to the merger. As of December 31, 2002, the Company has reached agreements with the holders of the Company's debt or other obligations in the aggregate amount of approximately $21.0 million for the satisfaction of such liabilities in exchange for approximately 4,570,000 shares of the Company's common stock and the payment by the Company of approximately $570,000 in cash. However, as of March 7, 2003 the Company is in default on the terms of one of these settlement agreements for $11.2 million requiring a cash payment of $485,000. Also see Note 16. All of the agreements are contingent on the closing of the merger and/or the cash payment.

To satisfy the above mentioned closing condition, the Company must reach additional agreements with its creditors. Any conversions of liabilities to equity will dilute the outstanding common stock held by the current shareholders. The Company also must raise sufficient funds to make all of the payments that may be required under the agreements with the Company's creditors, and there can be no assurance that such funds will be available from Polar or otherwise. If the Company is not able to satisfy the net worth test, Polar will have the right to terminate the merger agreement.

The Company filed an S-4 Registration Statement with the Securities and Exchange Commission in February 2003 in connection with the proposed merger.

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

Summary operating results of the discontinued operations of Incomex are as follows for the year ended December 31, 2000 (amounts expressed in thousands):



                                     2000
Revenues. . . . . . . . . . . . .  $ 2,987
Expenses. . . . . . . . . . . . .   (4,162)
                                   --------
Loss from discontinued operations  $(1,175)
                                   ========


The loss from discontinued operations includes goodwill and fixed asset impairment charges of approximately $4.3 million for 2000.

Effective July 31, 2001, the Company sold all the shares of PIC to Dartwood, LLC for a total purchase price of $196,000, comprised of $100,000 cash and a noninterest bearing promissory note of $96,000 payable in 24 monthly installments of $4,000. A director, executive officer and significant shareholder of the Company is related to the owner of Dartwood, LLC.

Summary operating results of the discontinued operations for PIC are as follows for the years ended December 31, 2001 and 2000 (amounts expressed in thousands):



                                    2001      2000
Revenues. . . . . . . . . . . . .  $2,438   $ 8,246
Expenses. . . . . . . . . . . . .   2,533    11,915
                                   -------  --------
Loss from discontinued operations  $  (95)  $(3,669)
                                   =======  ========

The loss from discontinued operations includes charges (credits) related to the following items for the year ended December 31, 2000 (amounts expressed in thousands):



                                              2000
Goodwill impairment . . . . . . . . . .      $3,300
USF fees. . . . . . . . . . . . . . . .        (894)
Telecommunications equipment impairment         600
                                             -------
Total . . . . . . . . . . . . . . . . .      $3,006
                                             =======


In December 1999, ATN received notice from the Universal Service Administrative Company ("USAC") that Universal Service Fund ("USF") fees were due. A carrier of interstate/intrastate calls is required to pay a USF fee based on a percentage of total call revenue. The USF fee is applicable to all calls carried after January 1, 1997. The notice was the first time that management became aware of any liability to this agency. It was management's belief that these USF fees had been charged to the end-user and remitted to USAC by its prior billing and collection firm. The prior billing and collection firm's position was that they had collected the USF fees and remitted them to ATN. As ATN is legally responsible for USF fees, in December 1999 it recorded an estimated liability of $1.7 million. During the first two months of 2001, ATN received credit memos from USAC which reflected a balance due to USAC of $806,000. Accordingly, ATN recorded a $894,000 credit for USF fees in the fourth quarter of 2000 based on the new information from USAC. The Company reached a settlement agreement with the prior billing and collection firm on January 25, 2001, which released the firm from any claims that ATN may have related to USF fees. Any liability related to USF fees was transferred to the purchaser of PIC.

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

On May 31, 2001, the AcNet entities filed a motion with the Iowa state court seeking permission to untimely file a counter-claim against the Company, and asked for damages against the Company of approximately $20 million plus punitive damages. The AcNet entities alleged the Company breached an oral agreement, committed fraudulent misrepresentation, and the AcNet entities also filed counts for common counts, action for account stated, and negligent misrepresentation. On September 6, 2001, the Company entered into a Compromise Settlement Agreement and Full and Final Release with the AcNet entities. Under the terms of the Agreement, the AcNet entities paid a nominal consideration to the Company and both parties exchanged releases on all claims against the other party.

5.     NOTES  PAYABLE

Notes  payable  as  of  December  31, 2002 and 2001, consisted of the following:


                                                                    (DOLLARS IN THOUSANDS)
                                                                    ----------------------

                                                                          2002    2001
Past due notes payable to individuals, $200,000 of which has been provided by related parties, bearing interest at
  the default rate of 18%, due March 5, 1999.  Warrants
  to purchase 300,000 shares of the Company's common
  stock were issued, 200,000 of which were issued to related parties, at an exercise price of $1.44 per share which expire, if unexercised, on March 31, 2004.. . . . . . . . . . . . . . . . . .  $  300  $  300

Past due notes payable to individuals, $25,000 of which has
 been provided by related parties, bearing interest at the
  default rate of 18%, due March 31, 1999.  Warrants to
  purchase 275,000 shares of the Company's common
  stock were issued, 25,000 of which were issued to related
  parties, at an exercise price of $1.75 per share which
  expire, if unexercised, on March 31, 2004.. . . . . . . . . . . . . .     275     275

Past due notes payable to individuals, $1,725,000 of which has been provided by related parties, bearing interest at the default rate of 18%, due November 30, 1999.  Warrants to purchase
  984,000 shares of the Company's common stock were
  issued, 230,000 of which were issued to related parties.
  The warrants were issued at exercise prices ranging
  from $2.50 to $3.53 and, if unexercised, expire on
  dates ranging from November 2003 to December 2003.. . . . . . . . . .   6,895   6,895

Past due note payable to consultant bearing interest at the default rate of 18%, due March 31, 1999.  Warrants to purchase 25,000 shares of the Company's common stock were issued at an
  exercise price of $1.75 per share which expire, if
  unexercised, on March 31, 2004. . . . . . . . . . . . . . . . . . . .      25      25

Past due note payable to an individual, bearing interest at the default
  rate of 18%, due May 19, 2001.. . . . . . . . . . . . . . . . . . . .     500     500


                                                                         (DOLLARS IN THOUSANDS)
                                                                         ----------------------
                                                                              2002       2001
Past due note payable to Murdock Communications Corporation
  Investment Company ("MCCIC") bearing interest at 12%,
  due June 21, 2001.  Warrants to purchase 4,289,897 shares
  of the Company's common stock were issued at a weighted
  average exercise price of $2.00 per share which, if unexercised, expire between December 2004 and April 2005.  The note is
  collateralized by substantially all assets of the Company (see
  additional terms below). . . . . . . . . . . . . . . . . . . . . . . . .       388       388

Past due revolving promissory note payable to MCCIC bearing
  interest at 12%, due June 21, 2001.  In 2002 warrants to purchase
  14,166 shares of the Company's common stock were issued at a weighted average exercise price of $.14 per share which, if unexercised, expire between January 2007 and March 2007.
  In 2001 warrants to purchase 179,600 shares of the Company's common stock were issued at a weighted average exercise price of
  $.13 per share which, if unexercised, expire between August 2006 and December 2006.  In 2000 warrants to purchase 909,224 shares of the Company's common stock were issued at a weighted average exercise price of $1.94 per share which, if unexercised, expire between December 2004 and April 2005.  The note is collateralized by substantially all assets of the Company (see additional terms
  below).. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       190       183

Past due notes payable to various Berthel entities, bearing interest
  at 12% due June 21, 2001.. . . . . . . . . . . . . . . . . . . . . . . .       200       200

Uncollateralized covertible notes payable to individuals, bearing interest at 12% due May 29, 2003 (see Note 6 for conversion terms).
  Warrants to purchase  978,724 shares of the Company's common stock were issued at an exercise price of $1.75 per share which,
  if unexercised, expire March 31, 2004. . . . . . . . . . . . . . . . . .       569       569

Uncollateralized convertible notes payable to related party individuals, bearing interest at 12% due May 29, 2003 (see Note 6 for
  conversion terms). . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,142     1,142

Uncollateralized convertible notes payable to Berthel, bearing interest
  at 12% due May 29, 2003 (see Note 6 for conversion terms). . . . . . . .     2,921     2,921

Uncollateralized one year notes payable to Polar, bearing interest at 10%.       395         -
                                                                            ---------  --------

Total notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,800    13,398
Past due or current portion of notes payable . . . . . . . . . . . . . . .   (13,800)   (8,766)
                                                                            ---------  --------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $ 4,632
                                                                            =========  ========

On June 17, 1999, the Company completed a bridge financing in the amount of $2.0 million with New Valley Corporation ("New Valley"). Pursuant to the bridge financing, the Company issued a note in the principal amount of $2.0 million (the "Note"). This principal and all unpaid accrued interest at 12% per annum were due July 21, 1999. The Company was past due on this note effective July 21, 1999. Warrants to purchase 250,000 shares of the Company's common stock were issued in connection with the Note at an exercise price of $3.50 per share and may be exercised at anytime through June 21, 2009. Because the Company did not repay the Note on or prior to September 21, 1999, the warrants may be exercised to purchase a total of 500,000 shares of the Company's common stock. On December 17, 1999, the Company amended the terms of the agreement with New Valley. The amendment reset the interest rate to 12% since inception (14% upon default) and the note was due in 5 monthly payments of $200,000 beginning January 17, 2000 with a final payment of $1.0 million on June 17, 2000. Waivers of any prior violations were included as part of the amendment. The Note was convertible into shares of common stock of the Company at the option of New
Valley at any time up to the maturity date. The number of shares in the conversion was to be obtained by dividing the principal amount of the Note converted by the conversion price of $3.00.

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

The Company reached a Compromise Settlement Agreement and Mutual Release with the FDIC on October 19, 2000 to pay $300,000 in settlement of two notes payable with a financial institution with combined principal of $900,000. As a result, the Company recorded a $722,000 extraordinary gain on extinguishment of debt, including interest, in the fourth quarter of 2000 when the settlement was paid.

6.     DEBT  RESTRUCTURING  PLAN

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

During  the  second  quarter  of  2000,  the Company transferred 1,063,584 Actel
Shares and issued Convertible Notes in an aggregate principal amount of $4.6 million in the Unit Offering in exchange for the cancellation of outstanding indebtedness in the amount of $9.2 million, resulting in a gain of approximately $3.3 million. The Convertible Notes accrue interest at the rate of 12% annually, with principal and accrued interest due on May 29, 2003, and are convertible into shares of the Company's no par value common stock at a conversion price of $3.03 per share (330 shares for each $1,000 due under the Convertible Notes). The Convertible Notes are uncollateralized obligations of the Company.

7.     COMMON  STOCK  WARRANTS

A summary of common stock warrant activity during the years ended December 31, 2002, 2001 and 2000 is as follows:



                                                                 WEIGHTED
                                                                 AVERAGE
                                                      WARRANT    WARRANT
                                         WARRANT       PRICE       PRICE     EXPIRATION
                                          SHARES     PER SHARE   PER SHARE     DATE

Balance at January 1, 2000.  . . . . .   5,866,591   $1.12-9.75  $     3.05  2002-2009

Warrants issued with termination of
  employment agreements. . . . . . . .     150,000         1.00        1.00       2003

Warrants issued with notes payable to
  MCCIC (Note 5) . . . . . . . . . . .   5,199,121    0.94-2.44        1.99  2004-2005

Warrants exercised . . . . . . . . . .     (25,000)        1.75        1.75

Warrants cancelled . . . . . . . . . .    (495,000)   3.50-4.13        3.88
                                        -----------

Balance at December 31, 2000 . . . . .  10,695,712    1.12-9.75        2.44  2002-2009

Warrants issued in connection with
  MCCIC advances (Note 5). . . . . . .     179,600    0.05-0.38        0.13       2006
                                        -----------

Balance at December 31, 2001 . . . . .  10,875,312    0.05-9.75        2.40  2002-2009

Warrants issued in connection with
  MCCIC advances (Note 5). . . . . . .      14,166    0.08-0.17        0.14       2007
                                        -----------

Balance at December 31, 2002 . . . . .  10,889,478    0.05-9.75        2.40  2003-2009
                                        ===========



The weighted average remaining life of the warrants was 1.9, 2.3 and 3.1 years at December 31, 2002, 2001 and 2000, respectively.

Warrants  outstanding  and  exercisable  at  December  31, 2002 were as follows:



             EXERCISE PRICE      WARRANTS
             $0.05-$0.38          193,766
              0.94. . . .         435,467
              1.00. . . .         150,000
              1.12. . . .         229,279
              1.25. . . .         200,000
              1.31. . . .         884,804
              1.44. . . .          21,000
              1.50. . . .         100,000
              1.75. . . .       1,918,228
              2.09. . . .         499,600
              2.19. . . .          40,000
              2.25. . . .         831,467
              2.44. . . .       2,207,783
              2.50-3.00 .          90,000
              3.01-3.25 .       1,798,084
              3.26-3.60 .       1,210,000
              9.75. . . .          80,000
                               ----------
                               10,889,478
                              ===========



On March 22, 2001, the Company extended the expiration date of 1,939,228 warrants from March 31, 2001 to March 31, 2002. On March 21, 2002 these warrants were extended to March 31, 2003. Subsequently, on March 5, 2003 these warrants were extended to March 31, 2004.

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

A summary of stock option activity under the 1993 Plan during the years ended December 31, 2002, 2001 and 2000, is summarized as follows:


                                                           WEIGHTED               WEIGHTED
                                                           AVERAGE                AVERAGE
                                                           OPTION                  OPTION
                                OPTIONS     OPTION PRICE    PRICE     OPTIONS      PRICE
                               OUTSTANDING    PER SHARE   PER SHARE  EXERCISABLE  PER SHARE
Balance at January 1, 2000        221,101   $1.88-2.25  $     2.06      182,564  $     2.02
  Cancelled. . . . . . . . .      (20,299)        1.88
  Cancelled. . . . . . . . .      (15,523)        1.88
  Cancelled. . . . . . . . .       (5,000)        2.25
  Cancelled. . . . . . . . .       (8,836)        2.00
                              ------------
Balance at December 31, 2000      171,443    1.88-2.25        2.09      171,443        2.09
  Cancelled. . . . . . . . .      (67,899)        1.88
  Cancelled. . . . . . . . .       (8,836)        2.00
  Cancelled. . . . . . . . .      (94,708)        2.25
                              ------------
Balance at December 31, 2001
  and 2002 . . . . . . . . .            -            -           -            -           -
                              ============


At December 31, 2002, 253,029 shares were available for future grants. The Company has reserved 253,029 shares of common stock in connection with the 1993 Plan.

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

A summary of stock option activity under the 1997 Stock Option Plan for the years ended December 31, 2002, 2001 and 2000, is as follows:


                                                         WEIGHTED                 WEIGHTED
                                                         AVERAGE                  AVERAGE
                                                          OPTION                   OPTION
                                OPTIONS     OPTION PRICE  PRICE       OPTIONS      PRICE
                              OUTSTANDING   PER SHARE   PER SHARE   EXERCISABLE  PER SHARE
Balance at January 1, 2000      1,289,957   $2.00-4.16  $     2.64    1,106,259  $     2.63
  Cancelled. . . . . . . . .     (323,236)   2.25-2.75
  Cancelled. . . . . . . . .     (600,000)   2.25-3.50
  Cancelled. . . . . . . . .       (1,164)        2.00
  Cancelled. . . . . . . . .      (15,000)   3.13-4.16
  Cancelled. . . . . . . . .      (15,000)   3.13-4.16
  Cancelled. . . . . . . . .      (10,000)        3.13
  Cancelled. . . . . . . . .       (2,000)        3.88
  Cancelled. . . . . . . . .       (5,500)        2.56
  Cancelled. . . . . . . . .       (4,500)        2.75
  Granted at market. . . . .       20,000         2.25
                              ------------
Balance at December 31, 2000      333,557    2.00-2.81        2.58      323,557        2.58
  Cancelled. . . . . . . . .       (1,164)        2.00
  Cancelled. . . . . . . . .     (102,393)        2.25
  Cancelled. . . . . . . . .     (135,000)        2.75
                              ------------
Balance at December 31, 2001       95,000    2.25-2.81        2.69       95,000        2.69
  Cancelled. . . . . . . . .      (75,000)        2.81
                              ------------
Balance at December 31, 2002       20,000         2.25        2.25       20,000        2.25
                              ============


At December 31, 2002, 1,707,471 shares were available for future grants and the remaining life of the options outstanding was eight years. The Company has reserved 1,727,471 shares of common stock in connection with the 1997 Stock Option Plan.

9.     INCOME  TAXES

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):


                                2002           2001         2000

Continuing  operations  -
    Current, state            $    -       $    -       $       (9)
                              ========     ========     ===========

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2002, 2001 and 2000 is less than the amounts computed by applying the statutory federal income tax rate of 35% to the income (loss) before income taxes from continuing operations due to the following items (dollars in thousands):



                                                   2002      2001      2000
Computed expected amount. . . . . . . . . . . .  $(1,029)  $(1,062)  $    50
Amortization and write-down of goodwill . . . .        -         -     1,313
State income taxes, net of federal tax benefit.        -         -        (9)
Change in valuation allowance . . . . . . . . .    1,029     1,062    (1,363)
                                                 --------  --------  --------
  Income tax provision (benefit). . . . . . . .  $     -   $     -   $    (9)
                                                 ========  ========  ========


At December 31, 2002 the Company has net operating loss carryforwards for federal income tax purposes of approximately $40 million to use to offset future taxable income. These net operating losses will expire between 2008 and 2022.

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

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (dollars in thousands):


                                                  2002       2001
Deferred tax assets:
  Current:
    Allowance for doubtful accounts receivable  $     63   $     62
                                                ---------  ---------

  Noncurrent:
    Interest and other accruals. . . . . . . .     1,033      1,521
    Carryforward of net operating loss . . . .    13,862     13,224
                                                ---------  ---------
                                                  14,895     14,745
                                                ---------  ---------
Total deferred tax assets. . . . . . . . . . .    14,958     14,807
Valuation allowance for deferred tax assets. .   (14,958)   (14,807)
                                                ---------  ---------
Net deferred tax assets. . . . . . . . . . . .  $      -   $      -
                                                =========  =========


A valuation allowance for the entire balance of deferred tax assets has been recorded because management believes it is more likely than not that such assets will not be realized due to the Company's history of operating losses.

10.     COMMITMENTS  AND  CONTINGENCIES

At December 31, 2002 the Company's only operating lease is a month to month lease of office space with a related party in the amount of $500 per month. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $6,000, $20,000 and $95,000, respectively.

The Company guaranteed a facility lease between Actel and a third party. The lease expires in June 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection which was subsequently converted to Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee during 2001 or 2002. No loss, if any, has been recorded in the consolidated financial statements with respect to this matter.

The Company was notified by the FDIC of discrepancies between the amount of the Company's notes payable pledged as collateral by a note holder and the amount of notes payable recorded by the Company. The FDIC notified the Company on May 10, 2000, that the discrepancies total $770,000. Also, in July 2001, the Company was notified that Peoples Bank had obtained a judgment against a Company director and shareholder in the amount of $350,000, and that the collateral was a Company promissory note in the principal amount of $350,000. Another party has asserted that he is entitled to $500,000 allegedly outstanding under a note payable. Management believes that no funds were received by the Company with respect to these notes and that it has other defenses. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part or all of the amounts allegedly due under these notes. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

On November 23, 2001 three individuals, one of which was a former officer and director of the Company, filed suit against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage for the claims by that plaintiff. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. In November 2002, the Company entered into a settlement agreement providing for the issuance by the Company of 517,000 shares of the Company's common stock to the three plaintiffs and one other individual who did not file suit. The effectiveness of the settlement is contingent on the closing of the proposed merger with Polar. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of December 31, 2002 the Company had been notified by several state taxing authorities that approximately $46,000 of past due taxes and penalties is allegedly owed. Some of the states have assigned the alleged amounts due to collection agencies or filed tax warrants. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of these amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of December 31, 2002 the Company had been notified by several vendors that approximately $45,600 is owed. Management believes that it has meritorious defenses against these amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2001 and 2000. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

On  November 16, 1998 the Company entered into an Employment Agreement with Paul
C. Tunink, Chief Financial Officer. The Employment Agreement had a term through November 30, 1999 and renewed automatically from year to year thereafter, unless terminated by either party, and provided for a base salary of not less than $128,000. The Employment Agreement contained a provision restricting competition with the Company for a period of one year following termination of employment. Mr. Tunink's Employment Agreement provided that if his employment was terminated by the Company for any reason other than cause, Mr. Tunink would be entitled to receive severance at an annual rate of $128,000 for one year and continuation of health insurance coverage for one year. During the fourth quarter of 2001, Mr. Tunink's employment was terminated in an effort to control costs. As of December 31, 2001, the Company recorded a payable of approximately $146,000 related to this severance agreement.

11.     RELATED  PARTY  TRANSACTIONS

The Company conducts a significant amount of business with Berthel and other affiliated entities. Berthel provided lease and other financing services, including investment banking, to the Company. Other affiliated entities provided financing, consulting and miscellaneous services to the Company. See
Note  5  for  the  disclosure of the various related party financing agreements.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. The creditors committee agreed to forbear from taking actions to collect past due debt owed by the Company in the absence of the unanimous approval of the creditors committee. As of December 31, 2002, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

In January 2000, the Company retained Berthel to assist the Company regarding the identification and investigation of strategic alternatives that might be available to the Company. Various fees were paid to Berthel under the Placement Agreement including a monthly retainer and placement fees. The Company paid Berthel total fees of $536,000 during 2000. This agreement was revised on July 1, 2001 for a period of 12 months with annual renewal options. The agreement allows for a monthly retainer fee of $20,000 and other success fees defined in the agreement based on the strategic event that occurs. The expenses related to the previous agreement and the revised agreement for 2002 and 2001 were $248,131 and $218,980, respectively. As of December 31, 2002 the Company owes Berthel $442,111 under both agreements.

The Company has subleased office space from Berthel Fisher & Company Management Corp., an affiliate of Berthel, since October 2001 on a month-to-month basis. The expense related to this sublease agreement for 2002 and 2001 was $6,000 and $1,500, respectively. The Company owes Berthel Fisher & Company Management Corp. approximately $7,500 in rental payments as of December 31, 2002.

On July 1, 1994, the Company entered into an agreement with a minority shareholder to provide telecommunication services to hotels owned and managed by Larken, Inc., a company 50% owned by the minority shareholder. Revenues of $0, $0 and $109,000 were generated from such agreement for the years ended December 31, 2002, 2001 and 2000, respectively. The agreement provided for a fixed payment of $30,000 per month in commissions to be paid to the minority shareholder. This agreement was terminated in June 2000.

In January 2000, the Company entered into a letter agreement with Pirinate Consulting Group, LLC ("Pirinate"), an entity controlled by Eugene I. Davis, for the personal services of Mr. Davis as the Company's Interim Chairman of the Board and Interim Chief Executive Officer. Pirinate received $15,000 a month plus out-of-pocket expenses for these services. In May 2000 Mr. Davis became the Chairman of the Board and Chief Executive Officer of the Company. Mr. Davis resigned on October 9, 2001 as Chief Executive Officer and remained on the Board of Directors.

The Company entered into an agreement dated August 1, 2002, as amended, with Pirinate, whereby Pirinate agreed to provide the services of Eugene I. Davis to serve as Chairman of the Board and Chief Executive Officer effective August 1, 2002. Under the agreement, the Company issued 40,000 shares of the Company's common stock to Pirinate in satisfaction of unpaid fees for Mr. Davis' past services and the Company agreed to pay Pirinate $3,000 per month during the term of Mr. Davis' services. The Company also agreed to contingent compensation of 4,000 shares of the Company's common stock per month, contingent upon the closing of the proposed merger with Polar.

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

During 2002, Mr. Wright served as the Company's Interim Principal Accounting Officer and received compensation of $4,000 per month.

A summary of transactions with related parties for the years ended December 31, 2002, 2001 and 2000 is as follows (dollars in thousands):



                                                          2002   2001    2000
Consulting expense - Prentice (included in discontinued
  operations). . . . . . . . . . . . . . . . . . . . . .  $   -  $ 105  $   15
Consulting expense - director. . . . . . . . . . . . . .     48      -       -
Consulting expense - Pirinate. . . . . . . . . . . . . .     15    121     181
Interest expense on related party notes payable. . . . .    542    539   1,620
Interest expense on notes payable to Berthel . . . . . .    375    372     243
Interest expense on notes payable to MCCIC . . . . . . .     69     68      36
Interest expense on notes payable to Polar . . . . . . .     20      -       -
Commissions to minority shareholder. . . . . . . . . . .      -      -     180
Investment banking and placement fees to Berthel . . . .    248    219     536
Lease payments to Berthel. . . . . . . . . . . . . . . .      -      -     840
Rent expense on lease with Berthel . . . . . . . . . . .      6      2       -


     Certain parties were considered related parties in 2000 but not in 2001 or 2002 due to the disposition of assets.

12.     PROFIT  SHARING  PLAN

The Company had a profit sharing plan under Section 401(k) of the Internal Revenue Code. Employees were eligible to participate in the plan after completing three months of service. There were no contributions required and no discretionary contributions made to the plan for the year ended December 31, 2000.

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

The estimated fair values of the Company's other significant financial instruments at December 31, 2002 and 2001 are as follows (dollars in thousands):


                             2002               2001
                       ----------------   ----------------

                       CARRYING    FAIR   CARRYING    FAIR
                        AMOUNT    VALUE    AMOUNT    VALUE
Long-term debt          $   -     $   -    $4,632    $   -



14.     SUBSEQUENT  EVENT

During the period from January 1, 2003 through March 7, 2003, the Company borrowed $44,753 from Polar. The notes are payable on January 16, 2004 and February 4, 2004 and bear interest at 10%.

15.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (dollars in thousands except per share data). These quarterly results have been reclassified from those previously reported in form 10-Q's filed with the Securities and Exchange Commission to reflect the results of operations for PIC, that was sold effective July 31, 2001, as discontinued operations for all periods presented.



                                               FIRST      SECOND     THIRD     FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
2002
----
Revenues . . . . . . . . . . . . . . . . .   $    -     $    -     $    -     $    -    $     -
Gross profit . . . . . . . . . . . . . . .        -          -          -          -          -
Loss from continuing operations  . . . . .     (696)      (733)      (763)      (749)    (2,941)
Net loss . . . . . . . . . . . . . . . . .     (696)      (733)      (763)      (749)    (2,941)

Basic and diluted net loss per common share  $(0.06)    $(0.06)    $(0.06)    $(0.06)   $ (0.24)



                                                         FIRST     SECOND      THIRD     FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
2001
----
Revenues. . . . . . . . . . . . . . . . . . . . . . .  $     21   $      1   $      -   $      -   $    22
Gross profit. . . . . . . . . . . . . . . . . . . . .        21          1          -          -        22
Loss from continuing operations . . . . . . . . . . .      (733)      (776)      (546)      (978)   (3,033)
Net income (loss) . . . . . . . . . . . . . . . . . .      (832)      (858)       854       (978)   (1,814)

Basic and diluted net income (loss) per common share.  $  (0.07)  $  (0.07)      0.07   $  (0.07)  $ (0.15)


The third quarter of 2001 includes a $1,314,000 gain on the sale of PIC in net income. The fourth quarter of 2001 includes a $146,000 severance accrual in loss from continuing operations (see Note 10).

Per share information is calculated for each quarterly and annual period using average outstanding shares for the period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

16.     SUBSEQUENT EVENT (UNAUDITED)

On March 31, 2003, a settlement agreement that the Company had entered into with a financial institution in which the financial institution agreed to accept payment of $100,000 in cash and 475,000 shares of the Company's common stock in full satisfaction of all principal and interest due of approximately $964,000 as of December 31, 2002, expired.

                                    * * * * *


MURDOCK  COMMUNICATIONS  CORPORATION

SCHEDULE  -  VALUATION  AND  QUALIFYING  ACCOUNTS
YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
---------------------------------------------------

                                                  NET
                                     BALANCE    CHARGES                    BALANCE
                                        AT        TO                         AT
                                    BEGINNING   COSTS AND                  END OF
                                     OF YEAR    EXPENSES   DEDUCTIONS       YEAR
Year ended December 31, 2002
  Allowance for doubtful accounts   $    179  $       -   $         -      $ 179

Year ended December 31, 2001
  Allowance for doubtful accounts        225        (46)            -        179

Year ended December 31, 2000
  Allowance for doubtful accounts        152         98            25        225