Form 10-Q
period 2003-03-31
MURDOCK COMMUNICATIONS CORP
filed 2003-05-20
CIK 908754

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

                                          OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

         For the transition period from _______ to _________


                      Commission File Number   000-21463
                                               ---------

                       Murdock Communications Corporation
                       ----------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                 Iowa                                   42-1339746
         --------------------                     -------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                      701 Tama Street  Marion, Iowa  52302
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

                                          Yes    X          No
                                                ---             ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes              No    X
                                                ---             ---

On March 31, 2003, there were outstanding 12,304,967 shares of the Registrant's no par value Common Stock.

                       MURDOCK COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                                 March 31, 2003

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION


                                                                        Page
Item 1.   Consolidated Balance Sheets (unaudited)
           as of March 31, 2003 and December 31, 2002. . . . . . . .      3
          Consolidated Statements of Operations (unaudited)
           for the Three Months Ended March 31, 2003 and 2002 . . . .     5
          Consolidated Statements of Cash Flows (unaudited)
           for the Three Months Ended March 31, 2003 and 2002 . . . .     6
          Notes to Consolidated Financial Statements (unaudited). . .     7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .    14

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk. . . . . . . . . . . . . . . . . . . . . . . .    19

Item 4.   Controls and Procedures . . . . . . . . . . . . . . . . . .    19


PART  II  -  OTHER  INFORMATION


                                                                        Page
Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . .    20

Item 2.      Changes in Securities and Use of Proceeds. . . . . . . .    20

Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . .    20

Item 4.      Submission of Matters to a Vote of Security Holders. . .    20

Item 5.      Other Information. . . . . . . . . . . . . . . . . . . .    20

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . .    20

             Signatures . . . . . . . . . . . . . . . . . . . . . . .    23
             Certifications . . . . . . . . . . . . . . . . . . . . .    24


PART  I     FINANCIAL  INFORMATION

                      MURDOCK COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (Dollars in thousands)
                                  (Unaudited)

                                           MARCH 31, 2003   DECEMBER 31, 2002*
                                           --------------   ------------------
ASSETS

CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . .  $             1  $                 1
  Prepaid expenses and other
   current assets . . . . . . . . . . . .                5                    7
                                           ---------------  -------------------
     TOTAL CURRENT ASSETS . . . . . . . .                6                    8
                                           ---------------  -------------------

OTHER ASSETS
  Other noncurrent assets . . . . . . . .                1                    1
                                           ---------------  -------------------
     TOTAL OTHER ASSETS . . . . . . . . .                1                    1
                                           ---------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . .  $             7  $                 9
                                           ===============  ===================


* Note: The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date.


          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                      March 31, 2003 and December 31, 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     MARCH 31, 2003    DECEMBER 31, 2002*
                                                                                    ----------------  --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         7,186                 7,186
  Notes payable with related parties . . . . . . . . . . . . . . . . . . . . . . .            6,658                 6,614
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,085                   960
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,835                 7,272
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              413                   436
                                                                                    ----------------  --------------------
     TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .           23,177                22,468
                                                                                    ----------------  --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, no par or stated value:  authorized - 40,000,000 shares; issued
   and outstanding: 2003 and  2002 - 12,554,967 shares . . . . . . . . . . . . . .           22,291                22,291
  Common stock warrants:  Issued and outstanding:  2003 - 11,927,913
   and 2002 - 10,889,478 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,052                 1,052
  Treasury stock at cost: 2003 and 2002 - 250,000 shares . . . . . . . . . . . . .              (94)                  (94)
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .              134                   134
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (46,553)              (45,842)
                                                                                    ----------------  --------------------
     TOTAL SHAREHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . . . . .          (23,170)              (22,459)
                                                                                    ----------------  --------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             7   $                 9
                                                                                    ================  ====================


*  Note:  The  consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements  at  that  date.

          See accompanying notes to consolidated financial statements.

                        MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended March 31, 2003 and 2002
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                MARCH 31, 2003    MARCH 31, 2002
                                                                --------------    --------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -    $            -

COSTS OF SALES. . . . . . . . . . . . . . . . . . . . . . . .                -                 -
                                                               ----------------  ----------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . .                -                 -

OPERATING EXPENSES
 Selling, general and administrative expenses . . . . . . . .              149               144
                                                               ----------------  ----------------
   TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . . . .              149               144
                                                               ----------------  ----------------

LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . .             (149)             (144)

NON-OPERATING INCOME (EXPENSE)
 Interest expense, net. . . . . . . . . . . . . . . . . . . .             (563)             (553)
 Other income . . . . . . . . . . . . . . . . . . . . . . . .                1                 1
                                                               ----------------  ----------------
   TOTAL NON-OPERATING INCOME (EXPENSE) . . . . . . . . . . .             (562)             (552)
                                                               ----------------  ----------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (711)  $          (696)
                                                               ================  ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE . . . . . . . . .  $         (0.06)  $         (0.06)
                                                               ================  ================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.       12,304,967        12,264,967
                                                               ================  ================


          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               THREE MONTHS
                                                                              ENDED MARCH  31,
                                                                                2003    2002
                                                                               ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(711)  $(696)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FLOWS FROM OPERATING ACTIVITIES

  Changes in operating assets and liabilities:
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      2      (4)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    125      11
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    540     559
                                                                               ------  ------
       NET CASH FLOWS FROM OPERATING ACTIVITIES . . . . . . . . . . . . . . .    (44)   (130)
                                                                               ------  ------

CASH FLOW FROM FINANCING ACTIVITIES:

  Borrowings on notes payable . . . . . . . . . . . . . . . . . . . . . . . .     44     132
                                                                               ------  ------
       NET CASH FLOW FROM FINANCING ACTIVITIES. . . . . . . . . . . . . . . .     44     132
                                                                               ------  ------

NET INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -       2

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .      1       3
                                                                               ------  ------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1   $   5
                                                                               ======  ======

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest. . . . . . . . . . . . . . . . . . .  $   -   $   -
Cash paid during the period for income taxes. . . . . . . . . . . . . . . . .      -       -


          See accompanying notes to consolidated financial statements.

                       MURDOCK COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

1.     SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------

BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Murdock Communications Corporation ("MCC" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ending March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission ("SEC"). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that you read these unaudited consolidated financial statements in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K (Commission File #000-21463) as filed with the Securities and Exchange Commission on April 16, 2003.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $46.6 million, and current liabilities exceed current assets by $23.2 million at March 31, 2003. The Company also is past due in the payment of approximately $15.1 million of principal and accrued interest on notes payable as of March 31, 2003. The Company was also past due with its trade vendors in the amount of approximately $1.2 million at March 31, 2003. If the creditors who hold the past due liabilities seek to enforce their payment rights, the Company would not be able to repay the liabilities. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

- The Company has an agreement with Polar to use the Company's public shell as a reverse merger vehicle. On December 19, 2001 the Company and Polar entered into an Agreement and Plan of Merger (see Note 2). The merger is subject to a number of significant closing conditions, including, among others, approval by the shareholders of the parties, that shareholders owning no more than 1,000 shares of the Company's or Polar's common stock shall have exercised dissenters' or appraisal rights with respect to the merger, the conversion of substantially all of the Company's indebtedness into equity, and completion of the merger by July 31, 2003. If the merger is not completed for any reason, the Company will continue to be subject to a significant amount of past due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. The Company also would not be able to continue to borrow from Polar, which has been the Company's principal source of cash since the beginning of 2002. The Company can make no assurance that it would be able to identify another merger transaction if the merger is not completed, and in such event, the Company would not be able to continue as a going concern.

- The Company retains an investment banker, Berthel Fisher and Company Financial Services, Inc. ("Berthel"), to assist the Company regarding the identification and investigation of strategic alternatives available to the Company. Berthel, including entities related to Berthel, is a significant shareholder of the Company.

Stock-Based  Compensation

As permitted by Statement of Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company measures stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but is required to make pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of SFAS 123" had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No compensation expense was recorded in connection with the grant of options for the quarters ended March 31, 2003 and 2002, respectively, as all options granted under the plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                              THREE MONTHS ENDED    THREE MONTHS ENDED
                                                MARCH 31, 2003        MARCH 31, 2002
                                              ------------------    ------------------
Net loss attributable to     As reported        $      (711)         $    (696)
  common shareholders        Pro forma                 (711)              (696)

Net loss per common share    As reported         $    (0.06)         $   (0.06)
                             Pro forma                (0.06)             (0.06)


Net  Loss  Per  Common  Share

Basic net loss per common share has been computed using the weighted average number of shares of the Company's no par value common stock (the "Common Stock") outstanding during the quarter. The warrants outstanding are anti-dilutive and are, therefore, excluded from the computation of loss per share. In the future, the warrants may become dilutive. Potential common shares excluded from the per share computation because they were anti-dilutive are as follows:


                                    THREE MONTHS
                                   ENDED MARCH 31,
                                   ---------------
                                   2003       2002
                                   ----       ----
    Options. . . . . . . . .            -         -
    Warrants . . . . . . . .      111,548    58,494
                                  -------    ------
    Total. . . . . . . . . .      111,548    58,494
                                  =======    ======


The exercise prices on all outstanding options and warrants exceed the market price of the Common Stock at March 31, 2003 and 2002, except as noted above.

2.     PROPOSED  MERGER  WITH  POLAR

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

Polar develops and markets fuel additives. Polar's primary product, DurAltFC, is a patented fuel additive that has been proven effective at reducing combustion chamber deposits and reducing octane requirement increase in combustion engines. Polar had a stockholders' deficit of $4.6 million at December 31, 2002 and revenues for its fiscal year ended March 31, 2002 were $162,000.

One of the conditions to completing the proposed merger is that the Company must cause its creditors to forgive and/or convert into equity sufficient liabilities such that the Company's liabilities, excluding loans from Polar and professional fees directly related to the merger, do not exceed its assets at the time of the merger. As of March 31, 2003, the Company's liabilities exceeded its assets by approximately $22.5 million, excluding loans from Polar and professional fees directly related to the merger. As of May 12, 2003, the Company has reached agreements with the holders of the Company's debt or other obligations in the aggregate amount of approximately $21.5 million for the satisfaction of such liabilities in exchange for approximately 5,398,000 shares of Common Stock and the payment by the Company of approximately $821,000 in cash, contingent upon the closing of the merger.

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

The Company filed an S-4 Registration Statement with the SEC in February 2003 in connection with the proposed merger. The Company filed an amendment to the S-4 Registration Statement with the SEC on May 13, 2003 and the S-4 Registration Statement was declared effective by the SEC on May 14, 2003.

If the merger is not completed for any reason, the Company will continue to be subject to a significant amount of past-due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. The Company also would not be able to continue to borrow from Polar, which has been the Company's principal source of cash since the beginning of 2002. Most of the agreements that the Company has reached with creditors to forgive debt or convert debt to equity are contingent on the completion of the merger with Polar. The Company can make no assurance that it would be able to identify another merger transaction or to reach new agreements with its creditors if the merger is not completed, and in such event the Company would not be able to continue as a going concern.

3.   NOTES  PAYABLE  AND  LONG-TERM  DEBT
     ------------------------------------

The Company's past due debt at March 31, 2003 includes approximately $13.1 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The Federal Deposit Insurance Company ("FDIC") liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to Republic Credit Corporation I ("Republic") . In March 2001, the Company received a demand letter from Republic for approximately $575,000 of principal plus accrued interest on several of the notes, and on July 5, 2001 Republic obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. A settlement was reached on June 20, 2002 with Republic to settle approximately $11.4 million of principal and accrued interest related to the notes as of March 31, 2002 for $500,000. The terms of the settlement required $15,000 to be paid to Republic upon signing of the agreement and the remaining $485,000 would be due upon consummation of the Company's pending merger transaction with Polar. The settlement initially provided that if the merger transaction with Polar was not completed for any reason on or before December 31, 2002, the agreement with Republic would be terminated except that Republic would retain the $15,000 paid by the Company. During November 2002, the Company entered into the first extension agreement with Republic. Under the terms of the first extension agreement the Company could request up to three additional one-month extensions of the original settlement deadline of December 31, 2002. Each one-month extension would be granted to the Company provided that the Company pay $10,000 prior to the first day of the month of any such extension to Republic. The Company made an extension payment of $10,000 for January 2003. During January 2003, the Company entered into the second extension agreement. Under the terms of the second extension agreement, the Company could request one additional one-month extension to April 30, 2003. Additionally, under the terms of the second extension agreement, the Company postponed payment of the February extension fee in exchange for an extension fee of $25,000 which was due prior to March 1, 2003 for the February and March extension fees. The Company was unable to make the $25,000 payment and received notification from Republic that the Company had defaulted on the agreement. On May 5, 2003 the Company entered into an amendment with Republic to cure the default. Under the terms of the amended settlement agreement, Republic agreed to accept payment of $235,000 in cash (including $35,000 paid upon signing the amendment), a note payable for $500,000 due one year from the closing of the proposed merger with Polar, and 350,000 shares of Common Stock in full satisfaction of all principal and interest due of approximately $11.4 million as of March 31, 2003, contingent upon the closing of the proposed merger with Polar prior to October 31, 2003. Until such time as the Company satisfies all of the conditions of the settlement agreement, the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

Buckeye Retirement Co., L.L.C. ("Buckeye") acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of Common Stock in full satisfaction of all principal and interest due under these notes which totaled $992,010 as of March 31, 2003. The shares to be received by Buckeye include 225,000 shares to be issued by the Company, 100,000 shares to be transferred by Guy O. Murdock, 75,000 shares to be transferred by Larry A. Cahill and 75,000 shares to be transferred by Wayne Wright. The terms of the settlement required $25,000 to be paid to Buckeye upon signing the agreement and $75,000 and the shares are due upon consummation of the Company's pending merger transaction with Polar. The terms of the settlement provided that if the merger transaction with Polar was not completed for any reason on or before March 31, 2003, the agreement with Buckeye would be terminated except that Buckeye would retain the $25,000 paid by the Company. As the merger transaction with Polar was not completed by March 31, 2003, the settlement agreement with Buckeye terminated. An extension agreement has been signed to extend the settlement agreement to the closing date of the merger. Until such time as the Company satisfies all of the conditions of the settlement agreement, the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

The total principal amount owed to MCCIC at March 31, 2003 is $577,316. The borrowings are past due and currently bear interest at 12%.

During the first quarter of 2003, the Company borrowed $44,753 from Polar. The borrowings are one-year notes bearing interest at 10% and are due January 16, 2004 and February 4, 2004. The total principal amount owed to Polar at March 31, 2003 is $439,540.

4.  COMMITMENTS  AND  CONTINGENCIES
    -------------------------------

At March 31, 2003 the Company's only operating lease is a month to month lease of office space with a related party in the amount of $500 per month.

In December 1999, Berthel entered into a Standstill Agreement with the Company. Under the Standstill Agreement, Berthel indicated its intention to form a creditors committee to represent the interests of Berthel and other creditors of the Company. The Company agreed to provide the creditors committee with access to information regarding the Company and its business and to advise the creditors committee in advance regarding certain significant corporate developments. The creditors committee may also demand that the Company take certain actions with respect to the Company's assets and business. As of March 31, 2003, the Company and Berthel are the only parties to the Standstill Agreement and Berthel is the only member of the creditors committee.

The Company has guaranteed a facility lease between Actel Integrated Communications, Inc. ("Actel") and a third party. The lease expires in September 2009 and total remaining noncancellable lease payments were $765,000 at December 31, 2000. Actel was current on its lease payments as of December 31, 2000. However, on April 11, 2001 Actel filed for Chapter 11 bankruptcy protection and on September 14, 2001 Actel's bankruptcy case was converted to a case under Chapter 7. The Company has not received any notification from the bankruptcy trustee or the third party regarding the guarantee as of March 31, 2003. No loss, if any, has been recorded in the financial statements with respect to this matter.

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

On November 23, 2001 three individuals, one of which was a former officer and director of the Company, and the purchasers of Incomex, filed suit against the Company, several former officers and directors of the Company and several related parties. These lawsuits allege that the named individuals and entities devised a scheme to defraud the three plaintiffs to personally borrow funds from a financial institution, invest the proceeds in the Company as a note payable with the promise of stock options and repayment of the notes, and give the financial institution a security interest in the notes under the Uniform Commercial Code. Unspecified damages sought by the plaintiffs include actual, punitive, and treble damages and court costs and attorney costs. The Company's Director and Officer ("D&O") insurance carrier has notified the Company that because one of the plaintiffs was a former director of the Company, that the D&O policy will not provide coverage for claims by that plaintiff. The Company believes that its D&O policy will provide coverage, up to the policy limit, in this lawsuit related to the other two plaintiffs. In November 2002, the Company entered into a settlement agreement providing for the issuance by the Company of 517,000 shares of Common Stock to the three plaintiffs and one other individual who did not file suit. The effectiveness of the settlement is contingent on the closing of the proposed merger with Polar. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of March 31, 2003 the Company had been notified by several state taxing authorities that approximately $46,000 of past due taxes and penalties is allegedly owed. Some of the states have assigned the alleged amounts due to collection agencies or filed tax warrants. Management believes that it has meritorious defenses against these amounts. No assurance can be given that the Company's defenses are valid or that the Company will not be liable for any part of the amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

As of March 31, 2003 the Company had been notified by several vendors that approximately $45,600 is owed. Management believes that it has meritorious defenses against these amounts. No loss, if any, has been recorded in the consolidated financial statements with respect to these matters.

The Company has divested certain of its businesses during 2000 and 2001. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. No loss, if any, has been recorded in financial statements with respect to these matters.

5.  SUBSEQUENT  EVENTS
    ------------------

As of May 19, 2003, the Company has borrowed an additional $66,000 from Polar and $7,170 from MCCIC subsequent to March 31, 2003.

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

RESULTS  OF  OPERATIONS
-----------------------

At March 31, 2003, the Company has no operating activities and no reportable segments. The Company's current strategic direction is to continue to negotiate with its creditors to restructure indebtedness and to use the Company's public shell as a merger vehicle. On December 19, 2001, the Company entered into an Agreement and Plan of Merger with Polar. The proposed merger is subject to a number of significant closing conditions, including, among others, approval by the stockholders of the parties, that shareholders owning no more than 1,000 shares of the Company's or Polar's common stock shall have exercised dissenters' or appraisal rights with respect to the merger, the conversion of substantially all of the Company's indebtedness into equity, and the completion of the merger by July 31, 2003. Because there are significant conditions remaining to be satisfied with respect to the proposed merger, no assurance can be given that the proposed merger will be consummated or, if consummated, that the terms of the proposed merger will be as presently contemplated. If the Company is unable to restructure its past due liabilities, or if the holders of the Company's past due liabilities seek to enforce their rights, the Company would not be able to complete the proposed merger with Polar or to continue as a going concern. See "Forward-Looking Statements" below.

COMPARISON  OF  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
-----------------------------------------------------------------

REVENUES  AND  COST  OF  SALES - The Company no longer has any revenue producing
------------------------------
activity as it sold its remaining operating entity during the third quarter of 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSE  -  Selling,  general  and
-----------------------------------------------
administrative expense increased $5,000 to $149,000 for the three months ended March 31, 2003 from $144,000 for the three months ended March 31, 2002. The increase in selling, general and administrative expense is primarily related to legal and other professional fees related with the proposed merger with Polar.

INTEREST  EXPENSE  -  Interest expense, including amortization of debt discount,
-----------------
increased $10,000 to $563,000 for the three months ended March 31, 2003, from $553,000 for the three months ended March 31, 2002. The increase is due to additional debt borrowings used to fund operations.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

At March 31, 2003, the Company's current liabilities of $23.2 million exceeded current assets of $6,000 resulting in a working capital deficit of $23.2 million. During the three months ended March 31, 2003, the Company used $44,000 in cash for operating activities. The Company received proceeds from new debt financing of $44,000 from Polar.

The Company must raise sufficient funds to make payments that may be required under agreements with the Company's creditors. The Company also must fund its current operations which average $50,000 per month and expenses associated with completing the proposed merger with Polar. The Company's only future source of cash is expected to come from Polar. The Company has no operating activities and no source of operating cash flow. If the Company is unsuccessful in continuing to obtain financing from Polar, the Company may not be able to continue as a going concern.

The Company's debt totaled $13.8 million as of March 31, 2003 compared with $13.8 million at December 31, 2002. As of March 31, 2003, the Company was past due in the payment of approximately $15.1 million in principal and accrued interest payments on notes payable. The Company was also past due with its trade vendors in the payment of approximately $1.2 million as of March 31, 2003.

During the three month period ended March 31, 2003, the Company borrowed approximately $44,000 from Polar. As of March 31, 2003, the Company had $439,540 principal outstanding under all loans from Polar. The borrowings are one-year notes bearing interest at 10%. One note for $125,000 is past due.

The Company's past due debt at March 31, 2003 includes approximately $13.1 million of notes and accrued interest which are believed to have been pledged by the holders of the notes to a bank as collateral for loans made by the bank to such holders. The FDIC liquidated this bank during 2000. The Company was notified in December 2000 that the FDIC sold substantially all the loans and related collateral to Republic. In March 2001, the Company received a demand letter from Republic for approximately $575,000 of principal plus accrued interest on several of the notes, and on July 5, 2001 Republic obtained a default judgment against the Company for $781,252 plus interest at the rate of 18% per year from and after February 6, 2001. A settlement was reached on June 20, 2002 with Republic to settle approximately $11.4 million of principal and accrued interest related to the notes as of March 31, 2003 for $500,000. The terms of the settlement required $15,000 to be paid to Republic upon signing of the agreement and the remaining $485,000 would be due upon consummation of the Company's pending merger transaction with Polar. The settlement initially provided that if the merger transaction with Polar was not completed for any reason on or before December 31, 2002, the agreement with Republic would be terminated except that Republic would retain the $15,000 paid by the Company. During November 2002, the Company entered into the first extension agreement with Republic. Under the terms of the first extension agreement the Company could request up to three additional one-month extensions of the original settlement deadline of December 31, 2002. Each one-month extension would be granted to the Company provided that the Company pay $10,000 prior to the first day of the month of any such extension to Republic. The Company made an extension payment of $10,000 for January 2003. During January 2003, the Company entered into the second extension agreement. Under the terms of the second extension agreement, the Company could request one additional one-month extension to April 30, 2003. Additionally, under the terms of the second extension agreement, the Company postponed payment of the February extension fee in exchange for an extension fee of $25,000 which was due prior to March 1, 2003 for the February and March extension fees. The Company was unable to make the $25,000 payment and received notification from Republic that the Company had defaulted on the agreement. On May 5, 2003 the Company entered into an amendment with Republic to cure the default. Under the terms of the amended settlement agreement, Republic agreed to accept payment of $235,000 in cash (including $35,000 paid upon signing the amendment), a note payable for $500,000 due one year from the closing of the proposed merger with Polar, and 350,000 shares of Common Stock in full satisfaction of all principal and interest due of approximately $11.4 million as of March 31, 2003, contingent upon the closing of the proposed merger with Polar prior to October 31, 2003. Until such time as the Company satisfies all of the conditions of the settlement agreement, the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

The Company continues to engage in discussions with its other creditors to restructure indebtedness. The obligation of Polar to complete the merger is subject to the condition that at the effective time of the merger the Company's liabilities will not exceed its assets, each as determined in accordance with generally accepted accounting principles, consistent with past practice. Any loans extended by Polar to the Company and liabilities for professional fees incurred directly related to the merger will be excluded from the amount of liabilities for purposes of this net worth test and the Company will also be entitled to a credit against its liabilities for purposes of the net worth test equal to any portion of certain amounts Polar is required to loan to the Company that the Company does not receive or chooses not to accept. As of March 31, 2003, the Company's liabilities exceeded its assets by approximately $22.5 million, excluding loans from Polar and professional fees directly related to the merger. As of May 12, 2003, the Company had reached agreements with the holders of the Company's debt or other obligations in the aggregate amount of approximately $21.5 million for the satisfaction of such obligations in exchange for the issuance by the Company of an aggregate of 5,398,411 shares of Common Stock and the payment by the Company of an aggregate of $821,000, contingent on the closing of the merger. To satisfy the net worth test by closing, the Company must reach additional agreements with its creditors to forgive or convert into equity a sufficient amount of liabilities to cause the Company's liabilities not to exceed its assets as of the closing of the merger. Any conversions of liabilities to equity will dilute the outstanding Common Stock held by current Company shareholders. The Company also must raise sufficient funds to make all of the payments that may be required under the agreements with the Company's creditors, and there can be no assurance that such funds will be available from Polar or otherwise. If the Company is not able to satisfy the net worth test, Polar will have the right to terminate the merger agreement.

Buckeye acquired loans and related collateral from the FDIC and on September 1, 2002 agreed to accept payment of $100,000 in cash and 475,000 shares of Common Stock in full satisfaction of all principal and interest due under these notes which totaled $992,010 as of March 31, 2003. The shares to be received by Buckeye include 225,000 shares to be issued by the Company, 100,000 shares to be transferred by Guy O. Murdock, 75,000 shares to be transferred by Larry A. Cahill and 75,000 shares to be transferred by Wayne Wright. The terms of the settlement required $25,000 to be paid to Buckeye upon signing the agreement and $75,000 and the shares are due upon consummation of the Company's pending merger transaction with Polar. The terms of the settlement provided that if the merger transaction with Polar was not completed for any reason on or before March 31, 2003, the agreement with Buckeye would be terminated except that Buckeye would retain the $25,000 paid by the Company. As the merger transaction with Polar was not completed by March 31, 2003, the settlement agreement with Buckeye terminated. An extension agreement has been signed to extend the settlement agreement to the closing date of the merger. Until such time as the Company satisfies all of the conditions of the settlement agreement, the notes and related interest will remain on the books of the Company and interest will continue to be accrued.

If the merger is not completed for any reason, the Company will continue to be subject to a significant amount of past-due debt and other liabilities, including the costs related to the proposed merger, without any source of operating cash flow to satisfy its liabilities. The Company also would not be able to continue to borrow from Polar, which has been the Company's principal source of cash since the beginning of 2002. Most of the agreements that the Company has reached with creditors to forgive debt or convert debt to equity are contingent on the completion of the merger with Polar. The Company can make no assurance that it would be able to identify another merger transaction or to reach new agreements with its creditors if the merger is not completed, and in such event the Company would not be able to continue as a going concern.

Based on agreements reached by the Company with its creditors as of May 12, 2003, the Company expects that approximately $821,000 will be needed at or shortly after the closing of the merger to make required payments to the Company's creditors. The Company also has other outstanding debt which the Company is attempting to restructure before the closing of the merger, and any agreements that the Company may reach with these creditors may require additional payments at or shortly after the closing of the merger.


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

Management believes that there are not any particular accounting policies that are more significant than others that are used in the preparation of the consolidated financial statements as Murdock does not currently have any continuing operations. Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company does not have any foreign currency exchange risk or commodity price risk. All of the Company's debt, including past due debt with carrying value at March 31, 2003 of $13.5 million, was at a fixed interest rate at March 31, 2003 and December 31, 2002 and, therefore, the Company is not impacted by changes in interest rates related to the debt. The interest rates range from 10% to 18% per year. The potential loss in fair value on such fixed rate debt obligation from a hypothetical 10% increase in market interest rates would not be material to the overall fair value of the debt.

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

                           PART II - OTHER INFORMATION

Item  1.   Legal  Proceedings

         Not  applicable

Item  2.   Changes  in  Securities  and  Use  of  Proceeds

         Not  applicable

Item  3.   Defaults  Upon  Senior  Securities

As of March 31, 2003, the Company was past due in payment of approximately $15.1 million of principal and accrued interest on notes payable. The Company was also past due with its trade vendors in the payment of approximately $1.2 million as of March 31, 2003. For additional information, see the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted to a vote of security holders of the Company during the first quarter of 2003.

Item  5.  Other  Information

         Not  applicable

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits:

     2.1 Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (6)

     2.2 First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (6)

     2.3 Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (6)

     2.4 Third Amendment to Agreement and Plan of Merger dated as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (6)

     2.5 Fourth Amendment to Agreement and Plan of Merger, dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (6)

     3.1  Restated  Articles  of  Incorporation  of  the  Company.  (1)

     3.2  First  Amendment to Restated Articles of Incorporation of the Company.
          (2)

     3.3  Second Amendment to Restated Articles of Incorporation of the Company.
          (2)

     3.4 Third Amendment to Restated Articles of Incorporation of Murdock Communications Corporation. (5)

     3.5  Amended  and  Restated  By-Laws  of  the  Company.  (3)

     4.1 Form of Common Stock Purchase Warrant Agreement between the Company and Firstar Trust Company. (1)

     4.2  Form  of  Redeemable  Warrant.  (1)

     4.3 First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between the Company and Firstar Trust Company.
          (4)

     4.4 Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between the Company and Firstar Bank, N.A. (5)

     4.5 Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between the Company and Firstar Bank, N.A. (5)

     4.6 Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October __, 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (5)

     4.7 Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (5)

     10.1 Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co., L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (6)

     10.1 Third Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (6)

     99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-103167) filed with the Securities and Exchange Commission on February 13, 2003 and incorporated herein by reference.

(6)  Filed  as  an  exhibit  to  Amendment  No.  1 to the Company's Registration
     Statement on Form S-4 (File No. 333-103167) filed with the Securities and Exchange Commission on May 13, 2003 and incorporated herein by reference.


(b)  Reports  on  Form  8-K.

     No  reports  on  Form  8-K  were  filed  in  the  first  quarter  of  2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MURDOCK  COMMUNICATIONS  CORPORATION

                                          By     /s/  Eugene  Davis
                                            ----------------------------------
                                             Eugene  Davis
                                             Chief  Executive  Officer


Date:  May  20,  2003

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

     Date:  May  20,  2003

                                             /s/  Eugene I. Davis
                                           ____________________________________
                                           Eugene  I.  Davis
                                           Chief  Executive  Officer
                                           (Principal  Executive  Officer)

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


     Date:  May 20,  2003

                                            /s/  Wayne Wright
                                        _______________________________________
                                        Wayne  Wright
                                        Principal  Accounting  Officer
                                        (Principal  Financial  Officer)