Form 10-K
period 2003-12-31
POLAR MOLECULAR HOLDING CORP
filed 2004-04-13
CIK 908754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50341

Polar Molecular Holding Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	42-1339746
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4600 S. Ulster Street Suite 940 Denver, Colorado	80237

(Address of principal executive office)	(Zip Code)

(303) 221-1908

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, was approximately $7,145,419, based on the last reported sale price on the OTC Bulletin Board on that date of $0.80 per share.

The number of shares of Common Stock outstanding as of March 31, 2004 was 101,641,127.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

Polar Molecular Holding Corporation, a Delaware corporation, is a holding company whose business and operations are conducted through its wholly-owned subsidiary, Polar Molecular Corporation, or Polar. Polar is based in Denver, Colorado and develops and markets fuel additives. Polar’s primary product, DurAlt®FC, is a patented fuel additive that has been proven effective at reducing combustion chamber deposits and reducing octane requirement increase in combustion engines. Polar’s business objective is to commercialize its proprietary additive technologies that improve fuel economy, reduce greenhouse gas emissions, and provide alternatives to leaded gasoline for the global automotive fuel market.

Polar, the wholly-owned subsidiary of Polar Molecular Holding Corporation, was originally incorporated in Utah on June 15, 1983 and reincorporated in Delaware on March 12, 2001. A merger of MCC Merger Sub Corporation, a subsidiary of Murdock Communications Corporation (“Murdock”), and Polar was completed on July 14, 2003, with Polar continuing as the surviving corporation. All references to the Company mean Polar Molecular Holding Corporation and/or Polar.

DurAlt®FC

DurAlt®FC, Polar’s first commercial product, has been in limited use since 1985 as a retail after-market fuel additive and as a bulk treatment additive in large fleets and marine harbors. Product efficacy has been proven in numerous laboratory and fleet tests performed by major oil companies, independent laboratories, engine manufacturers, and published in two technical papers by the International Society of Automotive Engineers. Retail market customers include Harley Davidson Motorcycle Company, Amway Corporation, and several others. Harley Davidson, after a fleet test of DurAlt®FC adopted the product under private label in 1986 as “Harley Davidson Genuine Fuel Additive Formulated with DurAlt®FC”.

The benefits of DurAlt®FC on gasoline engines can best be understood in connection with two related concepts: octane number requirement and octane requirement increase.

Octane Number Requirement. It is desirable to produce gasoline that will burn evenly and completely without knocking (the premature ignition of a portion of the fuel in the combustion chamber of an internal combustion engine). The anti-knock characteristics of a gasoline are directly related to the maximum efficiency obtainable from the engine and are indicated by the gasoline’s octane number – the higher this number, the less likely the gasoline is to cause knocking. In order to increase the octane number of gasoline and thereby reduce engine knocking, oil refiners blend “octane boosting” additives into the gasoline. Many commonly used “octane boosters,” such as lead and MTBE, have been determined later to have adverse environmental and health effects and are being phased out of gasoline in the U.S. and international markets. The DurAlt®FC chemistry has been reviewed by the U.S. Environmental Protection Agency, or EPA, and other environmental organizations. In a letter dated May 8, 1986, the EPA has determined that, unlike lead and some other fuel additive technology, DurAlt®FC is “substantially similar” to, and therefore does not pose any greater health risk than, unleaded gasoline.

Octane Requirement Increase. When a new gasoline engine is first started, carbon from incomplete combustion creates deposits on the cylinder head and piston crown areas of the engine’s combustion chamber. These are known as combustion chamber deposits. Over the first 10,000 to 15,000 miles of a new engine’s life, the accumulation of combustion chamber deposits drives up the octane demand of the engine by five to ten octane numbers, so that higher octane fuel is often required to produce the same performance the engine had when it was new. This phenomenon is known as octane requirement increase. As a result, a car’s octane requirement increases over time. Because of octane requirement increase, auto companies are forced to “de-tune” gasoline engines by design, thereby sacrificing fuel economy and performance in order to prevent engine knock and damage due to combustion chamber deposit buildup and resultant increase in octane demand.

DurAlt®FC technology does not increase the octane rating of gasoline, but it effectively achieves the same result by decreasing the octane requirement of automotive engines and especially by reducing octane requirement increase. DurAlt®FC allows optimal engine performance on regular octane gasoline. This in turn, would permit oil companies to produce gasoline at appropriate octane levels as required by engine manufacturers, without resorting to the use of octane-boosting components that have harmful side effects. Polar is pursuing practical applications of DurAlt®FC that it believes would have several beneficial effects, including:

The first potential effect, and perhaps the most beneficial from a health perspective, would be the reduction or total elimination of lead as an octane-boosting gasoline additive in the many countries where it is still in use.

The second potential effect would be to provide automobile manufacturers worldwide with the ability to design their engines to operate at more efficient settings due to reduced octane demand if DurAlt®FC-treated gasoline was used throughout the U.S. and worldwide markets.

Independent laboratory and oil company test results demonstrate that DurAlt®FC can reduce octane requirement increase by 55 to 80 percent in gasoline engines. These results have the potential to enable auto companies to redesign their gasoline engines to run more efficiently, with fuel economy improvements of up to 5%, if DurAlt®FC technology or its equivalent is used in all gasoline. Such improvements could produce corresponding benefits to consumers, energy supplies and the environment. Carbon dioxide emissions from automobiles make up a substantial portion of the greenhouse gases emitted into the atmosphere. Any improvement in fuel economy correlates into a reduction in greenhouse gas emissions from automotive sources.

Other Applications. DurAlt®FC provides documented benefits for diesel engines as well as for gasoline engines. Adding DurAlt®FC to diesel fuel improves combustion and the lubricity of diesel fuel and assists in keeping injectors clean. A large part of Polar’s current focus is on strategic development of the opportunity of DurAlt®FC as a gasoline additive for oil refiners. However, Polar intends to expand its focus, when time and resources permit, to include the use of DurAlt®FC as a diesel additive for oil refiners. In many countries, including several in Western Europe, the diesel market is as large as, or larger than, the gasoline market.

Current Sales. Our largest customers are Amway Corporation, Harley Davidson Motorcycle Company, ValvTect Petroleum Products, MotorVac Technologies, and Everbest Products, Inc., who purchase DurAlt®FC for sales to consumers under private label. These after-market sales preserve historical relationships and supplement Polar’s primary business strategy, the direct sale to major oil companies and detergent additive manufacturers for bulk treatment of gasoline and diesel fuel worldwide. Sales to customers vary significantly from year to year. During the fiscal year ended December 31, 2003, Valv Tect Petroleum Products accounted for 78.2% of our product sales compared to the fiscal year ended December 31, 2002 where Everbest Products, Inc. and Egan’s Pit Stop accounted for 70.1% and 22.7%, respectively, of our product sales.

Market Drivers

The growing severity of air pollution in major urban centers of the U.S. prompted federal enactment of the Clean Air Act in 1970 and the Clean Air Act Amendments in 1990. These laws mandate reductions in known causes of air pollution, specifically including reduction of automobile exhaust emissions, development of cleaner automotive “reformulated” fuels, utilization of catalytic converters, elimination of lead in gasoline, and the use of detergents in gasoline to preserve fuel economy and meet emissions standards. These were all major steps in a series of national and international actions that are now driving the worldwide potential for DurAlt®FC technology.

The Clean Air Act requires automobile manufacturers to meet standards for corporate average fuel economy, or CAFE, which become increasingly demanding year-by year; however, Congress has imposed a temporary freeze on these standards in recent years while the auto industry seeks to develop improvements, and consideration is given to broadening the legislated scope of the standards to cover light trucks, SUVs, and the like, which have become increasingly popular. DurAlt®FC technology performance features, based on test results from independent laboratories and a major oil company, could allow auto manufacturers to improve fuel economy by three to five percent.

Due to the need to preserve cleanliness and efficiency of fuel injection systems on automobiles, the EPA has required oil refiners in the United States, since 1995, to develop or use detergent additives to keep fuel injection and supply system valves clean in order to preserve fuel economy and meet emissions standards.

The EPA’s requirement for the use of catalytic converters on all gasoline powered engines, coupled with health concerns, necessitated the elimination in the U.S. of all lead additives to boost octane rating in motor gasoline. Tetra Ethyl Lead, or TEL, destroys the catalyst in catalytic converter systems. In view of the adverse health impact of TEL, especially in children, the U.N. World Health Organization, the EPA, the World Bank, and environmental organizations have called for the global elimination of lead additives in gasoline. This would also enable the implementation of catalytic converters on automotive equipment in order to greatly reduce automobile emissions. Catalytic converters alone reduce automotive emissions by over 90%.

MTBE, introduced as a gasoline component in many U.S. markets to reduce ozone-related emissions and boost octane levels in lieu of lead additives, has been determined to contaminate groundwater supplies and is being phased out of use. The anticipated “octane pool” shortage, due to MTBE phase-out, can be at least partially offset by the ability of DurAlt®FC to reduce octane requirement increase, eliminating the need for higher octane fuel than is recommended by the engine manufacturer.

Increasing concerns over the risk of global warming, which is caused partly by greenhouse gas emissions from automobiles, resulted in the 1998 Kyoto Protocols for reducing greenhouse gas emissions. The Kyoto Protocols have been adopted by many countries. The U.S. government has not yet endorsed or ratified the Protocols, although the Bush administration acknowledges that greenhouse gas emissions are a concern. A number of oil companies, including BP Amoco and Royal Dutch Shell, have publicly disclosed plans to reduce greenhouse gas emissions resulting from their operations.

The World Wide Fuel Charter, published in December 1998 by the major auto manufacturers worldwide, set a global standard for automotive fuels that forbids the use of additives that are metallic or known to be toxic and sets minimum standards for combustion chamber deposits in engines. DurAlt®FC meets the requirements set forth for fuel additives in the World Wide Fuel Charter, and provides proven technology to address fuel economy and emissions objectives of the auto manufacturers in their efforts to meet government environmental standards. DurAlt®FC’s ability to reduce octane requirement increase in gasoline engines can be used to offset octane demand for gasoline engines as MTBE and Tetra Ethyl Lead are phased out of gasoline motor fuels, thus helping to counteract the resultant octane pool shortages in the U.S. and worldwide. DurAlt®FC has been ruled by the EPA to be “substantially similar” to gasoline and thus equally as safe as gasoline, posing no added risk of toxicity or damage to sensitive automotive engine emission control systems. Polar believes that DurAlt®FC, if applied nationwide to gasoline base stocks, could enable auto manufacturers to design engine settings that would increase average fuel economy by as much as 5%, without an increase in their production costs. In addition, most cars, trucks and SUVs already on the highway are equipped with knock sensors that prevent engines from knocking and pinging. Because DurAlt®FC reduces octane demand in gasoline engines as they accumulate miles and engine deposits, the knock sensor is not activated, resulting in fuel economy improvements and reduced greenhouse gas emissions without any adjustments in engine settings by auto manufacturers. This means that DurAlt®FC is able to increase fuel economy and engine performance even if applied to only a portion of the nation’s gasoline. A study performed by Abt Associates Inc., dated December 14, 1995 and entitled “The Economics of Reducing Lead in Gasoline: Basic Principles and an Example from the Russian Refining Sector” found DurAlt®FC, to be the most cost-effective means for eliminating lead additives in gasoline for the Russian oil sector because of its ability to reduce octane requirement increase in gasoline engines.

Business Strategy

Major Oil Companies and Additive Manufacturers

In 1998, Polar began to focus its business strategy on the sale of DurAlt®FC for bulk treatment of gasoline for the global market. Since then, Polar has relied upon prior published test results of DurAlt®FC, prior contacts, and new members of its management team to create new strategic relationships with those companies required to accomplish its objectives. One advantage of Polar’s strategy is that there are relatively few companies producing gasoline and gasoline additives worldwide. Thus, with a small team of experts, Polar is able to concentrate on these critical potential customers, understand their business and tailor its approach to meet their needs. Polar’s business strategy is to sell DurAlt®FC technology to oil companies as well as detergent additive manufacturers, and to cooperate with major automobile manufacturers to help drive demand for DurAlt®FC technology as a solution for all parties in meeting fuel economy and emissions standards.

Polar plans to work with leading detergent additive manufacturers to develop a market for Polar’s fuel additive technology with oil companies around the world.

U.S. Market

In the U.S., major oil and additive companies are faced with the need to respond to requirements of auto companies (such as the World Wide Fuel Charter) and regulatory requirements such as MTBE phase-out, in addition to their normal objectives for profitability and growth. Polar intends to work cooperatively with major U.S. automobile manufacturers who may benefit from the use of DurAlt®FC to market Polar’s technology to oil companies.

Western Europe

Western Europe has already implemented lead phase-out and automotive emissions standards similar to those that have been implemented in the U.S. As a result, Polar believes that similar business strategies will succeed in the U.S. market and in Western Europe. Management believes that the Worldwide Joint Marketing Agreement entered into with TotalFinaELF Additives, or TFEA, will enhance Polar’s ability to penetrate the European market. TFEA is a division of TotalFinaELF, the fourth largest oil company in the world and the largest in Europe. TFEA has already run extensive tests on DurAlt®FC technology, establishing its effectiveness in controlling combustion chamber deposit buildup and substantially reducing octane requirement increase in gasoline powered engines. Market support from major auto companies could also benefit oil companies that introduce DurAlt®FC into their gasoline in Western Europe.

Other Global Markets

Polar believes that DurAlt®FC is a cost effective technology for reduction of lead in gasoline and as such, has a large potential market which includes many of the developing countries in Africa, Eastern Europe, Latin America and parts of Asia and the Middle East. Polar believes the test results obtained with DurAlt®FC by TotalFinaELF Research and other independent research laboratories in the U.S. and England, substantiate DurAlt®FC’s ability to assist in the phase-out of lead in motor gasoline by reducing octane requirement increase in gasoline engines, thus reducing the need for the octane-boosting feature of lead in gasoline.

Secondary markets

In addition to marketing to major oil companies, Polar believes there are significant opportunities around the world for use of DurAlt®FC in bulk treating fuel, particularly diesel fuel, for use by large trucking and bus fleets, marine vessels, railroads and utility plants. In August 2003, Polar executed a Worldwide Master Distributor Agreement with Lockhart Chemical Company to service this market around the world. There are two exceptions to this agreement. In China, this market will be serviced by PowerRight Holdings, Ltd and in Korea by Pacific Crest, Ltd. Polar has signed separate distribution agreements with each of these firms.

Production

As it has done historically, Polar contracts its product manufacturing, storage and shipping activities with producers whose core competencies meet its demanding expectations. Polar’s policy is to cooperate in conjunction with established, reliable sources that enable Polar to assure quality control and demand for products while eliminating the need for Polar to make large capital investments in manufacturing plants and equipment. Polar has an exclusive manufacturing agreement with Lockhart Chemical Company for the manufacture of our products. In addition to manufacturing and quality assurance capabilities, this relationship gives Polar access to valuable information concerning raw material purchasing, transportation, regulation, handling and storage of petroleum additives without developing or managing this capability and expertise internally. Polar expects to apply this formula to the global market in order to provide product and logistical support to meet its customers’ requirements. Polar anticipates that, as its volumes increase, it will realize savings both in raw material costs and in manufacturing costs per gallon.

Other Products

In addition to DurAlt®FC, Polar has other patented products, which fill market niches in the petroleum and refining industries. Polar currently commercializes these products to a limited degree as bulk treatment additives sold to independent fuel distributors of the major oil companies, and for use by fleets and industrial applications.

Patents and Trademarks

Polar has obtained patents in the U.S. and worldwide to protect its intellectual property. Currently, Polar holds 6 U.S. patents and 34 foreign patents. The U.S. patent for DurAlt®FC Plus Detergent, issued in December 2002, extends Polar’s U.S. patent coverage for DurAlt®FC with detergents from 2005 until 2023. None of Polar’s patents have been challenged in any of the jurisdictions, including the U.S., Germany and Japan, in which it holds patents. Polar’s patents are encumbered by liens in favor of certain note holders, service providers, consultants and officers. As of December 31, 2003, the total amount of indebtedness covered by such liens was approximately $2 million comprised of approximately $800,000 including principal and interest owed to Affiliated Investments, L.L.C., or Affiliated, $527,0000 owed to a former service provider of Polar and $615,000 owed to consultants and officers of Polar.

Competition

Polar believes that DurAlt®FC currently has no direct competition for its ability to control combustion chamber deposit buildup and octane requirement increase in gasoline engines at low concentrations. Some detergent additive manufacturers make limited claims addressing some, but not all, of Polar’s performance claims. DurAlt®FC is non-metallic, has been approved for bulk treatment of unleaded gasoline by the EPA, and has independent performance claim verification by several auto company/engine manufacturers, oil companies, independent laboratories and environmental groups.

There are, however, numerous companies—including Lubrizol, Ethyl Corporation, Infineaum, Oronite, BASF and Octel—that are engaged in the business of manufacturing and selling additives for petroleum products. Although Polar believes that its products are different and superior to those currently on the market, all of these other companies have substantially greater resources than Polar, as well as established distribution networks and market share. These companies have expended substantial sums on advertising to establish product identity and brand recognition and Polar will not, for the foreseeable future, be in a position to establish product identity or brand recognition in this manner. Polar expects to face intense scrutiny and challenges of many kinds from these or other well established companies in its attempt to introduce DurAlt®FC into the market. Polar’s business strategy includes attempting to work with these potential competitors to combine DurAlt®FC with their products, creating a complete gasoline additive package. However, there can be no assurance that these potential competitors will be willing to cooperate with Polar, or that these companies will place any purchase orders for DurAlt®FC or any other of Polar’s products. There also can be no assurance that Polar will be able to introduce and market DurAlt®FC or any of its products successfully.

Employees

As of March 31, 2004, Polar had six employees. In addition to its six employees, Polar also has consulting agreements with three other individuals, who have over 25 years’ experience in the chemical manufacturing, automotive and commercial fuel industries.

RISK FACTORS

Investors in the Company should consider carefully, in addition to the other information contained in, or incorporated by reference into, this report, the following risk factors:

Despite a history of niche market retail sales, we are a development stage company with no assurances of profitability.

Polar has added to its previous strategy of marketing its products to niche retail markets and has embarked on a new strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline. Polar has not received a purchase order from any retail gasoline supplier, and there can be no assurance that we will receive any purchase orders from any of these companies in the future. If we are unable to obtain purchase orders from our potential customers and begin producing net income, we may not be able to continue as a going concern. Throughout our history of operation, we have never produced net income and there can be no assurance that we will produce net income in the future.

We have significant capital requirements and a continuing need for additional financing.

We believe that our capital requirements will continue to be significant, and our cash requirements may continue to exceed our cash flow from operations. In December 2003, we commenced a private placement of $1,000,000 in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2). As of March 31, 2004, we had received $462,500 from investors to purchase 4,625,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period. Management believes it needs to raise an additional $3 million to $5 million to fund working capital requirements and implement its marketing and sales plan and therefore may need to undertake one or more private placements in fiscal year 2004 to raise such capital. Failure to obtain additional financing when needed would have a material adverse effect on us, requiring us to curtail and possibly cease our operations. The terms of future debt or equity financings may involve the following risks to us and our stockholders:

•	the holdings of our stockholders may be diluted if we sell shares of our common stock at a discount to the market price of our common stock or issue warrants with an exercise price or convertible securities with a conversion rate less than the market price of our common stock;

•	we may issue equity securities with dividend rights, liquidation preferences, voting rights or other rights and preferences superior to those of our common stock; or

•	we may issue debt securities with substantial debt service requirements, high interest rates or other terms that limit our ability to obtain additional financing or to take advantage of business opportunities.

As a result of net working capital deficiencies and indebtedness, we may not be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As of December 31, 2003, the Company had a net working capital deficit of $4,676,000 as a result of recurring losses from operations and indebtedness. In addition, at December 31, 2003, the Company had $1,386,000 in outstanding debt. We cannot be sure that we will be able to repay this debt on its terms or negotiate extensions or changes in the payment terms with our other creditors. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our independent auditors have included in our audit report an explanatory paragraph relating to the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we not be able to continue as a going concern.

Substantially all of our assets, including our intellectual property, are subject to liens by our creditors, and these creditors could foreclose on substantially all of our assets if we default on our obligations.

Polar granted a first priority lien on substantially all of its assets, including the Company’s patents, as collateral for a promissory note in favor of Affiliated Investments, LLP in the principal amount of $649,000, with final payment due on June 30, 2004. While Affiliated has entered into several agreements waiving defaults of the Company under the original note and extending the due date of the original note, the Company has not been able to repay this debt. The total amount required to be paid by June 30, 2004 will be approximately $850,000 including principal, accrued interest and a $50,000 extension fee negotiated with Affiliated in December 2003. Any subsequent default under the note would allow Affiliated to foreclose on substantially all of our assets. There can be no assurance that we will be in a position to repay this debt and free our assets from the related lien in the near future.

Our patents and trademarks are also subject to a contingent lien in favor of certain of the Company’s employees and advisors for deferred wages or services rendered without compensation, now existing or incurred in the future. The amount of such liabilities at December 31, 2003 was approximately $1,150,000. Polar entered into a security agreement with these employees and advisors that grants them a security interest in substantially all of our assets, including the Company’s patents. This lien will become effective upon the earlier of repayment of the Affiliated note or consent by Affiliated to the grant of the security interest. The agreement further provides that the Company may not grant any liens against its assets with superior rights or priority, other than those granted to Affiliated and liens securing up to an additional $400,000 in new debt. No such debt has been incurred as of March 31, 2004. There can be no assurance that we will be in a position to pay our obligations to the employees and advisors under this agreement and free our assets of the contingent lien in the near future.

We operate in a highly competitive industry, competing against numerous companies that enjoy substantially greater resources and well established market presence.

There are numerous other companies, including Lubrisol, Ethyl Corporation, Infineum, Oronite, BASF and Octel, that are engaged in the business of manufacturing and selling detergent additives for petroleum products. All of these companies have substantially greater resources than we do and enjoy well established market presence, distribution networks and market share. It is likely that any or all of these other companies are in the process of, and have allocated substantially more resources than we have, in developing their own products that are or would be competitive with the Company’s chemical additive products. If any one of these companies is successful in its efforts to develop competitive chemical additive products, such a company would have substantially greater resources to market its competing products. Increased competition or our failure to compete successfully is likely to result in price reductions, fewer customer orders, reduced gross margins, increased marketing costs, failure to acquire or retain market share, or any combination of these problems.

Future sales of shares of our common stock by our stockholders could cause our stock price to fall.

If our stockholders sell substantial amounts of shares of our common stock in the public market, the market price of our common stock could fall. The perception among investors that these sales will occur could also produce this effect.

As of March 31, 2004, the Company had 101,641,127 shares of common stock outstanding. In July 2003, the Company filed a registration statement on Form S-1 to register 18,290,762 shares of our common stock held by certain original Murdock stockholders, including a total of 7,315,152 shares of our common stock issuable upon exercise of outstanding warrants and 4,288,382 shares issued upon consummation of the merger. When the registration statement becomes effective, these stockholders may sell their registered shares immediately.

Additional shares of our common stock issuable upon the exercise of the Company’s stock options will be available for public resale once we file a registration statement covering shares issued under the Company’s Equity Incentive Plan. The Company adopted the Equity Incentive Plan in 2003 which provides that up to 15,000,000 shares of common stock may be issued under the plan. As of March 31, 2004, we had issued options to purchase 4,433,000 shares of common stock and 2,300,000 shares of common stock in the form of stock bonus awards under the plan. As of March 31, 2004, there were 8,266,667 shares available for future grants under the plan. The resale of these additional shares into the public market may further adversely affect the market price of our common stock.

We rely on patents and similar protections for its proprietary technology, but still may not be able to fully protect these key assets.

We rely primarily on a combination of United States and foreign patent and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights, which are our key assets. There can be no assurance that the Company’s existing patents and trademarks will not be invalidated, circumvented or challenged. There can also be no assurance that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company’s fuel additive technology or design around any patents owned by us. Unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that others will not independently develop similar or superior technology.

DurAlt®FC is our principal product line and our future revenue depends on its commercial success.

DurAlt®FC is our principal product line and our future revenue depends entirely on the commercial success of DurAlt®FC. If customers do not purchase and successfully implement DurAlt®FC in large numbers, our revenue will not grow. Our patents have a limited life span, and accordingly we will be able to retain exclusive rights to our patented technology only for a limited period of time. Our current patent protection on most of our technology will expire on or before 2023. We cannot assure you that the Company will be able to extend its patent protection beyond that time due to federal patent laws and regulations.

Our common stock is subject to risks relating to low priced stocks.

Currently our common stock is considered a penny stock for purposes of SEC regulations. Those regulations define a “penny stock” to be any security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share (subject to certain exceptions), other than securities which are traded on the New York Stock Exchange or American Stock Exchange or quoted on Nasdaq. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, impose sales practice and disclosure requirements on brokers and dealers who engage in certain transactions involving a “penny stock.” The additional sales practice and disclosure requirements imposed on brokers and dealers could impede the sale of our common stock in the secondary market. In addition, the market liquidity for our common stock may be severely adversely affected, which could have related adverse effects on the price of our common stock. Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or an “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction before the sale, unless the broker, the dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, in advance of any transaction involving penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker, the dealer, or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotation for the securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. These requirements may have the effect of reducing the level of trading activity of our common stock, if any, in the secondary market, and our stockholders may find it difficult to sell their shares of our common stock.

We rely on outside contractors to manufacture our products.

We rely on outside contractors to produce our products. Execution of our business plan will require us to purchase much greater quantities of those products in the future. The Company has an exclusive manufacturing agreement with Lockhart Chemical Company for the manufacture of our products. This contract expires on October 23, 2007, and will be automatically renewed from year to year thereafter unless cancelled by either party with 90 days written notice, prior to the then scheduled termination date. The contract may be terminated by either party without any reason upon 90 days prior written notice. If we are unable to arrange for outside contractors to produce product as needed due to strikes, labor or supply shortages or termination of this agreement, shipment of our products will be interrupted and our business may be materially adversely affected.

Furthermore, our products are manufactured by a cold blending process, which combines certain chemicals. While these chemicals are widely available in bulk from multiple potential suppliers, if a shortage of any of these chemicals should arise, we may not be able to obtain adequate supplies on a timely basis or at a reasonable cost, and our business would be materially adversely affected.

A limited number of stockholders collectively own a substantial percentage of our common stock and could significantly influence matters requiring stockholder approval.

Our seven largest stockholders beneficially own more than 40% of our outstanding common stock. These stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval after the merger, including the election of directors and the determination of significant corporate actions. In addition, stockholders holding approximately 42% of the Company’s outstanding common stock as of March 31, 2004, entered into a voting agreement dated June 3, 2003, whereby they have agreed to vote all of their outstanding shares in accordance with instructions provided by Mark Nelson, the Company’s President and Chief Executive Officer. This voting agreement also restricts the ability of such stockholders to transfer, sell, assign, pledge or otherwise dispose of their outstanding shares. The concentration of ownership and/or the voting agreement could depress our stock price or delay or prevent a change in control that might be beneficial to our stockholders.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could discourage a takeover.

Provisions of our certificate of incorporation and bylaws and Delaware law may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

•	authorizing the board to issue preferred stock;

•	prohibiting cumulative voting in the election of directors; and

•	limiting the persons who may call special meetings of stockholders.

Our certificate of incorporation and bylaws also provide for a classified board in which only a third of the total board members will be elected at each annual stockholders meeting.

We have not paid any dividends on our common stock in the past three years.

We have not paid any cash dividends on our common stock in the last three years. Some of our current financing agreements contain restrictions on the payment of dividends. We do not anticipate paying any cash dividends in the foreseeable future.

Protecting directors and officers from liability may expose us to potential large expenses.

Our certificate of incorporation allows us to reimburse our officers and directors for damages they may be subject to, resulting from a breach of their fiduciary duties to stockholders. These charter documents also require us to advance money to any officer or director for costs in connection with suits brought against the officer or director in their capacity as such if the law does not prevent us from doing so. Any officer or director requesting advance money must first sign a written undertaking to reimburse us in the event that it is ultimately determined that the officer or director is not entitled to indemnification. We may experience significant cash flow problems if we are required to either reimburse, or advance money, to our officers or directors for such purposes.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this prospectus and in the documents referred to in this 10-K, which are based on current expectations and subject to risks and uncertainties. All statements other than statements of historical fact included in this prospectus, including without limitation, statements contained in the “Summary,” “Risk Factors,” “Business” and “Management’s Discussion and Analysis” sections regarding the financial condition, operating results, business prospects, or any other aspect of future operations of the Company, are forward-looking statements. Although the Company believes that the forward-looking statements are reasonable, the Company can not assure you that such forward-looking statements will prove to have been correct. We generally identify forward-looking statements in this prospectus using words like “believe,” “intend,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Accordingly, to the extent that this Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the companies, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to the following:

•	access to adequate funds to meet the Company’s financial needs and to repay its past due debt, and the Company’s ability to continue as a going concern if it is unable to access adequate financing;

•	legal action by the Company’s creditors for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

•	failure to receive product orders;

•	changes in general economic conditions;

•	competition

•	government regulatory changes;

•	changes in key personnel; and

•	other specific risks described in this prospectus under “Risk Factors.”

In addition, the business and operations of the companies are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2. PROPERTIES

The Company’s corporate office is located in Denver, Colorado. The Company leases this office under a five-year lease which expires in June 2007. Annual rental costs under the lease are approximately $60,000. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

Employee Dispute. In a letter from her attorney dated May 5, 2003, Melissa Polich, the former Chief Financial Officer of Polar, demanded payment for amounts claimed to be due and unpaid for consulting work for Polar completed prior to her employment, for wages claimed to be due and unpaid as a result of her employment with Polar, for expense reimbursements claimed to be owed to her by Polar and for contractual claims relating to a consulting contract and an employment contract. Ms. Polich has demanded in excess of $302,000 and 47,445 shares of Polar’s common stock in these wage and contractual claims. We responded to Ms. Polich’s letter on May 29, 2003, disputing any and all amounts claimed and since that date, there has been no further action on this matter. Polar disputes these claims and will continue to do so if and when necessary.

Employee Dispute. In a letter from his attorney dated May 6, 2003, Tom Ritter, a former employee of Polar, demanded payment for wages claimed to be due and unpaid as a result of his employment with Polar. Mr. Ritter has demanded $49,202 in wage and contract claims. We responded to Mr. Ritter’s letter on May 29, 2003, disputing any and all amounts claimed and since that date, there has been no further action on this matter. Polar disputes this claim and will continue to do so if and when necessary.

Employee Dispute. In a letter from his attorney dated January 14, 2004, Paul Tunink, a former employee of Murdock, demanded payment for an unspecified amount for wages claimed to be due and unpaid as a result of his employment with Murdock. Polar and its attorneys have not determined the validity of the claim. Prior to the merger, approximately $142,000 was accrued by Murdock and is included in accrued liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Historical Trading Information and Dividend Policy

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board under the symbol “POMH” and the Company’s Redeemable Common Stock Purchase Warrants (“Warrants”) are quoted on the Over the Counter Bulletin Board under the symbol “POMHW.” The following table sets forth the high and low bid quotations for the Common Stock and Warrants as reported on the Over the Counter Bulletin Board. Such transactions reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices shown prior to July 14, 2003 represent those related to the former Murdock Communications Corporation, trading under the symbol MURC.

	Common Stock		Warrants
Quarter	High	Low	High	Low
Fiscal 2002
First	0.18	0.08	0.01	0.01
Second	0.18	0.05	0.01	0.008
Third	0.24	0.06	0.008	0.008
Fourth	0.51	0.18	0.02	0.005

Fiscal 2003
First	0.47	0.21	0.02	0.01
Second	1.65	0.23	0.20	0.06
Third	0.88	0.14	0.20	0.03
Fourth	0.20	0.09	0.03	0.01

At March 31, 2004, there were approximately 765 holders of record of the Company’s Common Stock, and approximately 57 holders of record of the Warrants. Unless extended by the Company, the Warrants are set to expire by their terms on April 19, 2004.

The Company has not paid any cash dividends on its Common Stock in the last three years. The Company does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2003, the Company issued 25,000 shares of common stock to three individuals in consideration for a loan in the aggregate amount of $15,500 made by such individuals to the Company. In connection with this transaction the Company relied on Section 4(2) of the Securities Act.

In October 2003, the Company issued warrants to purchase 2,334,528 shares of common stock at $0.15 per share for a five-year period to Transition Partners Limited as part of its agreement to assist with the Company’s capital formation efforts. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

In November 2003, the Company issued 200,000 shares of common stock to one individual in consideration for a loan in the amount of $40,000 made by such individual to the Company. In connection with this transaction the Company relied on Section 4(2) of the Securities Act.

In December 2003, the Company issued warrants to purchase 100,000 shares of common stock at $0.10 per share for a three-year period to one individual in consideration for a loan in the amount of $100,000 made by such individual to the Company. In connection with this transaction the Company relied on Section 4(2) of the Securities Act.

In December 2003, the Company issued 3,106,852 shares of common stock to Lockhart Chemical Company for conversion of $225,000 principal amount of notes payable together with $54,616.67 of accrued interest. In connection with this transaction, the Company relied on Section 3(a)(9) of the Securities Act.

In December 2003, the Company issued 350,500 shares of common stock to Marrs Sevier & Company, 511,540 shares of common stock to Reising, Ethington LLP, and 300,000 shares of common stock to James Clarke in settlement of $35,050, $51,154 and $30,000, respectively, of accounts payable. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

In January 2004, the Company issued 52,500 shares of common stock to Jeffery Socia and 50,000 shares of common stock to Debi Socia in settlement of $5,250 and $5,000, respectively, of notes payable. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

In February 2004, the Company issued warrants to purchase 2,564,211 shares of common stock at $0.15 per share for a five-year period to Bolder Venture Partners, as partial consideration for assisting with the Company’s capital formation efforts. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

In March 2004, the Company issued 500,000 common shares together with warrants to purchase 166,666 shares of common stock at $0.13 per share for a five-year period, warrants to purchase 166,666 shares of common stock at $0.26 per share for a five-year period and warrants to purchase 166,668 shares of common stock at $0.39 per share for a five-year period as partial compensation to C.C.R.I. Corporation, a consultant of the Company. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

From December 2003 through March 2004, the Company issued 4,625,000 shares of common stock together with warrants to purchase 9,250,000 shares of common stock at $0.10 per share for a two-year period in a sale of securities under a private placement. As of March 31, 2004, proceeds from such sales were $462,500. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following sets forth selected consolidated financial data in respect of the Company’s operations. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and independent auditors’ report, contained herein. The statement of operations data for the five years ended December 31, 2003 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company. These financial statements were prepared on a going concern basis.

(in thousands except per share data)

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002	Year Ended March 31, 2001	Year Ended March 31, 2000

Statement of Operations Data:
Revenues	$416	$184	$162	$256	$165
Net loss	(3,319)	(1,592)	(1,946)	(1,332)	(3,354)
Net loss attributable to common shareholders	(3,319)	(1,592)	(1,997)	(1,370)	(3,354)
Basic and diluted net loss per common share:
Net loss	$(0.05)	$(0.03)	$(0.05)	$(0.06)	$(0.17)

Balance Sheet Data:
Total Assets	253	234	193	415	272
Notes Payable	1,386	2,552	1,149	—	271
Long-term debt	—	6	15	802	87
Total liabilities	4,710	4,854	3,280	1,829	1,640
Stockholders’ deficit	(4,457)	(4,620)	(3,087)	(1,414)	(1,368)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere within this Form 10-K.

General

The merger between Polar and Murdock Communications closed on July 14, 2003. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Murdock by Polar. As such, the financial statements of the Company now reflect Polar on a historical basis, and the following discussion and analysis relates solely to the operations and financial condition of Polar.

Overview

During the periods included in the following discussion, management focused on its new marketing strategy and securing the financing/capital needed to implement that new marketing strategy. The Company has historically marketed and sold its products to niche retail markets but has developed a new strategy to pursue worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline. As a result of this new strategy, there has been less effort spent on sales to existing niche customers and more emphasis placed on developing relationships with major oil companies and additive manufacturers, and developing a distribution network for the secondary markets. Each of these target markets and customers requires longer lead times to develop than the niche retail customers. Management believes that although no revenue has been realized to date, substantial progress has been made in implementing this new marketing strategy, including the joint marketing agreement with TotalFinaElf Additives and the distribution agreements for the secondary markets with Lockhart Chemicals Company, PowerRight Holdings, Ltd. (China), and Pacific Crest Limited (Korea).

In addition, a significant portion of management’s time during the past two years was spent on the merger with Murdock and identifying sources of capital required to implement its marketing plan. See “Liquidity and Capital Resources.”

Results of Operations

Revenues

The Company has two primary sources of revenue, product sales and royalties. Product sales represent shipments of product to customers. Royalties represent amounts earned by the company under licensing agreements. For the periods presented below, all royalties reported have been earned pursuant to a license agreement with Amway Corporation.

The following table summarizes the revenue reported for each source:

	For the Year Ended December 31, 2003	For the Nine Months Ended December 31, 2002	For the Year Ended March 31, 2002
Product sales	$66,000	$55,000	$74,000
Royalties	350,000	129,000	88,000

Total revenues	416,000	184,000	162,000

The Company has changed the focus of its product marketing from its previous strategy of marketing to niche retail markets and has embarked on a new strategy to pursue worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline. As such, there has been less effort spent on sales to existing niche customers.

Product Sales. Product sales to these niche retail customers vary significantly from year to year. The following table sets forth the percentage of product sales each year for customers whose sales are 10% or greater of total product sales, in the year ended December 31, 2003, the nine months ended December 31, 2002 or the year ended March 31, 2002:

Customer	December 31, 2003	December 31, 2002	March 31, 2002
Egan’s Pit Stop	1.1%	22.7%	19.0%
Everbest Products, Inc.	—%	70.1%	—%
Harley Davidson Motorcycle Company	6.0%	—%	18.0%
Motor Vac Tech., Inc.	3.2%	—%	17.3%
ValvTect Petroleum Products	78.2%	—%	29.0%

Royalties. Royalties earned are reported based on consumption data provided by Amway Corporation, our only source of royalty revenues. In the year ended December 31, 2003, Amway Corporation revised its cumulative consumption, resulting in $265,000 of additional royalties reported in that year. Management expects that future royalties from Amway Corporation will be consistent with historical levels.

Operating Expenses

The following table summarizes operating expenses for the years ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002:

	December 31, 2003	December 31, 2002	March 31, 2002
Cost of product sales	50,000	52,000	42,000
Salaries	332,000	540,000	496,000
Travel and entertainment expenses	52,000	50,000	32,000
General and administrative	1,662,000	616,000	1,034,000
Allowance for advances to merger candidate	45,000	270,000	125,000
Expense for stock and options for services	1,095,000	23,000	208,000
Amortization and depreciation	68,000	59,000	74,000

Total operating expenses	3,304,000	1,610,000	2,011,000

Salaries expense decreased $208,000, or 39%, to $332,000 for the year ended December 31, 2003 from $540,000 for the nine months ended December 31, 2002. The decrease reflects salary expenses not incurred in 2003 as a result of the Company’s former Chief Financial Officer and other employees leaving the Company in the last quarter of 2002 and the first quarter of 2003, which decrease was partially offset by the hiring of a new Chief Financial Officer in August 2003. Salaries expense increased $44,000, or 9%, to $540,000 for the nine months ended December 31, 2002 from $496,000 for the year ended March 31, 2002. The increase reflects the additional costs of the Chief Financial Officer and an accounting manager in 2002, partially offset by the nine month period versus twelve months in the prior year. Salaries expense increased $125,000, or 34%, to $496,000 for the year ended March 31, 2002 from $371,000 for the year ended March 31, 2001. The increase reflects the addition of personnel to support the technical marketing of DurAlt. Management believes that salaries expense will increase in 2004, as the Company will likely add personnel to assist in its marketing and sales efforts.

General and administrative expenses increased $1,046,000 to $1,662,000 for the year ended December 31, 2003 from $616,000 for the nine months ended December 31, 2002, primarily due to legal, accounting and other costs of approximately $595,000 associated with the completion of the merger, increased consulting fees of approximately $302,000 related to product marketing and $134,000 related to corporate development, and an overall increase in expenses due to the twelve month period compared to the prior period of only nine months. General and administrative expenses decreased $418,000 to $616,000 for the nine months ended December 31, 2002 from $1,034,000 for the year ended March 31, 2002, primarily due to measuring over a nine-month period versus a twelve-month period in the prior year. General and administrative expenses increased $372,000 to $1,034,000 for the year ended March 31, 2002 from $662,000 for the year ended March 31, 2001, primarily due to legal fees associated with the merger ($170,000), $57,000 of rental expense due to additional office space and increased consulting fees of $46,000.

Allowance for advances to merger candidate represent payments made to Murdock prior to the merger for working capital purposes. Since the merger was accounted for as an acquisition of Murdock by Polar, and a recapitalization of Polar with no goodwill recorded, the advances were expensed as incurred.

Expense for stock and options for services increased $1,072,000 to $1,095,000 for the year ended December 31, 2003 from $23,000 for the nine months ended December 31, 2002. The increase is principally due to a grant of 2,850,000 shares of common stock to certain officers, directors, key employees and consultants of the Company, in September 2003, resulting in a recorded expense of $485,000. In addition, the Company issued 711,829 shares in connection with services rendered by Houlihan Smith for financial advisory services rendered in connection with the merger with Murdock, resulting in a recorded expense of $463,000. Expense for stock and options for services decreased $185,000 to $23,000 for the nine months ended December 31, 2002 from $208,000 for the year ended March 31,2002. The decrease is due to stock awards and options granted in the prior period. In November 2001, the Company granted 753,697 options at $.00004 resulting in expense of $150,000 in the year ended March 31, 2002. Expense for stock and options for services increased $132,000 to $208,000 for the year ended March 31, 2002 from $76,000 for the year ended March 31, 2001. The increase is due to the stock awards and options granted in November 2001.

Interest Expense.

The following table summarizes interest expense for the years ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002:

	December 31, 2003	December 31, 2002	March 31, 2002
Interest expense	$431,000	$167,000	$99,000

Interest expense, including amortization of debt discount, increased $264,000 to $431,000 for the year ended December 31, 2003 from 167,000 for the nine months ended December 31, 2002. The increase is principally due to increased borrowings related to the merger, during the first six months of 2003 ($60,000); additional interest expense related to issuance of 2,350,383 shares of common stock for conversion of debt in February 2003 ($22,000); and interest expense recognized for issuance of 275,000 shares of common stock as consideration for lending $55,500 to the Company in November, 2003 ($49,000). Interest expense, including amortization of debt discount, increased $68,000 to $167,000 for the nine months ended December 31, 2002 from $99,000 for the year ended March 31, 2002. This increase was due primarily to the increase in notes payable of $1,145,000 during the period.

Net Loss

The following table summarizes the net loss for the years ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002:

	December 31, 2003	December 31, 2002	March 31, 2002
Net Loss	$3,319,000	$1,592,000	$1,997,000
Basic and Diluted Net Loss Per Common Share	$0.05	$0.03	$0.05

As discussed above, net loss for the year ended December 31, 2003 included several non-recurring items related to the merger, including legal and accounting costs ($595,000); advances to Murdock, the merger candidate ($45,000), and shares of common stock issued to a consultant ($463,000) for services rendered in connection with the merger. Excluding these items, net loss would have been $2,216,000 or $0.03 per share.

Liquidity and Capital Resources

As discussed in more detail below, the Company has $1,386,000 of notes payable, substantially all of which are payable by July 2004, together with accrued interest of approximately $150,000. In addition, accounts payable at December 31, 2003 were $1,507,000. The Company has also embarked on a sales and marketing strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline aimed at achieving sales of a greater volume of product. At December 31, 2003, the Company had a working capital deficiency of $4,676,000. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company is not able to obtain the additional capital, it may not be able to continue operations.

The Company is obligated to repay a note payable plus accrued interest and extension fee, totaling approximately $850,000 to Affiliated Investments, which matures on June 30, 2004. This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents.

As part of the settlement agreement dated June 30, 2003 with Republic Credit Corporation I, or Republic, the Company provided Republic with a promissory note in the principal amount of $500,000 upon consummation of the merger. The Republic promissory note is due on July 14, 2004, but can be settled in full for a cash payment of $300,000 plus accrued interest, at any time prior to July 14, 2004.

The Company has several additional notes outstanding in the aggregate principal amount of $236,000. These notes are either past due or have no stated maturity date. In addition, as of March 31, 2004, the Company was past due in the payment of approximately $1,100,000 to trade vendors. The Company is negotiating with several vendors to restructure or settle the amounts owed.

Since completion of the merger, the Company has been investigating potential sources of additional operating capital. In that regard, the Company has retained Transition Partners, LLP, or Transition, a merchant banking firm located in Boulder, Colorado, to assist the Company in developing a capital formation plan. Transition is advising the Company with respect to a private placement of $1,000,000 that the Company commenced in December 2003. As of March 31, 2004, approximately $462,500 had been received from the sale of 4,625,000 units, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period. The Company intends to use the proceeds from these sales to retire approximately $200,000 of debt and for working capital purposes.

While the Company is making progress in its efforts to secure the additional operating capital discussed above, there can be no assurance that the Company will be able to obtain the amounts of operating capital anticipated, or additional operating capital adequate to sustain future operations. In addition to efforts to raise additional capital, the Company continues to engage in discussions with its creditors to restructure indebtedness.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes the contractual obligations of the Company:

		Payments due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term Debt Obligations	$1,386,000	$1,386,000	—	—	—
Capital Lease Obligations	6,000	6,000	—	—	—
Operating Lease Obligations	212,000	62,000	$150,000

Total	$1,604,000	$1,454,000	$150,000	$0	$0

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

Critical accounting policies are discussed in Note 1 to the consolidated financial statements. Management believes that polices related to revenue recognition are particularly important. As such, revenue from product sales are recognized only after product has been shipped to the customer and collectibilty is likely. Royalty revenue is recognized based upon consumption or sales data received from the customer and an evaluation that collectibility is likely.

Policies related to items of expense involve management making an assessment about the likelihood that a liability exists and a determination of the amount of that liability. Determining the timing and amounts for recognizing most expense items is straightforward; such items include stock based compensation, taxes, valuation allowances for deferred tax assets, allowance for doubtful accounts and legal proceedings, among others. In each case, management evaluates the available facts and determines if recognition of an expense or liability is appropriate. While management makes such estimates, actual results could differ from those estimates.

Impact of New Accounting Pronouncements

There are no new accounting pronouncements that have not been implemented by the Company that would have a significant effect on the financial condition or results of operations as reported.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is omitted pursuant to Item 305(e) of Regulation S-K as the Company is a “small business issuer” as defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” and contained in this Form 10-K at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, such officers have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is incorporated by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding beneficial ownership and related stockholder matters is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement as filed with the SEC pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report on Form 10-K or incorporated by reference.

(1)	Our consolidated financial statements are listed on the “Index to Financial Statements” on Page F-1 to this report.

(2)	Financial Statement Schedules (omitted because not applicable or not required. Information is disclosed in the notes to the financial statements).

(3)	The following exhibits are filed with this report on Form 10-K or incorporated by reference.

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.4	Third Amendment to Agreement and Plan of Merger effective as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.5	Fourth Amendment to Agreement and Plan of Merger dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

3.1	Certificate of Incorporation of Polar Molecular Corporation. (8)

3.2	Bylaws of Polar Molecular Corporation. (8)

Exhibit Number	Document Description
3.3	Certificate of Incorporation of Polar Molecular Holding Corporation. (8)

3.4	Bylaws of Polar Molecular Holding Corporation. (8)

4.1	Form of Common Stock Purchase Warrant Agreement between Murdock Communications Corporation and Firstar Trust Company. (1)

4.2	Form of Redeemable Warrant. (1)

4.3	First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between Murdock Communications Corporation and Firstar Trust Company. (4)

4.4	Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.5	Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.6	Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.7	Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (8)

10.1	Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (8)

10.2	Form of Convertible Note of Murdock Communications Corporation due May 29, 2003 (5)

10.3	Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (6)

10.4	Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co., L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (8)

10.5	Second Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 27, 2003, among Buckeye Retirement Co., L.L.C., Murdock Communications Corporation and Guy O. Murdock (10)

10.6	Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (7)

10.7	First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (8)

10.8	Second Amendment to Compensation Agreement between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C., dated June 24, 2003. (9)

10.9	Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (7)

10.10	Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.11	Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.12	Third Amendment to Compromise Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

Exhibit Number	Document Description
10.13	Fourth Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 30, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (10)

10.14	Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (8)

10.15	Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (8)

10.16	Letter Agreement between Murdock and Berthel Fisher & Company for settlement of outstanding fees, dated January 9, 2003. (8)

10.17	Letter Agreement between Murdock and MCC Investment Company regarding outstanding debt, dated January 3, 2003. (8)

10.18	Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (8)

10.19	First Amendment to Mutual Settlement and Release Agreement, dated as of June 27, 2003, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (10)

10.20	Investor Rights Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.21	Purchase Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.22	Promissory Note of Polar in favor of Affiliated Investments, L.L.C. in the principal amount of $600,000 dated as of October 25, 2001. (8)

10.23	Security Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.24	Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of February 28, 2002. (8)

10.25	First Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of May 31, 2002. (8)

10.26	Second Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 1, 2002. (8)

10.27	Third Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (8)

10.28	Fourth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of June 20, 2003. (10)

10.29	Fifth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of December 19, 2003. (13)

10.30	Agreement Regarding Dispersal of Escrow Funds and Further Security Interest dated as of June 20, 2003 between Polar and Affiliated Investments, L.L.C. (10)

Exhibit Number	Document Description
10.31	License Agreement between Polar and Amway Corporation dated as of May 23, 1995. (8)

10.32	Placement Agreement between Polar and Berthel Fisher & Company Financial Services, Inc. dated as of December 21, 2001, as amended by Amendment A dated as of December 21, 2001, by Amendment B dated as of February 28, 2002, by Amendment C dated as of March 27, 2002, by Amendment D dated as of April 30, 2002, by Amendment E dated as of May 15, 2002, by Amendment F dated as of June 13, 2002, by Amendment G dated as of July 12, 2002, by Amendment H dated as of August 30, 2002, by Amendment I dated as of September 30, 2002, by Amendment J dated as of September 30, 2002 and by Amendment K dated as of January 20, 2003. (8)

10.33	Consulting Agreement between Polar and Gilbert Chapelet dated as of July 1, 2002. (8)

10.34	Consulting Agreement between Polar and Jim Clarke dated as of June 21, 2002. (8)

10.35	Security Agreement among Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Melissa Polich, Gerard Gorman, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated December 18, 2001, as amended. (8)

10.36	Second Amendment to Security Agreement by and between Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated January 31, 2003. (13)

10.37	Amended and Restated Security Agreement dated as of February 4, 2003, by and among Polar and each of the Lenders set forth on Schedule I thereto. (8)

10.38	Reaffirmation of Assignments of United States and Foreign Patents between Polar and Otis L. Nelson, Jr., Mark L. Nelson, and A. Richard Nelson dated as of October 19, 2001. (8)

10.39	Promissory Note of Mark L. Nelson in favor of Polar in the principal amount of $100,000 dated as of February 7, 2003. (8)

10.40	Exclusive Aftermarket Distributorship of PMC Products in the Republic of South Korea dated as of October 11, 2002 between Polar and Pacific Crest, L.L.C. (8)

10.41	Amended and Restated Master Distribution Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of August 14, 2003. (11)

10.42	Manufacturing Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of October 23, 2002. (13)

10.43	Exclusive Distribution Agreement by and among Polar Molecular Corporation, PowerRight Holdings Limited and Everbest Products dated as of September 2003. (12)

10.44	TotalFinaElf Additives Joint Marketing Agreement. (13)

10.45	Form of Polar Molecular Holding Corporation Equity Incentive Plan. (8)

10.46	Registration Rights Agreement, dated as of June 30, 2003, among Polar Molecular Holding Corporation, Murdock Communications Corporation, Daniel C. Cadle, Republic Credit Corporation, John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Buckeye Retirement Co., L.L.C. (10)

10.47	Letter Agreement with Transition Partners Limited dated October 24, 2003. (13)

10.48	Letter Agreement with Bolder Venture Partners dated February 9, 2004. (13)

10.49	Voting Agreement dated June 3, 2003 between Polar and the stockholders named on Schedule I thereto. (13)

10.50	Settlement Agreement and Mutual Release dated as of July 14, 2003 by and among Polar Molecular Corporation, Polar Molecular Holding Corporation, and GRQ, L.L.C. (13)

Exhibit Number	Document Description

21	List of Subsidiaries. (13)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (13)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (13)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (13)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (13)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.
(2)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to Murdock’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 106987) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on August 22, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on October 8, 2003 and incorporated herein by reference.
(13)	Filed herewith.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 12, 2004 on its behalf by the undersigned, thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION Registrant

By:	/s/ Mark L. Nelson
Mark L. Nelson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Nelson Mark L. Nelson	President, Chief Executive Officer, Director and Chairman of the Board	April 12, 2004

/s/ Charles Eisenstein Charles Eisenstein	Vice President, Chief Operating Officer and Director	April 12, 2004

/s/ Brian P. Alleman Brian P. Alleman	Vice President, Chief Financial Officer and Director	April 12, 2004

/s/ Gilbert Chapelet Gilbert Chapelet	Director	April 12, 2004

/s/ Walter Fay Walter Fay	Director	April 12, 2004

/s/ Chandra B. Prakash Chandra B. Prakash, Ph.D	Vice President and Director	April 12, 2004

/s/ Alan L. Smith Alan L. Smith	Vice President and Director	April 12, 2004

/s/ Richard J. Socia Richard J. Socia	Director	April 12, 2004

/s/ Wayne Wright Wayne Wright	Director	April 12, 2004

CONSOLIDATED FINANCIAL STATEMENTS

As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of Polar Molecular Holding Corporation are provided in this section as follows:

INDEX TO FINANCIAL STATEMENTS

Independent Auditor’s Report	F-2

Consolidated Balance Sheets – December 31, 2003 and December 31, 2002	F-3

Consolidated Statements of Operations – For the Year Ended December 31, 2003, For the Nine Months Ended December 31, 2002 and For the Year Ended March 31, 2002	F-4

Consolidated Statement of Changes in Stockholders’ Deficit – For the Period from April 1, 2001 through December 31, 2003	F-5

Consolidated Statements of Cash Flows – For the Year Ended December 31, 2003, For the Nine Months Ended December 31, 2002 and For the Year Ended March 31, 2002	F-6

Notes to Financial Statements	F-7

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Polar Molecular Holding Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Polar Molecular Holding Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polar Molecular Holding Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Denver, Colorado

February 16, 2004

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

	DECEMBER 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$73
Accounts receivable	25	14
Inventory	—	9
Prepaid expenses	7	—

Total current assets	34	96

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $85 and $74	25	38

NOTE RECEIVABLE, officer	100	—

OTHER ASSETS	47	—

PATENT AND TRADEMARK, net of accumulated amortization of $400 and $347	47	100

TOTAL ASSETS	$253	$234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,386	$2,552
Current portion of capital lease obligation	6	12
Accounts payable	1,507	816
Deferred revenue	—	340
Accrued payroll and payroll taxes	1,002	924
Other accrued liabilities	809	204

Total current liabilities	4,710	4,848

LONG-TERM CAPITAL LEASE OBLIGATION, net of current portion	—	6

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:
Preferred stock, undesignated, 50,000,000 shares authorized for total preferred stock, none outstanding	—	—
Common stock - $.01 par value, 200,000,000 shares authorized, 96,021,045 and 50,871,823 shares issued and outstanding	960	509
Additional paid-in capital	15,211	13,214
Common stock warrants	1,180	—
Deferred stock-based compensation	(57)	(5)
Treasury stock, 250,000 shares at cost	(94)	—
Accumulated deficit	(21,657)	(18,338)

Total stockholders’ deficit	(4,457)	(4,620)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253	$234

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share data)

	FOR THE YEAR ENDED DECEMBER 31, 2003	FOR THE NINE MONTHS ENDED DECEMBER 31, 2002	FOR THE YEAR ENDED MARCH 31, 2002
REVENUES:
Product sales	$66	$55	$74
Royalties	350	129	88

Total revenues	416	184	162

OPERATING EXPENSES:
Cost of product sales	50	52	42
Salaries	332	540	496
Travel and entertainment expenses	52	50	32
General and administrative	1,662	616	1,034
Allowance for advances to merger candidate	45	270	125
Expense for stock and options for services	1,095	23	208
Amortization and depreciation	68	59	74

Total operating expenses	3,304	1,610	2,011

LOSS FROM OPERATIONS	(2,888)	(1,426)	(1,849)

OTHER INCOME (EXPENSE):
Interest expense	(431)	(167)	(99)
Other income	—	1	2

Total other income (expense)	(431)	(166)	(97)

NET LOSS	(3,319)	(1,592)	(1,946)

PREFERRED STOCK DIVIDENDS	—	—	(51)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,319)	$(1,592)	$(1,997)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	72,557,000	50,313,000	39,243,000

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 1, 2001 THROUGH DECEMBER 31, 2003 (in thousands except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	WARRANTS	TREASURY STOCK	ACCUMULATED DEFICIT	DEFERRED STOCK- BASED COMPENSATION	TOTAL
	SHARES	AMOUNT
BALANCES, April 1, 2001	34,728,977	$347	$12,988	$—	$—	$(14,749)	$—	$(1,414)
Stock issued with debt	2,148,536	22	22	—	—	—	—	44
Stock issued for interest and extension of notes	496,195	5	6	—	—	—	—	11
Stock issued for preferred stock dividends	2,114,878	21	26	—	—	—	—	47
Stock options exercised	6,775,428	68	(66)	—	—	—	—	2
Stock issued for services	3,137,572	31	38	—	—	—	—	69
Stock cancelled	(6,790)	—	—	—	—	—	—	—
Stock options issued to employees and consultants	—	—	150	—	—	—	(11)	139
Warrants issued with Preferred Stock, Series B	—	—	10	—	—	—	—	10
Warrants issued with debt	—	—	2	—	—	—	—	2
Preferred stock dividends	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	(1,946)	—	(1,946)

BALANCES, March 31, 2002	49,394,796	494	13,176	—	—	(16,746)	(11)	(3,087)
Stock issued with debt	470,080	5	5	—	—	—	—	10
Stock issued for interest and extension of notes	745,789	7	9	—	—	—	—	16
Stock issued for services	261,158	3	3	—	—	—	—	6
Warrants issued with debt	—	—	10	—	—	—	—	10
Stock options granted to employees and consultants	—	—	11	—	—	—	(8)	3
Net loss	—	—	—	—	—	(1,592)	14	(1,578)

BALANCES, December 31, 2002	50,871,823	509	13,214	—	—	(18,338)	(5)	(4,620)
Shares issued in connection with merger	18,594,122	186	(2,909)	1,051	(94)	—	—	(1,766)
Stock issued for services	8,206,626	82	958	—	—	—	—	1,040
Stock cancelled	(1,920,625)	(19)	19	—	—	—	—	—
Stock issued for interest	702,640	7	9	—	—	—	—	16
Stock options exercised	7,643,828	76	1,330	—	—	—	—	1,406
Conversion of notes	11,422,631	114	2,465	—	—	—	—	2,579
Stock options granted to employees and consultants	—	—	80	129	—	—	(52)	157
Sale of common stock	500,000	5	45	—	—	—	—	50
Net loss	—	—	—	—	—	(3,319)	—	(3,319)

BALANCES, December 31, 2003	96,021,045	$960	$15,211	$1,180	$(94)	$(21,657)	$(57)	$(4,457)

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEAR ENDED DECEMBER 31, 2003	FOR THE NINE MONTHS ENDED DECEMBER 31, 2002	FOR THE YEAR ENDED MARCH 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,319)	$(1,592)	$(1,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68	59	74
Allowance for advances to merger candidate	45	270	125
Common stock and warrants issued for interest	16	20	11
Common stock and options issued for services	1,197	19	208
Amortization of debt discount and issuance cost	18	8	85
Changes in operating assets and liabilities:
Accounts receivable	(11)	20	9
Inventory	9	—	1
Prepaid expenses	(7)	—	5
Other assets	(47)	—	—
Accounts payable	881	15	600
Deferred revenue	(340)	(129)	(88)
Accrued liabilities	725	291	605

Net cash used in operating activities	(765)	(1,019)	(311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent additions	—	(30)	(8)
Purchase of equipment	(2)	(16)	(2)
Advance to Officer	(100)	—	—

Net cash used in investing activities	(102)	(46)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from note borrowings	401	1,145	151
Cash payments on note borrowings	(3)	—	—
Cash paid on capital lease	(12)	(7)	(8)
Cash received from sale of common stock	50	—	—
Cash received in merger	4	—	—
Proceeds from options and warrants exercised	356	—	2

Net cash provided by financing activities	796	1,138	145

INCREASE (DECREASE) IN CASH	(71)	73	(176)

CASH, at beginning of year	73	—	176

CASH, at end of year	$2	$73	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	$—	$18	$5

Income taxes	$—	$—	$—

Non-cash financing activities:

Conversion of notes payable to stock	$2,084	$—	$—

Conversion of accrued interest to stock	$409	$—	$—

Conversion of accounts payable to stock	$86	$—	$—

Redemption of preferred stock through notes	$—	$—	$800

Advances to merger candidate	$(607)	$(270)	$(125)

Assumption of liabilities with merger	$1,207,000	$—	$—

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS

1.	ORGANIZATION AND NATURE OF OPERATIONS:

Polar Molecular Holding Corporation, a Delaware corporation, (the “Company”) was formerly known as Murdock Communications Corporation. A merger of Murdock Communications Corporation, a shell corporation, and Polar Molecular Corporation (“PMC”) was completed on July 14, 2003. The merger has been treated for accounting and financial reporting purposes as a reverse acquisition of Murdock by PMC, since the former PMC stockholders control the Company after the merger. Under this accounting treatment, PMC is deemed for accounting purposes to be the acquiring entity and Murdock the acquired entity. Accordingly, the transaction has been treated as a recapitalization of PMC, with no goodwill recorded. The financial statements of the Company after the merger now reflect PMC on a historical basis. All references to the Company mean Polar Molecular Holding Corporation and/or PMC. As of the date of the merger, Murdock had total assets of $12,000 and total liabilities of $1,178,000, which were assumed by Polar. The liabilities assumed include: accounts payable $305,000, accrued expenses $342,000 and notes payable $531,000.

The Company markets its proprietary petroleum additives for use in crude and refined petroleum products.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation – The accompanying financial statements include the statements of the Company and its wholly-owned subsidiary Polar Molecular Corporation. All intercompany transactions and accounts are eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable – Trade receivables consist of uncollareralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date. Past due receivables do not bear interest. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectable.

No provision for uncollectible accounts was deemed necessary at December 31, 2003 and December 31, 2002. The Company recorded no bad debts during the year ending December 31, 2003, nine months ending December 31, 2002 and $3,000 of bad debts during the year ended March 31, 2002 for trade receivables.

Inventories – Inventories consist primarily of packaging materials and finished products. Inventories are stated at the lower of cost (first-in, first-out method) or market. There were no inventories on hand at December 31, 2003.

Income Taxes – The Company accounts for income taxes under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance.

Property and Equipment – Property and equipment is stated at cost. Depreciation is computed principally using the double declining balance method over 5 to 7 years.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings. Property and equipment consists of the following:

	December 31, 2003	December 31, 2002
Machinery and equipment	$96,000	$94,000
Furniture and fixtures	14,000	14,000

	110,000	108,000
Less accumulated depreciation and amortization	(85,000)	(70,000)

Property and equipment, net	$25,000	$38,000

Depreciation expense for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002 was $15,000; $16,000 and $11,000, respectively.

Revenue Recognition – The Company recognizes revenue as its product is sold, collectibility is reasonably assured, and delivery has occurred.

Product Sales – Product sales include the amounts charged for products shipped to customers, plus the freight charges to ship the product from the manufacturer to the customer.

Royalties – Royalties are recognized when the customer reports actual sales or usage.

Deferred Revenue – Deferred revenue consists of sales which were billed and cash received in advance. Deferred revenue is being recognized based on subsequent sales as reported by the customer. As of December 31, 2003 all advanced billings had been earned.

Deferred Financing Costs – Costs incurred in connection with obtaining debt or obtaining extensions are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt. As of December 31, 2003, deferred financing costs were $50,000 with $3,297 of amortization expense recognized in the year ended December 31, 2003.

Cost of Product Sales – Cost of product sales includes the direct cost of the product and the freight charges to ship the product from the manufacturer to the customer.

General and Administrative Expenses – General and administrative expenses include costs for legal, accounting and consulting services, patent amortization, depreciation, payroll taxes and other general and administrative costs.

Use of Estimates – The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Significant estimates include the life and realization of the Company’s capitalized costs associated with its patents and the fair value of stock options and warrants. Due to lack of capital to adequately market its product, the lack of a market for the Company’s stock, and other uncertainties it is reasonably possible these estimates could materially change in the next year.

Stock-Based Compensation – The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options granted to employees is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the common stock.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that options, warrants, and similar instruments which are granted to non-employees for goods or services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

SFAS No. 123 requires the Company to provide pro forma information regarding net income as if compensation costs for the Company’s option plans and other awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Expected volatility	253%	100%	100%
Risk-free interest rate	3.38%	3.07%–4.47%	3.49%–4.93%
Expected dividends	$—	$—	$—
Expected terms (in years)	5	2-4	2-5

	Year Ended December 31, 2003	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Net loss, as reported	$3,319,000	$1,592,000	$1,946,000
Pro forma stock compensation expense, net of tax benefit	642,000	—	150,000
Employee stock compensation under the intrinsic method	(3,000)	—	(150,000)

Pro forma net loss	$3,958,000	$1,592,000	$1,946,000

Net loss per share, basic and diluted,
As reported	$0.05	$0.03	$0.05
Pro forma stock compensation expense	0.01	—	—
Employee stock compensation under the intrinsic method	—	—	—

Pro forma	$0.06	$0.03	$0.05

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents, which are comprised of options, warrants and convertible notes to purchase or convert into 30,332,013, 18,740,143 and 10,269,258 shares of common stock as of December 31, 2003, December 31, 2002 and March 31, 2002, respectively, have been omitted from earnings per share because the inclusion would be anti-dilutive. Basic and diluted EPS were the same for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

Impairment of Long-Lived Assets – In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Fair Value of Financial Instruments – The Company estimates that the fair value of all of its financial instruments approximates the carrying value.

Research and Development Costs – These costs are expensed as incurred. Research and development related expenses were approximately $62,000, $11,000 and $14,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively.

Trademarks and Patents – Trademarks and patents consist of legal costs incurred, as well as royalties paid, to obtain the Company’s trademark and patents. Patents are being amortized over 17 years.

Advertising – The Company expenses advertising costs as incurred. Marketing related expenses were approximately $68,000, $27,000 and $34,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively.

3.	CONTINUED OPERATIONS:

At December 31, 2003, the Company had a working capital deficit of $4,676,000, stockholders’ deficit of $4,457,000, and has incurred significant losses from operations since its inception. These factors indicate the Company may be unable to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue operations. The Company has taken the following steps to improve its operations:

As the first step in the Company’s business strategy to sell DurAlt® FC to major oil and additive companies for bulk treatment of gasoline worldwide, in September 2001 the Company entered into a Marketing Agreement with TFEA, a business unit of TotalFinaELF (TFE), pursuant to which the Company has agreed to create and market a combined fuel additive package consisting of its DurAlt® FC and TFEA’s gasoline and diesel detergent additives. The agreement targets potential sales for the combined additive package in Europe, North and South America, Asia and Africa, and the Company anticipates that the first customer contracts will be concluded in 2004. The Company has not yet received a purchase order under this agreement.

In addition to marketing to major oil and additive companies, the Company is marketing its products to secondary market customers, defined as fleet and marine operators and industrial and utility plants. In that regard, in August 2003, the Company signed an exclusive worldwide distribution agreement with Lockhart Chemical Company, which provides Lockhart with a limited license to manufacture the product for sales under the contract and requires Lockhart to pay a royalty to the Company of approximately $7.00 per gallon sold. The Company has not yet received any royalties under this contract.

4.	PATENTS:

In February 1993, PMC entered into bankruptcy. When it emerged in December of 1994, PMC qualified for fresh start accounting. The patents were assigned $325,000 of the reorganizational value. Upon emergence from bankruptcy, PMC began to amortize the cost over the average remaining life of all its patents at the reorganization date, which was 9 years. PMC capitalized an additional $122,000 of legal costs incurred through December 31, 2003 relating to the existing patents and new patents which combine DurAlt with various gasoline detergent chemistries. These costs are also being amortized over their remaining life.

The Company recorded amortization $58,000, $48,000 and $58,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively. The Company

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

evaluates the realizability of its patents based on estimated cash flows to be generated from such assets. To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

The patents are encumbered by liens in favor of certain note holders, consultants and employees and officers. As of December 31, 2003, the total amount of indebtedness covered by such liens was approximately $2 million.

5.	RELATED PARTY TRANSACTIONS:

As of December 31, 2003 and December 31, 2002, the Company had accrued compensation, expenses and consulting due to certain officers and directors in the amount of approximately $1,283,000 and $1,078,000, respectively, which were partially offset by advances to officers and directors of approximately $341,000 and $333,000, respectively. The Company also had notes payable to directors of approximately $137,000 as of December 31, 2003. The total accrued compensation has been collateralized by a second priority lien on the Company’s patents.

On February 7, 2003, the Company advanced $100,000 to an officer and director in the form of a promissory note. The note matures in February 2007 and requires annual interest payments at the rate of the prime rate plus 1%.

6.	COMMITMENTS AND CONTINGENCIES:

Operating Leases – The Company is leasing office space in Denver, Colorado for approximately $5,000 per month, under a lease that expires in June 2007.

Rent expense for office space and equipment was $62,000; $50,000 and $112,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively.

Future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Amount
2004	$62,000
2005	62,000
2006	62,000
2007	26,000

Total	$212,000

Capital Leases – The Company leases fixed assets under capital leases. As of December 31, 2003, the Company had recorded fixed assets under capital leases of approximately $33,000 with accumulated depreciation of approximately $26,000. Depreciation expense for assets under capital leases was approximately $10,000, $6,000 and $10,000 for the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, respectively.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

Future minimum lease payments under capital leases are as follows:

Years Ending December 31,	Principal	Interest	Total
2004	6,000	—	6,000

Total	6,000	$—	$6,000

Less current portion	(6,000)

Long-term capital lease obligation	$—

Consulting Agreements – The Company has entered into several agreements with outside consultants. The terms of the agreements generally require hourly or daily fees to be paid based on services provided.

Former Employee Dispute– A former employee has notified the Company about potential claims in the amount of $320,000 against the Company, relating to alleged unpaid wages and benefits. No lawsuit has been filed to date. The Company’s legal counsel has not yet reviewed the claims. Management believes that the claims are without merit and intends to vigorously contest such amounts. No loss has been recorded related to these claims.

Litigation – The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operation or liquidity of the Company.

7.	UNEARNED REVENUE/SIGNIFICANT CUSTOMERS:

In 1995, the Company received $1,275,000 advanced royalties from one customer, Amway Corporation. This advanced payment of royalties gives the customer the right to manufacture, sell and/or use 300,000 gallons of additives. In 2003, the Company received a reconciliation of the number of gallons used by this customer, which differed significantly from what was previously provided by the customer and used to recognize royalty revenue under the contract. Therefore, during the year ended December 31, 2003 the Company has recognized $265,000 for royalties earned prior to January 1, 2003, but reported by the customer in the current year. As of December 31, 2003, the balance of the deferred revenue had been fully earned.

Sales to customers vary significantly from year to year. The following table sets forth the percentage of product sales each year for customers whose sales are 10% or greater of total product sales, in the years ended December 31, 2003, the nine months ended December 31, 2002 or the year ended March 31, 2002:

Customer	December 31, 2003	December 31, 2002	March 31, 2002
Egan’s Pit Stop	1.1%	22.7%	19.0%
Everbest Products, Inc.	—%	70.1%	—%
Harley Davidson Motorcycle Company	6.0%	—%	18.0%
Motor Vac Tech., Inc.	3.2%	—%	17.3%
ValvTect Petroleum Products	78.2%	—%	29.0%

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

8.	DEBT:

The Company has the following debt at December 31, 2003 and December 31, 2002:

	December 31,
	2003	2002
Bridge loan, collateralized by patents, interest at 15% originally payable on December 31, 2003. Final maturity has been extended to June 30, 2004.	$649,000	$574,000

Bridge loan, collateralized by patents, interest at 12% per annum, extended maturity of July 19, 2003, issued with 86,889 shares of common stock resulting in an original discount of approximately $5,000. During the year ended December 31, 2003, the bridge loan was converted to 3,106,852 shares of common stock which included $55,000 of accrued interest expense.	—	200,000

Notes payable, unsecured, interest at 12% per annum, which matured in December 2001 and are currently in default, issued with 271,670 shares of common stock resulting in an original discount of approximately $11,000 that is fully amortized. During the year ended December 31, 2003, 50% of the notes were converted to 999,999 shares of common stock, which included $22,000 of accrued interest expense.	30,000	60,000

Note payable, unsecured, interest at 12% per annum, which matures on January 1, 2004. The Company did not make the payment required on January 1, 2004, and as of March 31, 2004 is negotiating new terms with the noteholder.	100,000	—

Note payable, unsecured, interest at 7% per annum, payable July 14, 2004. In the event the notes are paid on or before July 14, 2004, the note can be settled in full for $300,000.	500,000

Convertible notes payable, collateralized by patents, convertible into common stock at $0.89 per share, interest at 10%. The notes were converted into 4,828,611 shares of common stock upon closing of the merger on July 14, 2003.	—	1,700,000

Notes payable with no specified maturity, interest payable at interest rates ranging from 6% to 12% per annum.	107,000	18,000

Total	$1,386,000	$2,552,000

9.	STOCKHOLDERS’ EQUITY:

Common Stock – In the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, there were 702,640, 745,789 and 496,195 shares of common stock, respectively, issued for the payment of $16,000, $16,000, and $11,000 of interest, respectively.

In the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, 7,643,828, 0 and 6,775,428 shares, respectively, were issued for the exercise of warrant and stock options. Proceeds for the exercises totaled $1,406,000, $0 and $62,000, respectively.

In the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, 8,206,626, 261,158 and 3,137,572 shares, respectively, were issued to officers, directors, and consultants for services valued at $1,040,000, $6,000 and $69,000, respectively. 1,920,625 of the shares granted in the year ended December 31, 2003 were forfeited back to the Company. The weighted average grant date fair value of the common stock was $.13 for the year ended December 31, 2003 and $.052 for the nine months ended December 31, 2002 and the year ended March 31, 2002. Compensation expense was calculated based on the quoted market price on the grant date or, prior to the merger, the fair value as determined by an independent valuation.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

In the year ended December 31, 2003, 11,422,631 shares of common stock were issued for conversion of $2,579,000 of accounts and notes payable and accrued interest.

Preferred Stock – The Company has authorized the issuance of a total of 50,000,000 shares of undesignated preferred stock. As of December 31, 2003 no shares have been designated or issued.

Anti-Dilution Agreement – In 1996, the Company sold 130,578 shares of its common stock for $1.91 a share in a private placement to a limited liability company (LLC). The Company granted the LLC a right of first refusal to participate in any future private placements of the Company’s common stock prior to any public offering. In addition, the Company agreed that if it sold shares below $1.91, it would be required to issue shares at no cost sufficient to preserve the ownership of the Company by the LLC. In fiscal 1999, the Company issued 33,159 shares under this provision. Upon closing of the merger, the Company issued 440,181 additional shares under the anti-dilution provision, plus $15,000, in final settlement of all obligations under the Anti-Dilution Agreement.

Stock Options and Warrants – The following is a table of options and warrants issued during the year ended March 31, 2002; the nine months ended December 31, 2002; and the year ended and December 31, 2003:

	Number of Options/ Warrants	Weighted Average Exercise Price
Outstanding, April 1, 2001	7,665,602	$0.73604
Options and warrants granted	6,775,428	0.00004
Options and warrants granted	1,238,856	0.31207
Options and warrants granted	56,410	0.42546
Options and warrants granted	1,257,565	0.24889
Options and warrants granted	50,825	0.59564
Options and warrants exercised	(6,775,428)	0.00004

Outstanding, March 31, 2002	10,269,258	0.62543
Options and warrants granted	5,729,594	0.24889
Options and warrants granted	335,082	0.59564
Options and warrants granted	496,198	0.00004

Outstanding, December 31, 2002	16,830,132	0.47651
Options and warrants granted	1,870,629	0.21000
Options and warrants granted	1,762,800	0.02000
Options and warrants granted	32,152	0.60000
Options and warrants granted	2,334,528	0.16000
Options and warrants granted	350,000	0.10000
Options and warrants assumed in merger	12,096,854	2.41000
Options and warrants exercised	(7,511,653)	0.21000
Options and warrants expired	(1,866,762)	0.70000

Outstanding, December 31, 2003	25,898,680	$1.35106

In the year ended December 31, 2003, the nine months ended December 31, 2002 and the year ended March 31, 2002, 2,334,528, 0 and 0 options and warrants were granted at the market price of the Company’s stock, respectively; 2,112,800, 496,198 and 6,775,428 options and warrants were granted below the market price of the Company’s stock, respectively; and the remaining 1,902,781, 6,064,676 and 2,603,657 options and warrants were granted at or above the market price of the Company’s stock, respectively. At December 31, 2003, 24,063,181 options and warrants were exercisable with a weighted average exercise price of $1.45.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

Equity Incentive Plan – In 2003, the Company adopted an Equity Incentive Plan, the terms of which provide for the grant of incentive stock options, non-qualified stock options, restricted stock awards, stock bonuses, stock units, stock appreciation rights and other stock grants to certain key employees and consultants of the Company. The Plan is administered by a committee of the Board of Directors. The Committee is granted the authority and discretion under the Plan to select participants that are either employees of the Company (including officers and/or directors) or consultants. The Committee is also granted the discretion to determine the awards to be made pursuant to the plan, including the number of awards, the time and manner in which such awards are to be granted, the conditions upon which such awards may be exercised or retained, and other terms and requirements of the various compensation incentives. The Plan provides that 15,000,000 shares of common stock may be issued under the Plan as various forms of compensation. The Plan limits the amount of options or stock appreciation rights any one individual may receive to 2,000,000.

Upon the occurrence of a Corporate Reorganization or Change in Control, as defined in the Plan, the Committee has the discretion to:

•	Declare all options and stock appreciation rights fully exercisable;

•	Declare that all restrictions with respect to restricted stock and other awards have lapsed;

•	Declare any or all stock units immediately payable;

•	Provide for the assumption or substitution of any or all awards under the Plan; or

•	Make any other provision for the outstanding awards (including termination of the awards) as the Committee deems appropriate.

The Board of Directors may terminate the Plan at anytime and may amend or modify the plan from time to time; provided that no such amendment or modification may become effective without the requisite stockholder approval, if required. Unless otherwise terminated by the Board of Directors, the Plan will terminate at the close of business on the 10 –year anniversary of the effective date of the Plan, and no awards will be granted pursuant to the Plan after such termination.

The following is a table of non-qualified options issued during the year ended December 31, 2003, pursuant to the Plan:

Options granted	133,333	$0.23000
Options granted	4,300,000	0.17000

Outstanding, December 31, 2003	4,433,333	$0.17000

At December 31, 2003, 1,488,889 options granted under the Equity Incentive Plan were exercisable and all were granted at the market price of the Company’s common stock.

In addition to the options granted, the Company issued stock bonuses to certain officers, directors and employees totaling 2,850,000 shares, of which 1,350,000 shares were later forfeited. The market price of the Company’s common stock on the date of grant was $0.17. Accordingly, the Company recorded compensation expense in the amount of $485,000 in the year ended December 31, 2003.

The following table sets forth the shares available for future grants under the Plan as of December 31, 2003:

Total shares approved	15,000,000
Options granted	(4,433,333)
Stock bonus awards	(1,500,000)

Shares available, December 31, 2003	9,066,667

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

The following table summarizes information about all warrants and options outstanding as of December 31, 2003:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.001 to $0.10	4,147,586	6.2	$0.04	4,147,586	$0.04
$0.11 to $0.30	6,939,541	4.7	$0.17	2,244,201	$0.17
$0.31 to $0.60	5,781,921	3.8	$0.38	5,781,921	$0.38
$0.61 to $1.00	921,052	1.4	$0.90	921,052	$0.90
$1.01 to $1.50	1,935,083	1.0	$1.33	1,968,787	$1.33
$1.51 to $1.75	3,620,856	0.3	$1.62	3,620,856	$1.62
$1.76 to $3.25	5,813,145	0.6	$2.64	5,813,145	$2.64
$3.26 to $ 9.50	1,172,840	2.6	$4.27	1,172,840	$4.27

Total	30,332,024	3.0	$1.09	25,670,388	$1.26

10.	INCOME TAXES:

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2003	December 31, 2002
Stock options	$20,000	$8,000
Accrued salaries	400,000	370,000
Merger related expenses, cost of debt issuance and other	—	444,000
Net operating loss	4,700,000	3,850,000
Less valuation allowance	(5,120,000)	(4,672,000)

Net deferred tax asset	$—	$—

At December 31, 2003, the Company has net operating loss carryforwards totaling approximately $12,000,000. These operating loss carryforwards expire in the years 2010 through 2025, and are likely to be subject to limitations due to changes in the common stock of the Company and Internal Revenue Code Section 382.

The valuation allowance increased by approximately $448,000 during the year ended December 31, 2003.

11.	SUBSEQUENT EVENTS:

In January 2004, the Company’s board of directors approved the grant of 800,000 shares of common stock and 550,000 stock options at $0.17 per share to officers, directors and consultants of the Company who forfeited their respective stock grants in 2003.

In January 2004, the Company’s board of directors approved extending the expiration of the Company’s publicly-traded warrants to purchase 1,818,618, shares of common stock at $1.57 from January 19, 2004 to April 19, 2004.

In January 2004, the Company’s board of directors approved extending the expiration of the certain of the Company’s warrants to purchase 2,171,394, shares of common stock at exercise prices ranging from $0.96 to $1.57. The expiration dates were extended one year from the original expiration dates which range from February 3, 2004 to November 30, 2004.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO FINANCIALS—(Continued)

In January 2004, the Company issued 102,500 shares of common stock in settlement of $10,250 of notes payable.

In February 2004, the Company issued warrants to purchase 2,564,211 shares of common stock at $0.15 per share for a five-year period to Bolder Venture Partners, as part of its agreement with the Company to assist with the Company’s capital formation efforts.

In March 2004, the Company issued 500,000 common shares together with warrants to purchase 166,666 shares of common stock at $0.13 per share for a five-year period, warrants to purchase 166,666 shares of common stock at $0.26 per share for a five-year period and warrants to purchase 166,668 shares of common stock at $0.39 per share for a five-year period as compensation to C.C.R.I. Corporation, a consultant of the Company

From January 1, 2004 to March 31, 2004, the Company issued 4,125,000 shares of common stock together with warrants to purchase 8,250,000 shares of common stock at $0.10 per share for a two-year period in a sale of securities under a private placement. Total proceeds from such sales were $412,500.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.4	Third Amendment to Agreement and Plan of Merger effective as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.5	Fourth Amendment to Agreement and Plan of Merger dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

3.1	Certificate of Incorporation of Polar Molecular Corporation. (8)

3.2	Bylaws of Polar Molecular Corporation. (8)

3.3	Certificate of Incorporation of Polar Molecular Holding Corporation. (8)

3.4	Bylaws of Polar Molecular Holding Corporation. (8)

4.1	Form of Common Stock Purchase Warrant Agreement between Murdock Communications Corporation and Firstar Trust Company. (1)

4.2	Form of Redeemable Warrant. (1)

4.3	First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between Murdock Communications Corporation and Firstar Trust Company. (4)

4.4	Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.5	Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.6	Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.7	Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (8)

10.1	Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (8)

10.2	Form of Convertible Note of Murdock Communications Corporation due May 29, 2003 (5)

10.3	Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (6)

10.4	Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co., L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (8)

10.5	Second Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 27, 2003, among Buckeye Retirement Co., L.L.C., Murdock Communications Corporation and Guy O. Murdock (10)

Exhibit Number	Document Description
10.6	Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (7)

10.7	First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (8)

10.8	Second Amendment to Compensation Agreement between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C., dated June 24, 2003. (9)

10.9	Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (7)

10.10	Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.11	Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.12	Third Amendment to Compromise Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.13	Fourth Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 30, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (10)

10.14	Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (8)

10.15	Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (8)

10.16	Letter Agreement between Murdock and Berthel Fisher & Company for settlement of outstanding fees, dated January 9, 2003. (8)

10.17	Letter Agreement between Murdock and MCC Investment Company regarding outstanding debt, dated January 3, 2003. (8)

10.18	Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (8)

10.19	First Amendment to Mutual Settlement and Release Agreement, dated as of June 27, 2003, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (10)

10.20	Investor Rights Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.21	Purchase Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.22	Promissory Note of Polar in favor of Affiliated Investments, L.L.C. in the principal amount of $600,000 dated as of October 25, 2001. (8)

Exhibit Number	Document Description
10.23	Security Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.24	Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of February 28, 2002. (8)

10.25	First Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of May 31, 2002. (8)

10.26	Second Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 1, 2002. (8)

10.27	Third Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (8)

10.28	Fourth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of June 20, 2003. (10)

10.29	Fifth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of December 19, 2003. (13)

10.30	Agreement Regarding Dispersal of Escrow Funds and Further Security Interest dated as of June 20, 2003 between Polar and Affiliated Investments, L.L.C. (10)

10.31	License Agreement between Polar and Amway Corporation dated as of May 23, 1995. (8)

10.32	Placement Agreement between Polar and Berthel Fisher & Company Financial Services, Inc. dated as of December 21, 2001, as amended by Amendment A dated as of December 21, 2001, by Amendment B dated as of February 28, 2002, by Amendment C dated as of March 27, 2002, by Amendment D dated as of April 30, 2002, by Amendment E dated as of May 15, 2002, by Amendment F dated as of June 13, 2002, by Amendment G dated as of July 12, 2002, by Amendment H dated as of August 30, 2002, by Amendment I dated as of September 30, 2002, by Amendment J dated as of September 30, 2002 and by Amendment K dated as of January 20, 2003. (8)

10.33	Consulting Agreement between Polar and Gilbert Chapelet dated as of July 1, 2002. (8)

10.34	Consulting Agreement between Polar and Jim Clarke dated as of June 21, 2002. (8)

10.35	Security Agreement among Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Melissa Polich, Gerard Gorman, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated December 18, 2001, as amended. (8)

10.36	Second Amendment to Security Agreement by and between Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated January 31, 2003. (13)

10.37	Amended and Restated Security Agreement dated as of February 4, 2003, by and among Polar and each of the Lenders set forth on Schedule I thereto. (8)

10.38	Reaffirmation of Assignments of United States and Foreign Patents between Polar and Otis L. Nelson, Jr., Mark L. Nelson, and A. Richard Nelson dated as of October 19, 2001. (8)

10.39	Promissory Note of Mark L. Nelson in favor of Polar in the principal amount of $100,000 dated as of February 7, 2003. (8)

10.40	Exclusive Aftermarket Distributorship of PMC Products in the Republic of South Korea dated as of October 11, 2002 between Polar and Pacific Crest, L.L.C. (8)

10.41	Amended and Restated Master Distribution Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of August 14, 2003. (11)

Exhibit Number	Document Description
10.42	Manufacturing Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of October 23, 2002. (13)

10.43	Exclusive Distribution Agreement by and among Polar Molecular Corporation, PowerRight Holdings Limited and Everbest Products dated as of September 2003. (12)

10.44	TotalFinaElf Additives Joint Marketing Agreement. (13)

10.45	Form of Polar Molecular Holding Corporation Equity Incentive Plan. (8)

10.46	Registration Rights Agreement, dated as of June 30, 2003, among Polar Molecular Holding Corporation, Murdock Communications Corporation, Daniel C. Cadle, Republic Credit Corporation, John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Buckeye Retirement Co., L.L.C. (10)

10.47	Letter Agreement with Transition Partners Limited dated October 24, 2003. (13)

10.48	Letter Agreement with Bolder Venture Partners dated February 9, 2004. (13)

10.49	Voting Agreement dated June 3, 2003 between Polar and the stockholders named on Schedule I thereto. (13)

10.50	Settlement Agreement and Mutual Release dated as of July 14, 2003 by and among Polar Molecular Corporation, Polar Molecular Holding Corporation, and GRQ, L.L.C. (13)

21	List of Subsidiaries. (13)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (13)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (13)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (13)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (13)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.
(2)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to Murdock’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 106987) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on August 22, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on October 8, 2003 and incorporated herein by reference.
(13)	Filed herewith.