Form 10-K/A
period 2003-12-31
POLAR MOLECULAR HOLDING CORP
filed 2004-04-29
CIK 908754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of Common Stock outstanding as of April 28, 2004 was 105,367,995.

Explanatory Note: This Amendment to Form 10-K amends the registrant’s Annual Report on Form 10-K, as filed by the registrant on April 13, 2004, and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the registrant’s Form 10-K to the incorporation by reference of registrant’s Definitive Proxy Statement into Part III of the Form 10-K is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the original 10-K has been updated by this Amendment.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary information concerning the Company’s directors and executive officers is set forth below. The board of directors consists of nine members. The following individuals are the current directors:

Name	Age	Term Expires	Position(s)
Mark L. Nelson	56	2006	President, Chief Executive Officer and Chairman of the Board of Directors
Charles Eisenstein	60	2006	Director, Vice President and Chief Operating Officer
Chandra B. Prakash, Ph.D.	68	2004	Director and Vice President
Alan L. Smith	60	2005	Director and Vice President
Brian P. Alleman	47	2004	Director, Vice President and Chief Financial Officer
Gilbert Chapelet	63	2005	Director
Walter Fay	83	2005	Director
Richard J. Socia	60	2006	Director
Wayne Wright	58	2006	Director

Mark L. Nelson serves as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Nelson is one of Polar’s co-founders and one of the inventors of Polar’s products. He has served as the Chairman and Chief Executive Officer of Polar since December 1994 and President since February 1995. Mr. Nelson currently has overall responsibility for activities related to business and market development, establishment of strategic alliances, legal affairs and capital formation.

Richard J. Socia has served as a director of the Company since December 1994. He has been the principal of Owner Realty Company, a full service real estate firm in Michigan, since 1969. He is also principal owner of Shoreline Financial Group, a full service mortgage company in The State of Michigan.

Charles Eisenstein has served as a director of the Company since the merger in July 2003, and Chief Operating Officer of the Company since August 2002. Mr. Eisenstein retired from PPG Grow Automotive in May 2002. He served as President and Chief Operating Officer of Grow Automotive, a wholly owned subsidiary and automotive chemicals manufacturing division of PPG Industries for over 10 years. Throughout his career, Mr. Eisenstein has worked extensively in the automotive chemicals business throughout North America, Europe, and Asia. Mr. Eisenstein holds a M.S. in Interdisciplinary Technology from Eastern Michigan University and a B.S. in chemistry from Notre Dame University.

Chandra B. Prakash, Ph.D. has served as a director of the Company since the merger in July 2003 and as Vice President of Environmental & Vehicle/Fuel Regulations since 1997. From 1990 until April 1997, Dr. Prakash was Head of Transportation Fuels with the Federal Department of Environment in Canada. Dr. Prakash holds a doctorate degree in Chemical Engineering from the University of British Columbia, Vancouver, Canada, and has published and presented 65 technical papers in national and international journals and conferences.

Alan L. Smith has served as a director of the Company since the merger in July 2003. He has been one of Polar’s directors since March 1999 and Vice President and Senior Automotive Industry Advisor since February 1998. Prior to joining Polar, Mr. Smith spent thirty-three years with Ford Motor Company in engine design and development. His most recent position at Ford was Director of Quality, Commercial Trucks. Mr. Smith holds a. M.S. in Mechanical Engineering from the University of Michigan.

Dr. Gilbert Chapelet has served as a director of the Company since the merger in July 2003. He recently concluded a career spanning 33 years with Elf Aquitaine then TotalFinaElf. Prior to his retirement in 2002, Dr. Chapelet served as a director of Special Elf Fuels and Lubricants and General Manager of a $1.2 billion subsidiary of TotalFinaElf, selling fuels to retail outlets. Dr. Chapelet holds a doctorate degree in chemistry from Grenable University in France.

Brian P. Alleman has served as a director since September 2003, and, Vice President and Chief Financial Officer of the Company, since August 2003. Mr. Alleman is also a partner in Tatum CFO Partners, LLP (Tatum), and has been so since August 2002. Tatum is a national professional services firm of career CFO’s that provides CFO level services to both public and private companies. Prior to August 2002, Mr. Alleman served as Vice President and Chief Financial Officer of Centuri Corporation, a privately owned company, from June 1993 to July 2002. Centuri manufactures and markets consumer products including Estes Model Rockets and Cox Model Airplanes. As Chief Financial Officer of Centuri, Mr. Alleman was responsible for overseeing all aspects of the financial and administrative areas of the company, including accounting, financial reporting, banking relations, human resources, management information systems and purchasing. Mr. Alleman received his B.Sc. in Accounting from Seton Hall University and is a certified public accountant.

Walter Fay has served as a director of the Company, since the merger in July 2003. Mr. Fay retired from General Motors in 1982 where he spent nearly 30 years, serving in various accounting and financial positions.

Wayne Wright has served as a director of the Company since 1997. Mr. Wright has been semi-retired since 2001. He previously served as President of Priority International Communications, Inc. (a wholly-owned subsidiary of Murdock from October 1997 to July 2001) from March 1997 to July 2001 and as Chairman of the Board of Priority International Communications, Inc. from 1996 to 1997.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors of the Company oversees the Company’s corporate accounting and financial reporting process. Three directors comprise the Audit Committee: Walter Fay, Richard Socia and Wayne Wright. None of the members of the Audit Committee has been identified by the Company as an “audit committee financial expert,” as defined in the applicable rules of the SEC, because the Company is listed on the OTCBB which has no such requirement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements were complied with, except that: a Form 3 was filed one day late for each of the following officers and directors of the Company: Messrs. Chapelet, Eisenstein, Nelson, Prakash, Smith and Socia; and, a Form 3 has not been filed for Messrs. Alleman and Fay.

Code of Ethics

The Company is in the process of adopting a Code of Ethics that applies to, among others, its executive officers, principal financial officer, and other persons, if any, performing similar functions. Once adopted, the Company will undertake proper disclosure of its Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Company’s Chief Executive Officer (the “Named Executive Officer”). There were no other executive officers who received total annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 2003.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year(1)	Salary ($)(2)	Bonus	Stock Awards ($)		Securities Underlying Options (#)
Mark L. Nelson President, Chief Executive Officer and Chairman of the Board of Directors	12/31/03 12/31/02 3/31/02	150,000 112,500 150,000	— — —	— — 20,109	(3)	300,000 — —

(1)	The fiscal year ended December 31, 2002 was nine months from March 31, 2002 to December 31, 2002.

(2)	Salary in the following amounts has been accrued but not yet paid to Mr. Nelson for the fiscal years ending December 31, 2003, December 31, 2002 and March 31, 2002, respectively: $89,678, $112,500 and $54,223.

(3)	Because Polar’s common stock was not publicly traded prior to the merger on July 14, 2003, there was no readily determinable market valuation for these shares. For purposes of this calculation, Polar has assumed that its common stock was valued at $.022 per share as determined by a valuation performed by Houlihan & Smith dated December 12, 2002, adjusted for the effect of the merger on the number of shares.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its Equity Incentive Plan. As of April 27, 2004, options to purchase a total of 4,933,333 shares were outstanding under the Equity Incentive Plan and options to purchase 7,766667 shares remained available for grant thereunder.

The following tables show, for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officer.

Option Grants in Last Fiscal Year

The following table provides certain summary information concerning stock option grants during 2003 for the Named Executive Officer.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Mark L. Nelson	300,000	10.5%	$0.17	9/26/08	$14,090	$31,136

Aggregated Option Exercises and Year-End Option Values

The following table provides certain summary information concerning stock option exercises during 2003 by, and option values as of December 31, 2003 for, the Named Executive Officer.

Aggregated Option Exercises

For Fiscal Year Ended December 31, 2003

And Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-END ($) Exercisable/ Unexercisable(1)
Mark L. Nelson	—	—	595,057/200,000	$1,030/$2,000

(1)	Amounts represent the fair market value of the underlying common stock at December 31, 2003 of $0.18 per share less the exercise price.

Compensation of Directors

The Company does not pay fees to non-employee directors of the Company for service on the Board of Directors or any of the Board’s committees. The members of the Board are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

All directors of the Company are eligible to participate in the Company’s Equity Incentive Plan. Option grants to non-employee directors are discretionary. During the fiscal year ended December 31, 2003, the Company granted its four non-employee directors options to purchase up to an aggregate of 700,000 shares of the Company’s common stock at an exercise price per share of $0.17 (the fair value of the common stock on the date of grant). These options vest ratably over a twelve month period from September 2003 to August 2004; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2004, the beneficial ownership of the Company’s outstanding Common Stock: (i) by each person who owns of record (or is known by the Company to own beneficially) more than 5% of the Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers as a group.

Name(1)	Number of Shares		Percentage of Common Stock
Mark L. Nelson	45,716,299	(2)	42.38%
Charles Eisenstein	1,468,845	(3)	1.25%
Chandra B. Prakash, Ph.D.	1,724,373	(4)	1.69%
Alan L. Smith	2,255,945	(5)	2.21%
Brian P. Alleman	529,167	(6)	*
Gilbert Chapelet	1,366,273	(7)	1.34%
Walter Fay	2,372,175	(8)	2.33%
Richard J. Socia	2,670,148	(9)	2.6%
Wayne Wright	1,188,396	(10)	1.17%
All Directors and Executive Officers as a group (9 persons)	47,433,862	(11)	43.69%
Thomas Berthel 701 Tama Street Marion, IL 52302	5,302,515	(12)	5.05%
Larry Cahill 3330 Southgate Court SW Cedar Rapids, IA 52404	6,148,397	(13)	5.87%
Voting Agreement Group	45,716,299	(14)	42.38%

*	Less than one percent (1%) of Common Stock outstanding on April 8, 2004.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the address of each person in this table is c/o Polar Molecular Corporation, 4600 S. Ulster Street, Suite 940, Denver, Colorado 80237.
(2)	Consists of 45,716,299 shares subject to a Voting Agreement between the Company, as successor to Polar, Mr. Nelson and certain other stockholders of the Company dated June 3, 2003, of which Mr. Nelson has sole voting power over such shares, consisting of 39,490,828 shares and options and warrants to purchase 6,225,471 shares exercisable within 60 days. This amount includes (i) 5,221,671 shares directly owned by Mr. Nelson and (ii) 695,056 shares subject to stock options held by Mr. Nelson that are exercisable within 60 days.
(3)	Consists of (i) 1,268,845 shares directly owned by Mr. Eisenstein and (ii) 200,000 shares subject to stock options held by Mr. Eisenstein that are exercisable within 60 days. Mr. Eisenstein is a party to the Voting

Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Eisenstein.

(4)	Consists of (i) 1,237,102 shares directly owned by Mr. Prakash and (ii) 487,271 shares subject to stock options held by Mr. Prakash that are exercisable within 60 days. Mr. Prakash is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Prakash.
(5)	Consists of (i) 741,339 shares directly owned by Mr. Smith, (ii) 831,470 shares held by the Alan L. Smith Trust, of which Mr. Smith is trustee, (iii) 78,345 shares held by Smith Family One, LLC, of which Mr. Smith is president and (iv) 604,791 shares subject to stock options held by Mr. Smith that are exercisable within 60 days. Mr. Smith is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Smith.
(6)	Consists of (i) 187,500 shares directly owned and (ii) 341,667 shares subject to stock options exercisable within 60 days.
(7)	Consists of (i) 931,233 shares directly owned by Mr. Chapelet and (ii) 435,040 shares subject to stock options held by Mr. Chapelet that are exercisable within 60 days. Mr. Chapelet is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Chapelet.
(8)	Consists of (i) 2,338,842 shares held by the Walter A Fay Living Trust U/A 1/4/82, of which Mr. Fay is trustee and (ii) 33,333 shares subject to stock options held by Mr. Fay that are exercisable within 60 days. Mr. Fay is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Fay.
(9)	Consists of (i) 1,885,180 shares directly owned by Mr. Socia, (ii) 292,057 shares subject to stock options held by Mr. Socia that are exercisable within 60 days (iii) 285,076 shares held by Debbi J. Patterson Socia, Mr. Socia’s spouse, and (iv) 207,835 shares subject to stock options held by Debbi J. Patterson Socia, Mr. Socia’s spouse. Mr. Socia is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Socia.
(10)	Consists of (i) 916,729 shares directly owned, (ii) 50,000 shares held by the Mitchell Investment Trust, of which Mr. Wright is trustee and (iii) 221,667 shares subject to stock options exercisable within 60 days.
(11)	Includes (i) 45,716,299 shares subject to a Voting Agreement between the Company, as successor to Polar, and certain stockholders of the Company dated June 3, 2003, consisting of 39,490,828 shares and options and warrants to purchase 6,225,471 shares exercisable within 60 days, and (ii) 563,334 shares subject to stock options exercisable within 60 days held by directors or officers who are not signatories to the Voting Agreement.
(12)	Based on review of the Company’s stock ledger. Consists of (i) 2,948,734 shares directly owned and (ii) 3,353,781 shares subject to warrants exercisable within 60 days.
(13)	Based on review of the Company’s stock ledger. Consists of (i) 2,971,953 shares directly owned and (ii) 3,176,444 shares subject to warrants exercisable within 60 days.
(14)	Consists of 45,716,299 shares subject to a Voting Agreement between the Company, as successor to Polar, Mr. Nelson and certain other stockholders of the Company dated June 3, 2003, of which Mr. Nelson has sole voting power over such shares, consisting of 39,490,828 shares and options and warrants to purchase 6,225,471 shares exercisable within 60 days.

Equity Compensation Plan Information

The following table summarizes share information, as of December 31, 2003, for the Company’s equity compensation plans, including the Company’s Equity Incentive Plan approved by shareholders in 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (Equity Incentive Plan)	4,433,333	0.17	9,066,667
Equity compensation plans not approved by security holders	0	—	0
Total:	4,433,333	0.17	9,066,667

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003, the Company had accrued compensation, expenses and consulting due to certain officers and directors in the amount of approximately $1,283,000, which were partially offset by advances to officers and directors of approximately $341,000. The Company also had notes payable to directors of approximately $137,000 as of December 31, 2003. The total accrued compensation has been collateralized by a second priority lien on the Company’s patents.

On February 7, 2003, the Company advanced $100,000 to Mark L. Nelson, a director and the Chief Executive Officer, in the form of a promissory note. The note matures in February 2007 and requires annual interest payments at the rate of the prime rate plus 1%.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In addition to retaining Hein & Associates, the Company’s independent certified public accountants, to audit the consolidated financial statements for the fiscal year ended December 31, 2003, the Company and its subsidiaries retained Hein & Associates to provide other services and expect to continue to do so in the future. The aggregate fees paid by the Company for audit, audit-related, tax and other services provided by Hein & Associates during the fiscal years ending December 31, 2003 and December 31, 2002, respectively, were:

	2003	2002
Audit fees	$106,294	$41,846
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
TOTAL	$106,294	$41,846

Audit services included the audit of the our annual financial statements, review of financial statements included in the our quarterly reports on Form 10-Q, review of Securities and Exchange Commission filings, consents, registration statements, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include audits of employee benefit plans and other services not directly impacting the audit of the annual financial statements and related services. There were no fees for audit-related services in 2003 or 2002.

Tax services consisted of the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns. There were no fees for tax services in 2003 or 2002.

All other services include fees billed services not considered audit or tax services. There were no fees for other services in 2003 or 2002.

Pre-Approval Policies and Procedures

The Audit Committee is in the process of adopting a policy for the pre-approval of audit, review and attest services, as well as permitted non-audit services to be performed by the Company’s independent auditor. The engagement to perform services will be approved on an explicit case-by-case basis before the independent auditor is engaged to provide each service or the engagement may be pre-approved on a collective basis. These services may include audit services, audit-related services, tax services and other services. The Audit Committee will delegate specific pre-approval authority to Walter Fay, the Chair of the Audit Committee. These pre-approvals will be reported to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed April 29, 2004 on its behalf by the undersigned, thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION Registrant

By:	/s/ Mark L. Nelson

Mark L. Nelson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Nelson Mark L. Nelson	President, Chief Executive Officer, Director and Chairman of the Board	April 29, 2004

/s/ Charles Eisenstein Charles Eisenstein	Vice President, Chief Operating Officer and Director	April 29, 2004

/s/ Brian P. Alleman Brian P. Alleman	Vice President, Chief Financial Officer and Director	April 29, 2004

/s/ Gilbert Chapelet Gilbert Chapelet	Director	April 29, 2004

/s/ Walter Fay Walter Fay	Director	April 29, 2004

/s/ Chandra B. Prakash Chandra B. Prakash, Ph.D	Vice President and Director	April 29, 2004

/s/ Alan L. Smith Alan L. Smith	Vice President and Director	April 29, 2004

/s/ Richard J. Socia Richard J. Socia	Director	April 29, 2004

/s/ Wayne Wright Wayne Wright	Director	April 29, 2004

EXHIBIT INDEX

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger, dated as of December 19, 2001, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.2	First Amendment to Agreement and Plan of Merger, dated as of August 1, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 26, 2002, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.4	Third Amendment to Agreement and Plan of Merger effective as of January 30, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

2.5	Fourth Amendment to Agreement and Plan of Merger dated as of May 12, 2003, among Murdock Communications Corporation, MCC Merger Sub Corporation and Polar Molecular Corporation. (8)

3.1	Certificate of Incorporation of Polar Molecular Corporation. (8)

3.2	Bylaws of Polar Molecular Corporation. (8)

3.3	Certificate of Incorporation of Polar Molecular Holding Corporation. (8)

3.4	Bylaws of Polar Molecular Holding Corporation. (8)

4.1	Form of Common Stock Purchase Warrant Agreement between Murdock Communications Corporation and Firstar Trust Company. (1)

4.2	Form of Redeemable Warrant. (1)

4.3	First Amendment to Common Stock Purchase Warrant Agreement, dated as of September 30, 1999, between Murdock Communications Corporation and Firstar Trust Company. (4)

4.4	Second Amendment to Common Stock Purchase Warrant Agreement, dated as of April 14, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.5	Third Amendment to Common Stock Purchase Warrant Agreement, dated as of October 9, 2000, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.6	Fourth Amendment to Common Stock Purchase Warrant Agreement, dated as of October 2001, between Murdock Communications Corporation and Firstar Bank, N.A. (8)

4.7	Fifth Amendment to Common Stock Purchase Warrant Agreement and Joinder Agreement, dated as of October 18, 2002, between Murdock Communications Corporation and Computershare Trust Company, Inc. (8)

10.1	Letter Agreement dated November 4, 2002 between Murdock Communications Corporation and Berthel Fisher & Company Financial Services, Inc. (8)

10.2	Form of Convertible Note of Murdock Communications Corporation due May 29, 2003 (5)

10.3	Compromise, Settlement and Mutual Release Agreement, dated as of June 20, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (6)

10.4	Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of September 1, 2002, among Buckeye Retirement Co., L.L.C., Ltd., Murdock Communications Corporation and Guy O. Murdock. (8)

Exhibit Number	Document Description

10.5	Second Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 27, 2003, among Buckeye Retirement Co., L.L.C., Murdock Communications Corporation and Guy O. Murdock (10)

10.6	Compensation Agreement, dated August 1, 2002, between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C. (7)

10.7	First Amendment to Compensation Agreement between Murdock and Pirinate Consulting Group, L.L.C., dated January 3, 2003. (8)

10.8	Second Amendment to Compensation Agreement between Murdock Communications Corporation and Pirinate Consulting Group, L.L.C., dated June 24, 2003. (9)

10.9	Compromise, Settlement and Mutual Release Agreement, dated as of August 1, 2002, between Murdock Communications Corporation and Buckeye Retirement Co., L.L.C. (7)

10.10	Amendment, Modification and Extension Agreement, dated as of November 16, 2002, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.11	Second Amendment, Modification and Extension Agreement, dated January 28, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.12	Third Amendment to Compromise Settlement and Mutual Release Agreement, dated as of May 12, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (8)

10.13	Fourth Amendment to Compromise, Settlement and Mutual Release Agreement, dated as of June 30, 2003, among Republic Credit Corporation I, Murdock Communications Corporation and Silent Woman, L.L.C. (10)

10.14	Letter Agreement between Murdock and Dave Kirkpatrick for conversion of service fees to equity, dated January 27, 2003. (8)

10.15	Letter Agreement between Murdock and Wayne Wright for conversion of service fees to equity, dated January 27, 2003. (8)

10.16	Letter Agreement between Murdock and Berthel Fisher & Company for settlement of outstanding fees, dated January 9, 2003. (8)

10.17	Letter Agreement between Murdock and MCC Investment Company regarding outstanding debt, dated January 3, 2003. (8)

10.18	Mutual Settlement and Release Agreement, dated November 7, 2002, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (8)

10.19	First Amendment to Mutual Settlement and Release Agreement, dated as of June 27, 2003, among John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Berthel Fisher & Company, Thomas J. Berthel, Ronald O. Brendengen, Eugene I. Davis, Thomas E. Chaplin, Guy O. Murdock, Steven J. Ehlert and Murdock Communications Corporation and any and all of its current and former directors, officers, agents and employees. (10)

10.20	Investor Rights Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

Exhibit Number	Document Description

10.21	Purchase Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.22	Promissory Note of Polar in favor of Affiliated Investments, L.L.C. in the principal amount of $600,000 dated as of October 25, 2001. (8)

10.23	Security Agreement between Polar and Affiliated Investments, L.L.C. dated as of October 25, 2001. (8)

10.24	Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of February 28, 2002. (8)

10.25	First Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of May 31, 2002. (8)

10.26	Second Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 1, 2002. (8)

10.27	Third Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of January 31, 2003. (8)

10.28	Fourth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of June 20, 2003. (10)

10.29	Fifth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of December 19, 2003. (10)

10.30	Agreement Regarding Dispersal of Escrow Funds and Further Security Interest dated as of June 20, 2003 between Polar and Affiliated Investments, L.L.C. (10)

10.31	License Agreement between Polar and Amway Corporation dated as of May 23, 1995. (8)

10.32	Placement Agreement between Polar and Berthel Fisher & Company Financial Services, Inc. dated as of December 21, 2001, as amended by Amendment A dated as of December 21, 2001, by Amendment B dated as of February 28, 2002, by Amendment C dated as of March 27, 2002, by Amendment D dated as of April 30, 2002, by Amendment E dated as of May 15, 2002, by Amendment F dated as of June 13, 2002, by Amendment G dated as of July 12, 2002, by Amendment H dated as of August 30, 2002, by Amendment I dated as of September 30, 2002, by Amendment J dated as of September 30, 2002 and by Amendment K dated as of January 20, 2003. (8)

10.33	Consulting Agreement between Polar and Gilbert Chapelet dated as of July 1, 2002. (8)

10.34	Consulting Agreement between Polar and Jim Clarke dated as of June 21, 2002. (8)

10.35	Security Agreement among Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Melissa Polich, Gerard Gorman, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated December 18, 2001, as amended. (8)

10.36	Second Amendment to Security Agreement by and between Polar and Holme Roberts & Owen LLP, Mark L. Nelson, Chandra Prakash, Alan L. Smith, Deborah Pilkington, Delores Coy-DeJongh, and Reising Ethington Barnes Kisselle Learman & McCullogh, P.C. dated January 31, 2003. (13)

10.37	Amended and Restated Security Agreement dated as of February 4, 2003, by and among Polar and each of the Lenders set forth on Schedule I thereto. (8)

10.38	Reaffirmation of Assignments of United States and Foreign Patents between Polar and Otis L. Nelson, Jr., Mark L. Nelson, and A. Richard Nelson dated as of October 19, 2001. (8)

10.39	Promissory Note of Mark L. Nelson in favor of Polar in the principal amount of $100,000 dated as of February 7, 2003. (8)

Exhibit Number	Document Description

10.40	Exclusive Aftermarket Distributorship of PMC Products in the Republic of South Korea dated as of October 11, 2002 between Polar and Pacific Crest, L.L.C. (8)

10.41	Amended and Restated Master Distribution Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of August 14, 2003. (11)

10.42	Manufacturing Agreement by and between Polar Molecular Corporation and Lockhart Chemical Company dated as of October 23, 2002. (13)

10.43	Exclusive Distribution Agreement by and among Polar Molecular Corporation, PowerRight Holdings Limited and Everbest Products dated as of September 2003. (12)

10.44	TotalFinaElf Additives Joint Marketing Agreement. (13)

10.45	Form of Polar Molecular Holding Corporation Equity Incentive Plan. (8)

10.46	Registration Rights Agreement, dated as of June 30, 2003, among Polar Molecular Holding Corporation, Murdock Communications Corporation, Daniel C. Cadle, Republic Credit Corporation, John S. Rance, Steven E. Rance, Robert M. Upshaw, Fernando Ficachi and Buckeye Retirement Co., L.L.C. (10)

10.47	Letter Agreement with Transition Partners Limited dated October 24, 2003. (13)

10.48	Letter Agreement with Bolder Venture Partners dated February 9, 2004. (13)

10.49	Voting Agreement dated June 3, 2003 between Polar and the stockholders named on Schedule I thereto. (13)

21	List of Subsidiaries. (13)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (14)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (14)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (14)

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (14)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.
(2)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to Murdock’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 106987) and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on August 22, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on October 8, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2004 and incorporated herein by reference.
(14)	Filed herewith.