Form 10QSB
period 2004-03-31
POLAR MOLECULAR HOLDING CORP
filed 2004-05-14
CIK 908754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50341

POLAR MOLECULAR HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	42-1339746
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4600 S. Ulster Street, Suite 940 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(303) 221-1908

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

On April 28, 2004, there were outstanding 105,367,995 shares of the Registrant’s $.01 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒.

POLAR MOLECULAR HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains statements, including statements of management’s belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We generally identify forward-looking statements in this prospectus using words like “believe,” “intend,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Accordingly, to the extent that this Form 10-QSB contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to the following:

•	access to adequate funds to meet the Company’s financial needs and to repay its past due debt, and the Company’s ability to continue as a going concern if it is unable to access adequate financing;

•	legal action by the Company’s creditors for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

•	failure to receive product orders;

•	changes in general economic conditions;

•	competition

•	government regulatory changes; and

•	changes in key personnel.

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

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(dollars in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003*
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66	$2
Accounts receivable	40	25
Inventory	—	—
Prepaid expenses	—	7

Total current assets	106	34
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $89 and $85	26	25
NOTE RECEIVABLE, officer	100	100
DEFERRED FINANCING COSTS	23	47
PATENT AND TRADEMARK, net of accumulated amortization of $400 and $347	89	47

TOTAL ASSETS	$344	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,367	$1,386
Current portion of capital lease obligation	—	6
Accounts payable	1,478	1,507
Accrued payroll and payroll taxes	1,140	1,002
Other accrued liabilities	829	809

Total current liabilities	4,814	4,710
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value, 200,000,000 shares authorized 102,241,127 and 96,021,045 shares issued and outstanding	1,022	960
Additional paid in capital	15,612	15,211
Warrants	1,471	1,180
Treasury stock	(94)	(94)
Deferred stock-based compensation	(57)	(57)
Accumulated deficit	(22,424)	(21,657)

Total stockholders’ deficit	(4,470)	(4,457)
	$344	$253

*	Note: The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(unaudited)	(unaudited)
REVENUES
Product sales	$47	$39
Royalties	43	273

	90	312

OPERATING EXPENSES:
Cost of product sales	24	17
Salaries	172	100
Travel and entertainment	8	1
Selling, General and administrative	297	386
Allowance for advances to merger candidate	—	45
Expense for stock and options for services	278	99
Amortization and depreciation	4	29

Total operating expenses	783	677

LOSS FROM OPERATIONS	(693)	(365)
OTHER INCOME (EXPENSE)
Interest expense	(74)	(101)
Other income (expense)	—	1

Total other income (expense)	(74)	(100)

NET LOSS	$(767)	$(465)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	98,664,170	54,983,109

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(767)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	29
Allowance for advances to merger candidate	—	45
Common stock and warrants issued for interest	—	38
Common stock and options issued for services	278	98
Amortization of debt discount and issuance cost	—	4
Deferred financing costs	24
Changes in operating assets and liabilities:
Accounts receivable	(15)	1
Prepaid expenses	7	(1)
Accounts payable	56	314
Deferred revenue	—	(273)
Accrued liabilities	163	79

Net cash used in operating activities	(250)	(131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent additions	(42)	(2)
Purchase of equipment	(5)	—
Advance to Officer	—	(100)

Net cash used in investing activities	(47)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(3)	—
Cash received from note borrowings	5	166
Cash paid on capital lease	(6)	(3)
Cash received from sale of common stock	365	—

Net cash provided (used) by financing activities	361	163

INCREASE (DECREASE) IN CASH	64	(70)
Cash, at beginning of period	2	73

Cash, at end of period	$66	$3

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	—	—
Income taxes	—	—
Non-cash financing activities:
Conversion of notes payable to stock	21	52
Advances to merger candidate	—	(45)

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months Ended March 31, 2004 and 2003

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Notes Payable and Long-Term Debt

As of March 31, 2004, notes payable amounted to $1,367,000 of which $649,000 is due on June 30, 2004 and $500,000 is due on July 14, 2004. A note payable in the amount of $100,000, originally due on January 31, 2004, was converted to 1,000,000 shares of common stock on April 19, 2004. The remaining notes, in the aggregate amount of $118,000, are past due as of March 31, 2004.

3. Commitments and Contingencies

The Company has a lease for office space at a monthly rental of approximately $5,000. The lease expires in June 2007.

4. Stock Based Compensation

The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the day of grant.

Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Expected volatility	185%	100%
Risk-free interest rate	3.38%	3.83
Expected dividends	—	—
Expected terms (in years)	5	10

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net loss, as reported	$767,000	$465,000
Pro forma stock compensation expense, net of tax benefit	164,000	3,000
Employee stock compensation under the intrinsic method	—	(3,000)

Pro forma net loss	$931,000	$465,000

Net loss per share, basic and diluted:
As reported	$0.01	$0.01
Pro forma stock compensation expense	—	—

Pro forma	$0.01	$0.01

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition, results of operations and capital resources. The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere within this Form 10-QSB.

Results of Operations

Revenues

The Company has two primary sources of revenue, product sales and royalties. Product sales represent shipments of product to customers. Royalties represent amounts earned by the Company under licensing agreements. For the periods presented below, all royalties reported have been earned pursuant to a license agreement with Amway Corporation.

The following table summarizes the revenue reported for each source for the three months ended March 31, 2004 and 2003:

	2004	2003
Product sales	$47,000	$39,000
Royalties	43,000	273,000

Total revenues	$90,000	$312,000

Product Sales. Product sales to individual customers vary significantly from year to year. The following table sets forth the percentage of product sales for customers whose sales are 10% or greater of total product sales, in the three months ended March 31, 2004 and 2003.

Customer

	2004	2003
Everbest Products, Inc.	36.5%	—%
ValvTect Petroleum Products	52.5%	99.6%

Royalties. Royalties earned are reported based on consumption data provided by Amway Corporation, our only current source of royalty revenues. In the three months ended March 31, 2003, Amway Corporation revised its cumulative consumption, resulting in $265,000 of additional royalties reported in that period. Excluding that adjustment, royalties earned in the 2004 period increased $35,000, due to increased consumption volume and an increase in the royalty rate from $4.25 per gallon to $6.72 per gallon. The increase in the royalty rate was due to the customer’s cumulative consumption reaching 300,000 gallons in the fourth quarter of 2004. Pursuant to the license agreement, the royalty rate was then increased to an amount based on certain actual production costs reported by Amway.

Operating Expenses

The following table summarizes operating expenses for the three months ended March 31, 2004 and 2003:

	2004	2003
Cost of product sales	$24,000	$17,000
Salaries	172,000	100,000
Travel and entertainment expenses	8,000	1,000
General and administrative	297,000	386,000
Allowance for advances to merger candidate	—	45,000
Expense for stock and options for services	278,000	99,000
Amortization and depreciation	4,000	29,000

Total operating expenses	$783,000	$677,000

Salaries expense increased $72,000, or 72%, to $172,000 for the first quarter of 2004 from $100,000 for the same period in 2003. The increase reflects salaries being incurred in 2004 for members of management who in 2003 were only working on an “as needed” basis. In 2004, these employees are working full-time implementing the Company’s sales, marketing and business plans. Management believes that salaries expense will increase by at least $250,000 in 2004, as the Company added three sales personnel in April 2004 to assist in its marketing and sales efforts. Additional employees may also be required as revenues increase and therefore salaries expense may increase further.

General and administrative expenses decreased $89,000 to $297,000, or 23%, for the 2004 period from $386,000 in the 2003 period, primarily due to the following:

•	an increase of $60,000 in consulting expenses due to the Company’s efforts to raise capital;

•	investor relations expenses increased $32,000, attributable to retention of an investor relations firm; and

•	legal and accounting costs decreased approximately $190,000 due to costs incurred in 2003 related to the merger.

Allowance for advances to merger candidate represent payments made to Murdock Communications Corporation prior to the merger for working capital purposes. Since the merger was accounted for as an acquisition of Murdock by Polar, and a recapitalization of Polar with no goodwill recorded, the advances were expensed as incurred.

Expense for stock and options for services increased $179,000 to $278,000, or 181%, in the 2004 period from $99,000 in the 2003 period due to warrants granted to Bolder Venture Partners and a stock grant of 500,000 shares and 500,000 warrants to the investor relations firm in 2004.

Amortization and depreciation decreased $25,000 to $4,000 for the 2004 period from $29,000 due to the final amortization of certain patent costs in 2003. The amounts added to patents in 2004 relate to new patents being filed. Amortization of amounts related to these new patents will not begin until the patents are issued. The Company cannot be certain that these new patents will be issued.

Interest Expense

The following table summarizes interest expense for the three months ended March 31, 2004 and 2003:

	2004	2003
Interest expense	$74,000	$101,000

The reduction in interest expense is due to lower outstanding borrowings in 2004. When the merger was completed in July 2003, approximately $1.8 million of outstanding notes payable were converted to common stock.

Net Loss

The following table summarizes the net loss for the three months ended March 31, 2004 and 2003:

	2004	2003
Net Loss	$767,000	$465,000

Basic and Diluted Net Loss Per Common Share	$0.01	$0.01

The items discussed above, resulted in the net losses as reported.

Liquidity and Capital Resources

At March 31, 2004, the Company had $1,367,000 of notes payable, substantially all of which are due by July 2004, together with accrued interest of approximately $170,000. In addition, the Company had accounts payable at March 31, 2004 of $1,478,000. The Company has implemented a sales and marketing strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline aimed at achieving sales of a greater volume of product. At March 31, 2004, the Company had a working capital deficiency of $4,708,000. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company were not able to obtain the additional capital, it may not be able to continue operations.

In October 2003, the Company retained Transition Partners, LLP, or Transition, a merchant banking firm located in Boulder, Colorado, to assist the Company in developing a capital formation plan. As part of that plan, Transition is advising the Company with respect to a private placement of $1,000,000 that the Company commenced in December 2003. As of April 30, 2004, approximately $819,000 had been received from the sale of 8,193,925 units, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period. To date, the Company has used the proceeds from this offering for working capital purposes and to retire $100,000 of notes payable. In February 2004, the Company also retained Bolder Venture Partners to work with Transition in raising capital.

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

The Company has several additional notes outstanding in the aggregate principal amount of $218,000. These notes are either past due or have no stated maturity date. On April 19, 2004, a note in the amount of $100,000 plus accrued interest was settled for 1,041,425 shares of common stock, as part of the private placement transactions discussed elsewhere in this Form 10-QSB. Management is currently engaged in efforts to convert the balance of these notes payable to common stock.

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

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d –14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

During the quarterly period covered by this report, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses noted in our most recent evaluation and, therefore, there were no corrective actions taken with respect thereto. While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the items described under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From January 2004 through April 2004, the Company issued 8,193,925 shares of common stock together with series A warrants to purchase 8,193,925 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.25 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date and series B warrants to purchase 8,193,925 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.35 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date, in a sale of securities under a private placement. As of April 30, 2004, proceeds from such sales were $819,000. In connection with this transaction, the Company relied on Section 4(2) of the Securities Act. Proceeds were used to retire debt and accrued interest of $104,000 and general working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

No.	Description

4.1	Form of Warrant Certificate for A Common Stock Purchase Warrants.

4.2	Form of B Warrant Certificate for B Common Stock Purchase Warrants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

By:	/s/ Mark L. Nelson

Mark L. Nelson President and Chief Executive Officer

By:	/s/ Brian P. Alleman

Brian P. Alleman Chief Financial Officer

Date: May 14, 2004

EXHIBIT INDEX

No.	Description

4.1	Form of Warrant Certificate for A Common Stock Purchase Warrants.

4.2	Form of B Warrant Certificate for B Common Stock Purchase Warrants.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.