Form 10QSB
period 2004-06-30
POLAR MOLECULAR HOLDING CORP
filed 2004-08-23
CIK 908754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50341

POLAR MOLECULAR HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	87-0415228
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4600 S. Ulster Street, Suite 940 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(303) 221-1908

(Issuer’s telephone number, including area code )

Indicate by check mark whether the issuer (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

On August 6, 2004, there were outstanding 125,277,543 shares of the Registrant’s $.01 par value Common Stock.

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

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(dollars in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003*
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23	$2
Accounts receivable	76	25
Prepaid expenses	68	7

Total current assets	167	34
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $94 and $85	30	25
NOTE RECEIVABLE, officer	—	100
DEFERRED FINANCING COSTS	—	47
PATENT AND TRADEMARK, net of accumulated amortization of $401 and $347	92	47

TOTAL ASSETS	$289	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,538	$1,386
Current portion of capital lease obligation	—	6
Accounts payable	1,090	1,507
Accrued payroll and payroll taxes	444	1,002
Other accrued liabilities	817	809

Total current liabilities	3,889	4,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value, 200,000,000 shares authorized 125,277,543 and 96,021,045 shares issued and outstanding	1,253	960
Additional paid in capital	19,156	16,391
Treasury stock	(94)	(94)
Deferred stock-based compensation	(17)	(57)
Accumulated deficit	(23,898)	(21,657)

Total stockholders’ deficit	(3,600)	(4,457)

	$289	$253

*	Note: The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
REVENUES:
Product sales	$40	$4	$87	$43
Royalties	59	29	102	302

Total revenues	99	33	189	345

OPERATING EXPENSES:
Cost of product sales	22	20	46	37
Salaries	209	94	381	194
Travel and entertainment	43	38	51	39
Selling, General and administrative	495	382	792	768
Allowance for advances to merger candidate	—	—	—	45
Expense for stock and options for services	586	—	864	99
Amortization and depreciation	6	29	10	58

Total operating expenses	1,361	563	2,144	1,240

LOSS FROM OPERATIONS	(1,262)	(530)	(1,955)	(895)

OTHER INCOME (EXPENSE):
Interest expense	(218)	(102)	(292)	(203)
Other income (expense)	6	(1)	6	—

Total other income (expense)	(212)	(103)	(286)	(203)

NET LOSS	$(1,474)	$(633)	$(2,241)	$(1,098)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	111,712,936	54,983,109	105,756,562	54,983,109

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2004 (unaudited)	Six Months Ended June 30, 2003 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,241)	$(1,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	58
Common stock and warrants issued for interest	—	38
Common stock and options issued for services	864
Amortization of debt discount and issuance cost	—	19
Deferred financing costs	47
Changes in operating assets and liabilities:
Accounts receivable	(51)	10
Inventory		9
Prepaid expenses	(62)	—
Accounts payable	380	340
Deferred revenue	—	(303)
Accrued liabilities	177	290

Net cash used in operating activities	(876)	(637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent additions	(45)	(2)
Purchase of equipment	(14)	(1)

Advance to Officer	—	(100)

Net cash used in investing activities	(59)	(103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on notes payable	(103)	—
Cash received from note borrowings	5	215
Cash paid on capital lease	(6)	(6)
Cash received from exercise of warrants	169
Costs associated with sale of common stock and exercise of warrants	(409)
Cash received from sale of common stock	1,300	458

Net cash provided (used) by financing activities	956	667

INCREASE (DECREASE) IN CASH	21	(73)
Cash, at beginning of period	2	73

Cash, at end of period	$23	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	—	—
Income taxes	—	—
Non-cash financing activities:
Conversion of notes payable to stock	21	52
Conversion of accounts payable to stock	359
Conversion of accrued wages to stock	780	—
Advances to merger candidate	—	(45)
Offset of officer note to accrued wages	100	—
Conversion of accounts payable to note	271	—

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain balances have been reclassified to conform to the current year presentation.

2. Notes Payable and Long-Term Debt

As of June 30, 2004, notes payable amounted to $1,267,000 of which $649,000 was due on June 30, 2004 and $500,000 was due on July 14, 2004 and are currently in past due. The remaining notes, in the aggregate amount of $118,000, are past due as of June 30, 2004.

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

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Expected volatility	na	na	185%	100%
Risk-free interest rate	na	na	3.38%	3.83
Expected dividends	na	na	—	—
Expected terms (in years)	na	na	5	10

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net loss, as reported	($1,474,000)	($633,000)	($2,241,000)	($1,098,000)
Pro forma stock compensation expense, net of tax benefit	—	—	164,000	3,000
Employee stock compensation under the intrinsic method	—	—	(164,000)	(3,000)

Pro forma net loss	($1,474,000)	($633,000)	$2,241,000	$1,098,000

Net loss per share, basic and diluted:
As reported	$0.01	$0.01	$0.02	$0.02
Pro forma stock compensation expense	—	—	—	—

Pro forma net loss per share	$0.01	$0.01	$0.02	$0.02

5. Common stock transactions

During the six months ended June 30, 2004, the Company recorded the following transactions involving its common stock:

Sold 11,506,000 shares in private placement transactions for total cash consideration of $1,300,000.

Issued 6,386,000 shares upon the exercise of warrants. Total cash proceeds from such exercises were $169,000. The warrants exercised include 1,689,000 exercised for cash and 9,394,000 exercised on a cashless basis assuming a $.20 market value at the time of exercise resulting in the issuance of 4,697,000 shares.

Issued 7,801,000 shares for conversion of $780,000 of accrued wages.

Issued 2,060 shares for conversion of $359,000 of accounts payable.

Issued 1,300,000 shares for services, including 800,000 shares to certain officers and directors.

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

The following table summarizes the revenue reported for each source for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
REVENUES:
Product sales	$40	$4	$87	$43
Royalties	59	29	102	302

Total revenues	$99	$33	$189	$345

Product Sales. Product sales to individual customers vary significantly from year to year. The following table sets forth the percentage of product sales for customers whose sales are 10% or greater of total product sales, in each of the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Alpha & Associates	2.1%	31.4%	0.0%	0.0%
Egan’s Pit Stop	21.9%	0.0%	0.0%	0.0%
Everbest Products	0.0%	0.0%	36.9%	37.4%
Lawson Oil Company	2.9%	42.9%	1.9%	4.2%
Northwest Energy, Inc.	1.5%	22.1%	0.9%	0.0%
ValvTect Petroleum Products	69.1%	0.0%	53.2%	53.9%

Royalties. Royalties earned are reported based on consumption data provided by Amway Corporation, our only current source of royalty revenues. In the six months ended June 30, 2003, Amway Corporation revised its cumulative consumption, resulting in $265,000 of additional royalties reported in that period. Excluding that adjustment, royalties earned in the 2004 six month period increased $65,000. For the three months ended June 30, 2004, royalties increased $30,000 over the comparable 2003 period. The increase in royalties for both the six and three month periods are due to increased consumption volume and an increase in the royalty rate from $4.25 per gallon to $6.72 per gallon. The increase in the royalty rate was due to the customer’s cumulative consumption reaching 300,000 gallons in the fourth quarter of 2003. Pursuant to the license agreement, the royalty rate was then increased to an amount based on certain actual production costs reported by Amway.

Operating Expenses

The following table summarizes operating expenses for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cost of product sales	$22	$20	$46	$37
Salaries	209	94	381	194
Travel and entertainment	43	38	51	39
Selling, General and administrative	495	382	792	768
Allowance for advances to merger candidate	—	—	—	45
Expense for stock and options for services	586	—	864	99
Amortization and depreciation	6	29	10	58

Total operating expenses	$1,361	$563	$2,144	$1,240

Salaries expense increased $115,000, or 122%, to $209,000 for the second quarter of 2004 from $94,000 for the same period in 2003. The increase reflects: (i) costs related to the CFO in 2004 with no corresponding cost in the 2003 quarter, (ii) salaries for the new sales personnel, and (iii) salaries being incurred in 2004 for members of management who in 2003 were only working on an “as needed” basis. In 2004, these employees are working full-time implementing the Company’s sales, marketing and business plans. For the six months ended June 30, 2004 salaries expense increased $187,000, or 96% from $194,000 for the 2003 period. The same factors discussed for the second quarter are also applicable for the six month period.

Travel and entertainment expenses increased $5,000, or 13% to $43,000 for the second quarter 2004 from $38,000 for the second quarter 2003. For the six months ended June 30, 2004 travel and entertainment expenses increased $12,000 to $51,000 from $39,000 in the 2003 period. For both the second quarter and six months, the increase in travel is due to travel activity to support the implementation of the company’s sales, marketing and business plans.

Selling, general and administrative expenses increased $113,000, or 30% to $495,000 for the second quarter 2004 from $382,000 for the second quarter 2003. For the six months ended June 30, 2004 selling, general and administrative expenses increased $24,000 to $792,000 from $768,000 in the 2003, primarily due to the following:

Second quarter 2004 compared to 2003

•	an increase of $154,000 in consulting expenses due to the Company’s efforts to raise capital;

•	investor relations expenses increased $55,000, attributable to retention of an investor relations firm; and

•	legal and accounting costs decreased approximately $80,000 due to costs incurred in 2003 related to the merger.

Six months ended June 30, 2004 compared to 2003

•	an increase of $218,000 in consulting expenses due to the Company’s efforts to raise capital;

•	investor relations expenses increased $87,000, attributable to retention of an investor relations firm; and

•	legal and accounting costs decreased approximately $241,000 due to costs incurred in 2003 related to the merger.

Allowance for advances to merger candidate represents payments made to Murdock Communications Corporation prior to the merger for working capital purposes. Since the merger was accounted for as an acquisition of Murdock by Polar, and a recapitalization of Polar with no goodwill recorded, the advances were expensed as incurred.

Expense for stock and options for services was $586,000 for the second quarter 2004 compared to $0 for the second quarter 2003. For the six months ended June 30, 2004 expense for stock and options for services expenses increased $765,000 to $864,000 from $99 in the 2003 period. For the second quarter, the increase is principally due to expense related to conversion of approximately $780,000 of accrued compensation to 7,801,000 shares of common stock. In addition, the 2004 year to date period includes expenses related to warrants granted to Bolder Venture Partners and a stock grant of 500,000 shares and 500,000 warrants to the investor relations firm in the first quarter of 2004.

Amortization and depreciation decreased $23,000 to $6,000 for the second quarter 2004 period from $29,000 and decreased $48,000 to $10,000 for the six month period ended June 30, 2004 due to the final amortization of certain patent costs in 2003. The amounts added to patents in 2004 relate to new patents being filed. Amortization of amounts related to these new patents will not begin until the patents are issued. The Company cannot be certain that these new patents will be issued.

Interest Expense

Interest expense for the second quarter 2004 was $218,000 compared to $102,000 for the same period in 2003. The increase is due to $156,000 interest expense recognized on the conversion of notes payable of $100,000 plus accrued interest to approximately 1,041,000 shares of common stock. The increase in interest expense was partially offset by lower outstanding borrowings in 2004. When the merger was completed in July 2003, approximately $1.8 million of outstanding notes payable were converted to common stock. For the six months ended June 30, 2004, interest expense was $292,000 compared to $203,000 for the same period in 2003. The increase is due to the same factors discussed for the second quarter.

Net Loss

The following table summarizes the net loss for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
NET LOSS	$(1,474)	$(633)	$(2,241)	$(1,098)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The items discussed above, resulted in the net losses as reported.

Liquidity and Capital Resources

At June 30, 2004, the Company had $1,267,000 of notes payable, which were either past due or became past due on July 15, 2004, together with accrued interest of approximately $201,000. In addition, the Company had accounts payable at June 30, 2004 of $1,361,000. The Company has implemented a sales and marketing strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline aimed at achieving sales of a greater volume of product. At June 30, 2004, the Company had a working capital deficiency of $3,722,000. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company were not able to obtain the additional capital, it may not be able to continue operations.

In October 2003, the Company retained Transition Partners, LLP, or Transition, a merchant banking firm located in Boulder, Colorado, to assist the Company in developing a capital formation plan. As part of that plan, Transition advised the Company with respect to a private placement of common stock that the Company commenced in December 2003. As of June 30, 2004, approximately $921,000 had been received from the sale of 9,209,000 units, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period. In addition, approximately $164,000 was received from the exercise of approximately 11,041,000 of the warrants issued in the private placement. To date, the Company has used the proceeds from this offering for working capital purposes and to retire $100,000 of notes payable. In February 2004, the Company also retained Bolder Venture Partners to work with Transition in raising capital.

The Company is obligated to repay a note payable plus accrued interest and extension fee, totaling approximately $850,000 to Affiliated Investments, which matured on June 30, 2004. This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents. The Company did not make the required payment and is currently in default. The Company is working with Affiliated to extend the payment date. If the Company is unable to extend the payment date or repay this debt, Affiliated could commence legal action to enforce its lien.

As part of the settlement agreement dated June 30, 2003 with Republic Credit Corporation I, or Republic, the Company provided Republic with a promissory note in the principal amount of $500,000 upon consummation of the merger. The Republic promissory note was due on July 14, 2004, however, the Company did not make the required payment and is currently in default. The company is working with Republic to negotiate new terms.

The Company has several additional notes outstanding in the aggregate principal amount of $118,000. These notes are either past due or have no stated maturity date. Management is currently engaged in efforts to convert the balance of these notes payable to common stock.

As of June 30, 2004, the Company was past due in the payment of approximately $1,000,000 to trade vendors. The Company is negotiating with several vendors to restructure or settle the amounts owed.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From May 2004 through July 2004, the Company issued 315,000 shares of common stock together with series A warrants to purchase 315,000 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.25 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date and series B warrants to purchase 315,000 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.35 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date, in a sale of securities under a private placement. As of July 31, 2004, proceeds from such sales were $31,500. . These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Proceeds were used to retire debt and accrued interest of $104,000 and for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed above, the Company is in default of the note payable to Affiliated Investments ($649,000) which was due on June 30, 2004. In addition, the Company is in default of the note payable to Republic Credit Corporation 1 ($500,000) which was due on July 14, 2004.

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

POLAR MOLECULAR HOLDING CORPORATION

By:	/s/ Mark L. Nelson
Mark L. Nelson
President and Chief Executive Officer

By:	/s/ Rodney B. Johnson
Rodney B. Johnson
Chief Financial Officer

Date: August 23, 2004

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