Form 10QSB/A
period 2004-06-30
POLAR MOLECULAR HOLDING CORP
filed 2004-08-24
CIK 908754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

2. Notes Payable and Long-Term Debt

As of June 30, 2004, notes payable amounted to $1,538,000 of which $649,000 was due on June 30, 2004, $500,000 was due on July 14, 2004, and $135,750 was due on August 1, 2004. The Company has completed negotiations with its creditors on two of the notes to extend the due date until November 30, 2004. The Company has obtained an extension until October 15, 2004 on the note for $649,000.

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

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Expected volatility	na	na	185%	100%
Risk-free interest rate	na	na	3.38%	3.83
Expected dividends	na	na	—	—
Expected terms (in years)	na	na	5	10

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net loss, as reported	($1,474,000)	($633,000)	($2,241,000)	($1,098,000)
Pro forma stock compensation expense, net of tax benefit	—	—	164,000	3,000
Employee stock compensation under the intrinsic method	—	—	(164,000)	(3,000)

Pro forma net loss	($1,474,000)	($633,000)	($2,241,000)	($1,098,000)

Net loss per share, basic and diluted:
As reported	($0.01)	($0.01)	($0.02)	($0.02)
Pro forma stock compensation expense	—	—	—	—

Pro forma net loss per share	($0.01)	($0.01)	($0.02)	($0.02)

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

Issued 2,060,000 shares for conversion of $359,000 of accounts payable.

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

Expense for stock and options for services was $586,000 for the second quarter 2004 compared to $0 for the second quarter 2003. For the six months ended June 30, 2004 expense for stock and options for services expenses increased $765,000 to $864,000 from $99 in the 2003 period. For the second quarter, the increase is principally due to expense related to conversion of approximately $780,000 of accrued compensation to 7,801,000 shares of common stock (at $0.10 per share). The trading value of the common stock was approximately $0.17 per share at the conversion date resulting in approximately $546,000 of additional expense. In addition, the 2004 year to date period includes expenses related to warrants granted to Bolder Venture Partners and a stock grant of 500,000 shares and 500,000 warrants to the investor relations firm in the first quarter of 2004.

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

Liquidity and Capital Resources

At June 30, 2004, the Company had $1,538,000 of notes payable, which were either past due or became past due on July 15, 2004, together with accrued interest of approximately $201,000. In addition, the Company had accounts payable at June 30, 2004 of $1,361,000. The Company has implemented a sales and marketing strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline aimed at achieving sales of a greater volume of product. At June 30, 2004, the Company had a working capital deficiency of $3,722,000. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company were not able to obtain the additional capital, it may not be able to continue operations.

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

The Company is obligated to repay a note payable plus accrued interest and extension fee, totaling approximately $850,000 to Affiliated Investments, which matured on June 30, 2004. This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents. The Company did not make the required payment and was in default on
June 30, 2004. The Company has obtained an extension on the due date of the note to October 15, 2004. If the Company is unable to repay this debt, Affiliated could commence legal action to enforce its lien.

As part of the settlement agreement dated June 30, 2003 with Republic Credit Corporation I, or Republic, the Company provided Republic with a promissory note in the principal amount of $500,000 upon consummation of the merger. The Republic promissory note was due on July 14, 2004, however, the Company did not make the required payment. The Company has negotiated a new due date of November 30, 2004 with Republic.

The Company converted $543,000 of legal debt to Home Roberts & Owen LLP to a note of $271,500 due in 4 monthly installments and 1,357,500 restricted shares of the Company’s stock. The Company has not made the first two monthly installments. The Company has renegotiated the due date for the entire note, with a new due date of the note of November 30, 2004.

The Company has several additional notes outstanding in the aggregate principal amount of $118,000. These notes are either past due or have no stated maturity date. Management is currently engaged in efforts to convert the balance of these notes payable to common stock.

As of June 30, 2004, the Company was past due in the payment of approximately $730,000 to trade vendors. The Company is negotiating with several vendors to restructure or settle the amounts owed.

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

In June 2004, the Company issued 6,345,889 shares of common stock for the exercise of warrants previously issued, resulting in cash proceeds of $164,893. These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Proceeds were used to retire debt and for general working capital.

In May 2004, the Company issued 1,467,500 shares of common stock for the conversion of accounts payable balances of $282,750, incurred from consulting contract and legal counsel. These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

In May 2004, the Company issued 3,685,000 shares of common stock in private placements, resulting in cash proceeds of $361,892. These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Proceeds were used to retire debt and for general working capital.

In May 2004, the Company issued 7,801,016 shares of common stock for the conversion of $780,016 accrued wages and salaries of Company officers. These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed above, the Company was in default of the note payable to Affiliated Investments ($649,000) which was due on June 30, 2004. The Company has negotiated an extension to October 15, 2004 for the affiliated note. The Company was in default of the note payable to Republic Credit Corporation 1 ($500,000) which was due on July 14, 2004. The Company has negotiated an extension to November 30, 2004 for the Republic note. In addition, the Company has negotiated an extension of the Holme Roberts and Owen LLP note ($271,500) to November 30, 2004.

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

There were no reports on Form 8-K filed during the fiscal quarter ended June 30, 2004.

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