Form 10QSB
period 2004-09-30
POLAR MOLECULAR HOLDING CORP
filed 2004-11-22
CIK 908754

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

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

On November 16, 2004, there were outstanding 125,486,034 shares of the Registrant’s $.01 par value Common Stock.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒.

Important Note: Hein & Associates LLP, our independent auditor, has not completed their review of this Report on Form 10-QSB as required by Rule 10-01(d) of Regulation S-X. Following our independent auditor’s SAS 100 review, an amended Report on Form 10-QSB will be filed with any adjustments, although no adjustments are anticipated, and notification that the auditor’s review has been completed.

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

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(dollars in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003*
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2
Accounts receivable	147	25
Prepaid expenses	49	7

Total current assets	196	34

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $99 and $85	25	25

NOTE RECEIVABLE, officer	—	100

DEFERRED FINANCING COSTS	—	47

PATENT AND TRADEMARK, net of accumulated amortization of $401 and $347	91	47

TOTAL ASSETS	$312	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,538	$1,386
Current portion of capital lease obligation	—	6
Accounts payable	1,227	1,507
Accrued payroll and payroll taxes	496	1,002
Other accrued liabilities	955	809

Total current liabilities	4,216	4,710

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value, 200,000,000 shares authorized 125,277,543 and 96,021,045 shares issued and outstanding	1,253	960
Additional paid in capital	19,134	16,391
Treasury stock	(94)	(94)
Deferred stock-based compensation	(17)	(57)
Accumulated deficit	(24,180)	(21,657)

Total stockholders’ deficit	(3,904)	(4,457)

	$312	$253

*	Note: The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
REVENUES:
Product sales	$62	$7	$149	$42
Royalties	92	15	194	60

Total revenues	154	22	343	102

OPERATING EXPENSES:
Cost of product sales	35	4	81	41
Salaries	85	86	466	280
Travel and entertainment	43	9	94	48
Selling, general and administrative	224	588	1,016	1,356
Allowance for advances to merger candidate	—	—	—	45
Expense for stock and options for services	—	956	864	1,055
Amortization and depreciation	5	28	15	86

Total operating expenses	392	1,671	2,536	2,911

LOSS FROM OPERATIONS	(238)	(1,649)	(2,193)	(2,809)

OTHER INCOME (EXPENSE):
Interest expense	(47)	(31)	(339)	(234)
Other income (expense)	—	—	6	265

Total other income (expense)	(47)	(31)	(333)	31

NET LOSS	$(285)	$(1,680)	$(2,526)	$(2,778)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Basic and Diluted Weighted Average Common Shares Outstanding	125,277,543	84,536,718	112,263,556	65,444,094

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30, 2004 (unaudited)	Nine Months Ended September 30, 2003 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,526)	$(2,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	86
Allowance for advances to merger candidate	—	45
Common stock and warrants issued for interest	—	16
Common stock and options issued for services	864	1,055
Amortization of debt discount and issuance cost	—	18
Deferred financing costs	47
Changes in operating assets and liabilities:
Accounts receivable	(122)	14
Inventory		9
Prepaid expenses	(42)	—
Accounts payable	524	450
Deferred revenue	—	(318)
Accrued liabilities	365	407

Net cash used in operating activities	(875)	(996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent additions	(45)	(4)
Purchase of equipment	(16)	—
Advance to Officer	—	(100)
Advance to merger candidate		(584)
Cash received in merger		5

Net cash used in investing activities	(61)	(683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on notes payable	(103)	(75)
Cash received from note borrowings	5	289
Cash paid on capital lease	(6)	(9)
Cash received from exercise of warrants	169	1,406
Costs associated with sale of common stock and exercise of warrants	(431)	—
Cash received from sale of common stock	1,300	—

Net cash provided (used) by financing activities	934	1,611

INCREASE (DECREASE) IN CASH	(2)	(68)
Cash, at beginning of period	2	73

Cash, at end of period	$—	$5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	—	—
Income taxes	—	—
Non-cash financing activities:
Conversion of notes payable to stock	1,859	1,859
Conversion of accounts payable to stock	359
Conversion of accrued wages to stock	780	—
Advances to merger candidate	—	(629)
Offset of officer note against accrued wages	100	—
Conversion of accounts payable to note	271	—
Liabilities assumed in merger		1,178

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003

(unaudited)

1. Significant Accounting Policies

General

Polar Molecular Holding Corporation is filing its Form 10-QSB for the third quarter although Hein & Associates LLP, our independent auditor, has not completed their review of this Report on Form 10-QSB as required by Rule 10-01(d) of Regulation S-X. Following our independent auditor’s SAS 100 review, an amended Report on Form 10-QSB will be filed with any adjustments, although no adjustments are anticipated, and notification that the auditor’s review has been completed.

Basis of Presentation

This Form 10-QSB is subject to revision when Hein & Associates LLP concludes its SAS-100 review procedures; however, in management’s opinion, the accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. Certain balances have been reclassified to conform to the current year presentation.

2. Notes Payable and Long-Term Debt

As of September 30, 2004, notes payable amounted to $1,538,000 of which $1,421,000 is due on November 30, 2004.

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Expected volatility	na	253%	185%	253%
Risk-free interest rate	na	3.38%	3.38%	3.38%
Expected dividends	na	—	—	—
Expected terms (in years)	na	5	5	5

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net loss, as reported	$(285,000)	$(1,680,000)	$(2,526,000)	$(2,778,000)
Pro forma stock compensation expense, net of tax benefit	—	629,000	164,000	629,000
Employee stock compensation under the intrinsic method	—	—	—	—

Pro forma net loss	$(285,000)	$(2,309,000)	$(2,690,000)	$(3,407,000)

Net loss per share, basic and diluted:
As reported	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Pro forma stock compensation expense	—	(0.01)	(0.00)	(0.01)

Pro forma net loss per share	$(0.00)	$(0.03)$	(0.02)	$(0.05)

5.	Common stock transactions

During the nine months ended September 30, 2004, the Company recorded the following transactions involving its common stock:

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

Issued 202,000 shares for conversion of notes payable.

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

The following table summarizes the revenue reported for each source for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
REVENUES:
Product sales	$62	$7	$149	$42
Royalties	92	15	194	60

Total revenues	$154	$22	$343	$102

Product Sales. Product sales to individual customers vary significantly from year to year. The following table sets forth the percentage of product sales for customers whose sales are 10% or greater of total product sales, in each of the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Alpha & Associates	0.0%	25.4%	0.0%	3.5%
Danielson Oil Company	1.4%	13.7%	0.6%	1.9%
Everbest Products	65.7%	0.0%	48.8%	33.8%
HJS of Wisconsin	5.2%	60.9%	2.1%	8.4%
Northwest Energy, Inc.	1.5%	22.1%	0.9%	0.0%
ValvTect Petroleum Products	21.9%	0.0%	40.2%	48.7%

Royalties. Royalties earned are reported based on consumption data provided by Amway Corporation, our only current source of royalty revenues. In the nine months ended September 30, 2003, Amway Corporation revised its cumulative consumption, resulting in $265,000 of additional royalties reported in that period. Excluding that adjustment, royalties earned in the 2004 nine month period increased $134,000. For the three months ended September 30, 2004, royalties increased $77,000 over the comparable 2003 period. The increase in royalties for both the nine and three month periods are due to increased consumption volume and an increase in the royalty rate from $4.25 per gallon to $6.72 per gallon. The increase in the royalty rate was due to the customer’s cumulative consumption reaching 300,000 gallons in the fourth quarter of 2003. Pursuant to the license agreement, the royalty rate was then increased to an amount based on certain actual production costs reported by Amway.

Operating Expenses

The following table summarizes operating expenses for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
Cost of product sales	$35	$4	$81	$41
Salaries	85	86	466	280
Travel and entertainment	43	9	94	48
Selling, general and administrative	224	588	1,016	1,356
Allowance for advances to merger candidate	—	—	—	45
Expense for stock and options for services	—	956	864	1,055
Amortization and depreciation	5	28	15	86

Total operating expenses	$392	$1,671	$2,536	$2,911

Salaries expense remained relatively flat, declining $1,000, for the third quarter of 2004 as compared to the same period in 2003. For the nine months ended September 30, 2004 salaries expense increased $186,000, or 66% from $280,000 for the 2003 period. The Company had ramped up the hiring of employees during the second quarter of 2004 in expectation of adequate financing to implement its business plan for 2004. The financing was delayed and therefore the Company scaled back on non-essential personnel until such time as financing is secured to implement its business plan.

Travel and entertainment expenses increased $34,000, or 377% to $43,000 for the third quarter 2004 from $9,000 for the third quarter 2003. For the nine months ended September 30, 2004 travel and entertainment expenses increased $46,000 to $94,000 from $48,000 in the 2003 period. There were abnormally low travel and entertainment expenses for the third quarter 2003 following the merger with Murdock Communications.

Selling, general and administrative expenses decreased $364,000, or 62% to $224,000 for the third quarter 2004, from $588,000 for the second quarter 2003. For the nine months ended September 30, 2004 selling, general and administrative expenses decreased $340,000 to $1,016,000 from $1,356,000 in the 2003 period, primarily due to the following for both the third quarter and nine months ended:

•	a decrease of $160,000 in legal fees associated with the merger in 2003;

•	A decrease of 143,000 in consulting and merger expenses related to financing efforts and merger activities; and

•	accounting costs decreased approximately $27,000 due to costs incurred in 2003 related to the merger.

Allowance for advances to merger candidate represents payments made to Murdock Communications Corporation prior to the merger for working capital purposes. Since the merger was accounted for as an acquisition of Murdock by Polar, and a recapitalization of Polar with no goodwill recorded, the advances were expensed as incurred.

Expense for stock and options for services was $0 for the third quarter 2004 compared to $956,000 for the third quarter 2003. For the 2003 third quarter, there was a grant of 2,850,000 shares of common stock to certain officers, directors, key employees and consultants of the Company, and issuance of 711,829 shares of common stock in connection with services rendered by a consultant in connection with the merger with Murdock. For the nine months ended September 30, 2004 expense for stock and options for services expenses decreased $191,000 to $864,000 from $1,055,000 in the 2003 period. There was a conversion to stock that occurred in the second quarter 2004 of approximately $780,000 of accrued compensation to 7,801,000 shares of common stock. In addition, the 2004 year to date period includes expenses related to warrants granted to Bolder Venture Partners and a stock grant of 500,000 shares and 500,000 warrants to the investor relations firm in the first quarter of 2004.

Amortization and depreciation decreased $23,000 to $5,000 for the third quarter 2004 period from $28,000 and decreased $71,000 to $15,000 for the nine month period ended September 30, 2004 due to the final amortization of certain patent costs in 2003. The amounts added to patents in 2004 relate to new patents being filed. Amortization of amounts related to these new patents will not begin until the patents are issued. The Company cannot be certain that these new patents will be issued.

Interest Expense

Interest expense for the third quarter 2004 was $47,000 compared to $31,000 for the same period in 2003. For the nine months ended September 30, 2004, interest expense was $339,000 compared to $234,000 for the same period in 2003. When the merger was completed in July 2003, approximately $1.8 million of outstanding notes payable were converted to common stock.

Net Loss

The following table summarizes the net loss for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
NET LOSS	$(285)	$(1,680)	$(2,526)	$(2,778)

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.02)	$(0.02)	$(0.04)

The items discussed above, resulted in the net losses as reported.

Liquidity and Capital Resources

At September 30, 2004, the Company had $1,538,000 of notes payable, with a maturity date of November 30, 2004 with accrued interest of approximately $244,000. In addition, the Company had accounts payable at September 30, 2004 of $1,227,000. At September 30, 2004, the Company had a working capital deficiency of $3.9 million. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company were not able to obtain the additional capital, it may not be able to continue operations.

The Company entered into an agreement with Dominick & Dominick Securities Inc. on a reasonable best efforts basis to help the Company to acquire additional funding. The proceeds are intended to reduce indebtedness, implement the Company’s business plan, and for general working capital.

The Company is obligated to repay a note payable plus accrued interest and extension fee, totaling approximately $850,000 to Affiliated Investments, which is due November 30, 2004. This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents. An assignment of the patents is being held in escrow for the benefit of Affiliated Investments and if the Company is unable to pay this debt timely the escrow agent is to deliver the assignment to Affiliated, upon written notice of default and demand, unless Affiliated agrees to an additional extension.

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

As of September 30, 2004, the Company was past due in the payment of approximately $1,118,352 to trade vendors. The Company is negotiating with several vendors to restructure or settle the amounts owed.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From May 2004 through July 2004, the Company issued 685,000 shares of common stock together with series A warrants to purchase 685,000 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.25 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date and series B warrants to purchase 315,000 shares of common stock at $0.10 for a two-year period or until the Company’s common stock trades, in its primary trading market, at a trading price of $0.35 per share or higher for fifteen consecutive business days, at which time the Company may accelerate the warrant expiration date, in a sale of securities under a private placement. As of July 31, 2004, proceeds from such sales were $68,500. . These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Proceeds were used to retire debt and for general working capital.

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

In May 2004, the Company issued 3,000,000 shares of common stock in private placements, resulting in cash proceeds of $293,393. These securities were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. Proceeds were used to retire debt and for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Al Smith, Director, resigned from his position on the Board of Directors August 2004 for family reasons. Mr. Smith continues his relationship with the Company as a consultant to the Company in its relationship to the automotive industry.

Bill Mooney, Director, resigned from his position on the Board of Directors September 2004. Mr. Mooney remains available to the Company in the capacity of consultant to the Company, specializing in the Canadian oil industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

No.	Description
31.1	Certificationpursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

By:	/s/ Mark L. Nelson
Mark L. Nelson
President and Chief Executive Officer

By:	/s/ Rodney B. Johnson
Rodney B. Johnson
Chief Financial Officer

Date: November 22, 2004

EXHIBIT INDEX

No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, or adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.