Form 10QSB/A
period 2004-09-30
POLAR MOLECULAR HOLDING CORP
filed 2004-12-22
CIK 908754

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No ☒

POLAR MOLECULAR HOLDING CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains statements, including statements of management’s belief or expectation, which may be forward-looking within the meaning of applicable securities laws. Such statements are subject to known and unknown risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. We generally identify forward-looking statements in this prospectus using words like “believe,” “intend,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Accordingly, to the extent that this Form 10-QSB contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to the following:

•	access to adequate funds to meet the Company’s financial needs and to repay its past due debt, and the Company’s ability to continue as a going concern if it is unable to access adequate financing;

•	legal action by the Company’s creditors for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

•	failure to receive product orders;

•	changes in general economic conditions;

•	competition;

•	government regulatory changes; and

•	changes in key personnel.

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

POLAR MOLECULAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(dollars in thousands, except share data)
(unaudited)

	September 30, 2004	December 31, 2003*
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$2
Accounts receivable	147	25
Prepaid expenses	49	7
Total current assets	196	34
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $99 and $85	25	25
NOTE RECEIVABLE, officer	—	100
DEFERRED FINANCING COSTS	—	47
PATENT AND TRADEMARK, net of accumulated amortization of $401 and $347	91	47
TOTAL ASSETS	$312	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt, and notes with no stated maturity	$1,538	$1,386
Current portion of capital lease obligation	—	6
Accounts payable	1,227	1,507
Accrued payroll and payroll taxes	496	1,002
Other accrued liabilities	955	809

Total current liabilities	4,216	4,710
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value, 200,000,000 shares authorized 125,277,543 and 96,021,045 shares issued and outstanding	1,253	960
Additional paid in capital	19,134	16,391
Treasury stock	(94)	(94)
Deferred stock-based compensation	(17)	(57)
Accumulated deficit	(24,180)	(21,657)

Total stockholders’ deficit	(3,904)	(4,457)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$312	$253

*	Note: The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date.

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

POLAR MOLECULAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30, 2004 (unaudited)	Nine Months Ended September 30, 2003 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,526)	$(2,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	86
Allowance for advances to merger candidate	—	45
Common stock and warrants issued for interest	—	16
Common stock and options issued for services	883	1,055
Amortization of debt discount and issuance cost	—	18
Deferred financing costs	47
Changes in operating assets and liabilities:
Accounts receivable	(122)	14
Inventory		9
Prepaid expenses	(42)	—
Accounts payable	252	450
Deferred revenue	—	(318)
Accrued liabilities	616	407

Net cash used in operating activities	(877)	(996)
CASH FLOWS FROM INVESTING ACTIVITIES:
Patent additions	(45)	(4)
Purchase of equipment	(14)	—
Advance to Officer	—	(100)
Advance to merger candidate		(584)
Cash received in merger		5

Net cash used in investing activities	(59)	(683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash payments on notes payable	(103)	(75)
Cash received from note borrowings	5	289
Cash paid on capital lease	(6)	(9)
Cash received from exercise of warrants	169	1,406
Costs associated with sale of common stock and exercise of warrants	(431)	—
Cash received from sale of common stock	1,300	—

Net cash provided (used) by financing activities	934	1,611
INCREASE (DECREASE) IN CASH	(2)	(68)
Cash, at beginning of period	2	73

Cash, at end of period	$—	$5

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Interest	—	—
Income taxes	—	—
Non-cash financing activities:
Conversion of notes payable to stock	26	1,859
Conversion of accounts payable to stock	359
Conversion of accrued wages to stock	780	—
Advances to merger candidate	—	(629)
Offset of officer note against accrued wages	100	—
Conversion of accounts payable to note	271	—
Liabilities assumed in merger		1,178

See accompanying notes to consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

1.     Significant Accounting Policies
Basis of Presentation

In management’s opinion, the accompanying unaudited interim consolidated financial statements have been prepared by Polar Molecular Holding Corporation (“Polar Holding” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial information. The foregoing unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to reflect a fair presentation of the financial position, the results of the operations and cash flows of the Company and its subsidiaries for the interim periods presented. All adjustments, in the opinion of management, are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004 . Certain balances have been reclassified to conform to the current year presentation.

2.     Notes Payable and Long-Term Debt

As of September 30, 2004, notes payable amounted to $1,538,000 of which $1,420,000 was due on November 30, 2004.  The Company is in default on two notes totaling $771,000 that were due November 30, 2004, and is currently negotiating with the note holders to obtain an extension on the notes.  The Company has negotiated an extension to January 7, 2005 for a third note in the amount of $649,000 that was due November 30, 2004. The remaining notes, in the amount of $118,000 are either past due or have no stated maturity. See “Part I, Item 2, Management’s Discussion and Analysis— Liquidity and Capital Resources”, and Part II, Item 3, Defaults Upon Senior Securities.
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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Expected volatility	na	253%	185%	253%
Risk-free interest rate	na	3.38%	3.38%	3.38%
Expected dividends	na	—	—	—
Expected terms (in years)	na	5	5	5

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net loss, as reported	$(285,000)	$(1,680,000)	$(2,526,000)	$(2,778,000)
Pro forma stock compensation expense, net of tax benefit	—	(629,000)	(164,000)	(629,000)
Employee stock compensation under the intrinsic method	—	—	—	—
Pro forma net loss	$(285,000)	$(2,309,000)	$(2,690,000)	$(3,407,000)
Net loss per share, basic and diluted:
As reported	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Pro forma stock compensation expense	—	(0.01)	(0.00)	(0.01)
Pro forma net loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.05)

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
Selling, general and administrative expenses decreased $364,000, or 62% to $224,000 for the third quarter 2004, from $588,000 for the third quarter 2003. For the nine months ended September 30, 2004 selling, general and administrative expenses decreased $340,000 to $1,016,000 from $1,356,000 in the 2003 period, primarily due to the following for both the third quarter and nine months ended 2004:

•	a decrease of $160,000 in legal fees associated with the merger in 2003;

•	A decrease of $143,000 in consulting and merger expenses related to financing efforts and merger activities; and
•	accounting costs decreased approximately $27,000 due to costs incurred in 2003 related to the merger.

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

Net Loss
The items discussed above resulted in the net losses as reported.

Liquidity and Capital Resources

At September 30, 2004, the Company had $1,538,000 of notes payable, of which $1,420,000 had a maturity date of November 30, 2004, and an additional $118,000 of notes either past due or with no stated maturity, with accrued interest of approximately $244,000. The Company has negotiated an extension to January 7, 2005 for one of the notes, in the amount of $649,000, with a November 30, 2004 due date. In addition, the Company had accounts payable at September 30, 2004 of $1,227,000. At September 30, 2004, the Company had a working capital deficiency of $4.0 million. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company were not able to obtain the additional capital, it may not be able to continue operations.

The Company entered into an agreement with Dominick & Dominick Securities Inc. on a reasonable best efforts basis to help the Company to acquire additional funding. The proceeds are intended to reduce indebtedness, implement the Company’s business plan, and for general working capital.

The Company is obligated to repay a note payable plus accrued interest and extension fee, totaling approximately $850,000 to Affiliated Investments, which was due November 30, 2004. The Company has negotiated an extension to January 7, 2005 on this note. This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents. An assignment of the patents is being held in escrow for the benefit of Affiliated Investments and if the Company is unable to pay this debt timely the escrow agent is to deliver the assignment to Affiliated, upon written notice of default and demand, unless Affiliated agrees to an additional extension.  On, December 3, 2004 the Company paid $100,000 on this note.

As part of the settlement agreement dated June 30, 2003 with Republic Credit Corporation I, or Republic, the Company provided Republic with a promissory note in the principal amount of $500,000 upon consummation of the merger.  The Company successfully negotiated a due date of November 30, 2004, however the Company was unable to retire this debt at that time. The Company has entered into negotiations to obtain a further extension of this note.

The Company converted $543,000 of legal debt to Holme Roberts & Owen LLP to a note of $271,500 due in 4 monthly installments and 1,357,500 restricted shares of the Company’s stock. The Company has not made the first two monthly installments.  The Company successfully negotiated a due date of November 30, 2004, however the Company was unable to retire this debt at that time. The Company has entered into negotiations to obtain a further extension of this note.

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

While the Company is making progress in its efforts to secure the additional operating capital discussed above, there can be no assurance that the Company will be able to obtain the amounts of operating capital anticipated, or additional operating capital adequate to sustain future operations. In addition to efforts to raise additional capital, the Company continues to engage in discussions with its creditors to restructure its indebtedness.
ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d -14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period covered by this report. Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company has been notified of arbitration claims filed by a former small distributor, PowerRight Holdings Limited (or “PowerRight”) against both the Company and against Everbest Products, Inc. (or “Everbest”) pursuant to an Exclusive Distribution Agreement (or the “Agreement”) entered into by the three parties. After entering into the Agreement, PowerRight’s first and only order was 12 drums of DurAlt purchased from Everbest, packaged in 2 ounce bottles and sold by PowerRight from a small retail outlet. PowerRight accepted the product delivered and confirmed its satisfactory performance. The product was manufactured by Lockhart Chemicals (or “Lockhart”), the Company’s contract manufacturer, who is responsible for producing product to the Company’s specifications and quality requirements. Subsequently, PowerRight attempted to negotiate with the Company for expanded exclusive distribution rights including oil companies throughout Asia. When the Company refused this request, PowerRight then claimed that the product it had received and subsequently sold did not meet the Company’s quality requirements. Lockhart asserts the product was produced to the Company’s quality and specifications requirements, but offered to replace the product and PowerRight refused. PowerRight unilaterally terminated the Agreement, and is now claiming damages in excess of $41 million, primarily for future lost profits under the now terminated Agreement. The Company believes that all of the claims of PowerRight are without any factual basis, lack any legal merit, and are in retaliation for the Company’s refusal to expand PowerRight marketing rights. Everbest has filed damage claims against PowerRight for failure to perform under the Agreement. The Company is currently preparing damage claims against PowerRight, including costs of defending against PowerRight's claims, and also for apparent violations by PowerRight of trademark and intellectual property requirements of the Agreement.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company is in default on a promissory note in the amount of $500,000 to Republic Credit Corporation I, or Republic, as part of the settlement agreement dated June 30, 2003, upon consummation of the merger with Murdock Communication Corporation. The Company successfully negotiated a due date of November 30, 2004, however the Company was unable to retire this debt at that time. The Company has entered into negotiations to obtain a further extension of this note.

The Company is in default on a note to Holme Roberts and Owen LLP in the amount of $271,500 that was due November 30, 2004, however the Company was unable to retire the debt at that time. The Company has entered into negotiations to obtain a further extension of this note.
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

Date: December 21, 2004

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

