Form 10KSB
period 2004-12-31
POLAR MOLECULAR HOLDING CORP
filed 2006-01-09
CIK 908754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, was approximately $7,145,419, based on the last reported sale price on the OTC Bulletin Board on that date of $0.80 per share.

The number of shares of Common Stock outstanding as of December 14, 2005 was 136,775,473.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K.

TABLE OF CONTENTS

PART I:

ITEM 1:	Business

Risk Factors

Cautionary Statement on Forward Looking Statements

ITEM 2:	Properties

ITEM 3:	Legal Proceedings

ITEM 4:	Submission of Matters to a Vote of Security Holders

PART II:

ITEM 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

ITEM 6:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7:	Financial Statements and Supplementary Data

ITEM 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 8A:	Controls and Procedures

ITEM 8B:	Other Information

PART III:

ITEM 9:	Directors and Certain Executive Officers of the Registrant

ITEM 10:	Executive Compensation

ITEM 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12:	Certain Relationships and Related Transactions

ITEM 13:	Exhibits

ITEM 14:	Principal Accountant Fees and Services

i

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

DurAlt®FC

DurAlt®FC, Polar’s first commercial product, has been in limited use since 1985 as a retail after-market fuel additive and as a bulk treatment additive in large fleets and marine harbors. Product efficacy has been proven in numerous laboratory and fleet tests performed by major oil companies, independent laboratories, engine manufacturers, and published in two technical papers by the International Society of Automotive Engineers. Retail market customers include Harley Davidson Motorcycle Company, Access Business Group/Quixtar Corporation, and several others. Harley Davidson, after a fleet test of DurAlt®FC adopted the product under private label in 1986 as “Harley Davidson Genuine Fuel Additive Formulated with DurAlt®FC”.

The benefits of DurAlt®FC on gasoline engines can best be understood in connection with two related concepts: octane number requirement and octane requirement increase.

Octane Number Requirement. It is desirable to produce gasoline that will burn evenly and completely without knocking (the premature ignition of a portion of the fuel in the combustion chamber of an internal combustion engine). The anti-knock characteristics of a gasoline are directly related to the maximum efficiency obtainable from the engine and are indicated by the gasoline’s octane number – the higher this number, the less likely the gasoline is to cause knocking. In order to increase the octane number of gasoline and thereby reduce engine knocking, oil refiners blend “octane boosting” additives into the gasoline. Many commonly used “octane boosters,” such as lead and MTBE, have been determined later to have adverse environmental and health effects and have been phased out of gasoline in the U.S. and are being phased out of gasoline in most international markets. The DurAlt®FC chemistry has been reviewed by the U.S. Environmental Protection Agency, or EPA, and other environmental organizations. In a letter dated May 8, 1986, the EPA has determined that, unlike lead and some other fuel additive technologies, DurAlt®FC is “substantially similar” to unleaded gasoline, and therefore does not pose any greater health risk than, unleaded gasoline.

Octane Requirement Increase. When a new gasoline engine is first started, carbon from incomplete combustion creates deposits on the cylinder head and piston crown areas of the engine’s combustion chamber. These are known as combustion chamber deposits. Over the first 10,000 to 15,000 miles of a new engine’s life, the accumulation of combustion chamber deposits drives up the octane demand of the engine by five to ten octane numbers, so that higher octane fuel is often required to produce the same performance the engine had when it was new. This phenomenon is known as octane requirement increase. As a result, a car’s octane requirement increases over time. Because of octane requirement increase, auto companies are forced to “de-tune” gasoline engines by design, thereby sacrificing fuel economy and performance in order to prevent engine knock and damage due to combustion chamber deposit buildup and the resultant increase in octane demand.

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

Independent laboratory and oil company test results demonstrate that DurAlt®FC can reduce octane requirement increase by 55 to 80 percent in gasoline engines. These results have the potential to enable auto companies to redesign their gasoline engines to run more efficiently, with fuel economy improvements of up to 5%, if DurAlt®FC technology or its equivalent is used in all gasoline. Such improvements could produce corresponding benefits to consumers, energy supplies and the environment. Carbon dioxide emissions from automobiles make up a substantial portion of the greenhouse gases emitted into the atmosphere. Any improvement in fuel economy correlates into an equal reduction in greenhouse gas emissions from automotive sources.

Other Applications. DurAlt®FC provides documented benefits for diesel engines as well as for gasoline engines. Adding DurAlt®FC to diesel fuel improves combustion, fuel economy and the lubricity of diesel fuel and assists in keeping injectors clean. DurAlt®FC also improves diesel fuel cetane rating.  Although a large part of Polar’s current focus is on strategic development of the opportunity of DurAlt®FC as a gasoline additive for oil refiners, Polar intends to expand its focus, when time and resources permit, to include the use of DurAlt®FC as a diesel additive for oil refiners. In many countries, including several in Western Europe, the diesel market is as large as, or larger than, the gasoline market.

Current Sales. Polar currently has two channels for sales.  The first channel is through an exclusive distribution agreement with Access Business Group/Quixtar Corporation.  These sales are recognized as royalties on our income statement.  Sales through this first channel account for approximately 61.8% of total revenues for the year ending December 31, 2004.  The second channel is through direct sales.  Our largest customers for direct sales are Harley Davidson Motorcycle Company, ValvTect Petroleum Products, MotorVac Technologies, and Everbest Products, Inc., who purchase DurAlt®FC for sales to consumers under private label. These after-market sales preserve historical relationships and supplement Polar’s primary business strategy, the direct sale to major oil companies and detergent additive manufacturers for bulk treatment of gasoline and diesel fuel worldwide. Sales to customers vary significantly from year to year. During the fiscal year ended December 31, 2004, Everbest Products, Inc. and ValvTect Petroleum Products accounted for 46.6% and 38.4% of product sales, respectively.  During the fiscal year ended December 31, 2003 ValvTect Petroleum Products accounted for 78.2% of our product sales.

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

The Clean Air Act requires automobile manufacturers to meet standards for corporate average fuel economy, or CAFE, which become increasingly demanding year-by-year; however, Congress has imposed a temporary freeze on these standards in recent years while the auto industry seeks to develop improvements, and consideration is given to broadening the legislated scope of the standards to cover light trucks, SUVs, and the like, which have become increasingly popular. DurAlt®FC technology performance features, based on test results from independent laboratories and a major oil company, could allow auto manufacturers to improve fuel economy by as much as five percent. These improvements could assist the automotive industry meet the standards for fuel economy once these standards are resumed.

Due to the need to preserve cleanliness and efficiency of fuel injection systems on automobiles, the EPA has required oil refiners in the United States, since 1995, to develop or use detergent additives to keep fuel injection and supply system valves clean in order to preserve fuel economy and meet emissions standards. Although these detergent additives preserve a vehicle’s fuel economy, a negative side effect of these detergents is the build-up of combustion chamber deposits.   As a result of the high molecular weight of the detergent additives, their use causes deposits to accumulate in the combustion chamber resulting in misfiring in the engine and ultimately lower gas mileage.  DurAlt®FC has been proven to reduce combustion chamber deposits.

The EPA’s requirement for the use of catalytic converters on all gasoline powered engines, coupled with health concerns, necessitated the elimination in the U.S. of all lead additives used to boost the octane rating in motor gasoline. Tetra Ethyl Lead, or TEL, destroys the catalyst in catalytic converter systems. In view of the adverse health impact of TEL, especially in children, the U.N. World Health Organization, the EPA, the World Bank, and environmental organizations have called for the global elimination of lead additives in gasoline. This would also enable the implementation of catalytic converters on automotive equipment in order to greatly reduce automobile emissions. Catalytic converters alone reduce automotive emissions by over 90%.

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

Increasing concerns over the risk of global warming, which is caused partly by greenhouse gas emissions from automobiles, resulted in the 1998 Kyoto Protocols for reducing greenhouse gas emissions. The Kyoto Protocols have been adopted by many countries. The U.S. government has not yet endorsed or ratified the Protocols, although the Bush administration acknowledges that greenhouse gas emissions are a concern. A number of oil companies, including BP Amoco and Royal Dutch Shell, have publicly disclosed plans to reduce greenhouse gas emissions resulting from their processing operations.   The use of DurAlt®FC assists in reducing greenhouse gas emissions and could become an integral part of both the processing of petroleum products, as well as, the final consumable product and could assist in meeting the stringent standards promulgated in the Kyoto Protocol.

The World Wide Fuel Charter, published in December 1998 by the major auto manufacturers worldwide, set a global standard for automotive fuels that forbids the use of additives that are metallic or known to be toxic and sets minimum standards for combustion chamber deposits in engines. DurAlt®FC meets the requirements set forth for fuel additives in the World Wide Fuel Charter, and provides proven technology to reduce combustion chamber deposits and to address fuel economy and emissions objectives of the auto manufacturers in their efforts to meet government environmental standards. DurAlt®FC’s ability to reduce octane requirement increase in gasoline engines can be used to offset octane demand for gasoline engines as MTBE and Tetra Ethyl Lead are phased out of gasoline motor fuels, thus helping to counteract the resultant octane pool shortages in the U.S. and worldwide. DurAlt®FC has been ruled by the EPA to be “substantially similar” to unleaded gasoline and thus equally as safe as unleaded gasoline, posing no added risk of toxicity or damage to sensitive automotive engine emission control systems. Polar believes that DurAlt®FC, if applied nationwide to gasoline base stocks, could enable auto manufacturers to design engine settings that would increase average fuel economy by as much as 5%, without an increase in their production costs. In addition, most cars, trucks and SUVs already on the highway are equipped with knock sensors that prevent engines from knocking and pinging. Because DurAlt®FC reduces octane demand in gasoline engines as they accumulate miles and engine deposits, the knock sensor is not activated, resulting in fuel economy improvements and reduced greenhouse gas emissions without any adjustments in engine settings by auto manufacturers. This means that DurAlt®FC is able to increase fuel economy and engine performance even if applied to only a portion of the nation’s gasoline. A study performed by Abt Associates Inc., dated December 14, 1995 and entitled “The Economics of Reducing Lead in Gasoline: Basic Principles and an Example from the Russian Refining Sector” found DurAlt®FC, to be the most cost-effective means for eliminating lead additives in gasoline for the Russian oil sector because of its ability to reduce octane requirement increase in gasoline engines.

Business Strategy

Major Oil Companies and Additive Manufacturers

In 1998, Polar began to focus its business strategy on the sale of DurAlt®FC for bulk treatment of gasoline for the global market. Since then, Polar has relied upon prior published test results of DurAlt®FC, prior contacts, and new members of its management team to create new strategic relationships with those companies to accomplish its objective. One advantage of Polar’s strategy is that there are relatively few companies producing gasoline and gasoline additives worldwide. Thus, with a small team of experts, Polar is able to concentrate on these critical potential customers, understand their business and tailor its approach to meet their needs. Polar’s business strategy is to sell DurAlt®FC technology to oil companies as well as detergent additive manufacturers, and to cooperate with major automobile manufacturers to help drive demand for DurAlt®FC technology as a solution for all parties in meeting fuel economy and emissions standards.

Polar plans to work with leading detergent additive manufacturers to develop a market for Polar’s fuel additive technology with oil companies around the world.  The following details the Company’s plans related to various world markets:

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

Secondary markets

In addition to marketing to major oil companies, Polar believes there are significant opportunities around the world for use of DurAlt®FC in bulk treating fuel, particularly diesel fuel, for use by large trucking and bus fleets, marine vessels, railroads and utility plants.  In April of 2005, Polar expanded its market efforts with its distributors to increase sales of its fuel additive technology to fleet operators and consumers as fuel prices increased in North America.

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

Patents and Trademarks

Polar has obtained patents in the U.S. and worldwide to protect its intellectual property. Currently, Polar holds 6 U.S. patents and 34 foreign patents. The U.S. patent for DurAlt®FC Plus Detergent, issued in December 2002, extends Polar’s U.S. patent coverage for DurAlt®FC with detergents from 2005 until 2023. None of Polar’s patents have been challenged in any of the jurisdictions, including the U.S., Germany and Japan, in which it holds patents. In June 2004, the Company, its founders, Otis, Mark, and A. Richard Nelson, and two of the Company’s international scientists, Dr. Chandra Prakash and Dr. Gilbert Chapelet, applied for seven new DurAlt®FC technology combination patents.  The new patents protect the use of DurAlt®FC technology with key gasoline and fuel additive chemistries in the U.S.  In June 2005, these same seven patents were filed under the Patent Cooperation Treaty.  This international treaty provides protection for the DurAlt®FC intellectual property in 130 countries around the world.

Polar’s patents are encumbered by liens in favor of certain note holders, service providers, consultants and officers. As of December 31, 2004, the total amount of indebtedness covered by such liens was approximately $1.8 million comprised of approximately $700,000 including principal and interest owed to Affiliated Investments, L.L.C. $527,000 owed to a former service provider of Polar and $615,000 owed to consultants and officers of Polar.

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

There are, however, numerous companies—including Lubrizol, Ethyl Corporation, Infineaum, Oronite, BASF and Octel—that are engaged in the business of manufacturing and selling additives for petroleum products. Although Polar believes that its products are different and superior to those currently on the market, all of these other companies have substantially greater resources than Polar, as well as established distribution networks and market share. These companies expend substantial sums on advertising to establish product identity and brand recognition and Polar will not, for the foreseeable future, be in a position to establish product identity or brand recognition in this manner. Polar expects to face intense scrutiny and challenges of many kinds from these or other well established companies in its attempt to introduce DurAlt®FC into the market. Polar’s business strategy includes attempting to work with these potential competitors to combine DurAlt®FC with their products, creating a complete gasoline additive package providing the benefits of DurAlt®FC and our competitor’s detergents and other enhancers. However, there can be no assurance that these potential competitors will be willing to cooperate with Polar, or that these companies will place any purchase orders for DurAlt®FC or any other of Polar’s products. There also can be no assurance that Polar will be able to introduce and market DurAlt®FC or any of its products successfully.

Employees

As of October 31, 2005, Polar had four employees. In addition to its four employees, Polar also has consulting agreements with four other individuals, who have over 125 years combined experience in the automotive, chemical manufacturing, environmental and oil refining industries.

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

We believe that our capital requirements will continue to be significant, and our cash requirements may continue to exceed our cash flow from operations. In December 2003, we commenced a private placement of $1,000,000 in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2). As of December 31, 2004, we had received $920,893 from investors consisting of $796,500 in cash and exchange of notes payable and accrued interest of $124,393.  The investors purchased 9,208,925 units at a price of $0.10 per unit, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period. Management believes it needs to raise an additional $3 million to $5 million to fund working capital requirements and implement its marketing and sales plan and therefore may need to undertake one or more private placements in the future to raise such capital. Failure to obtain additional financing when needed would have a material adverse effect on us, requiring us to curtail and possibly cease our operations. The terms of future debt or equity financings may involve the following risks to us and our stockholders:

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

•                  As a result of net working capital deficiencies and indebtedness, we may not be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As of December 31, 2004, the Company had a net working capital deficit of $4,683,000 as a result of recurring losses from operations and indebtedness. In addition, at December 31, 2004, the Company had $1,950,000 in outstanding debt. We cannot be sure that we will be able to repay this debt on its terms or negotiate extensions or changes in the payment terms with our other creditors. Accordingly, there is substantial doubt regarding our ability to continue as a going concern. Our independent auditors have included in our audit report an explanatory paragraph relating to the Company’s ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we not be able to continue as a going concern.

Substantially all of our assets, including our intellectual property, are subject to liens by our creditors, and these creditors could foreclose on substantially all of our assets if we default on our obligations.  We are currently in default on a number of our notes payable.

Polar granted a first priority lien on substantially all of its assets, including the Company’s patents, as collateral for a promissory note in favor of Affiliated Investments, LLP in the principal amount of $549,000, with final payment due on June 30, 2004. While Affiliated has entered into several agreements waiving defaults of the Company under the original note and extending the due date of the original note, the Company has not been able to repay this debt and is currently in default of this note. The total amount currently required to be paid is approximately $750,000 including principal, accrued interest and a $50,000 extension fee negotiated with Affiliated in December 2003. We are currently seeking an additional extension on this note.  The default under this note allows Affiliated to foreclose on substantially all of our assets. There can be no assurance that we will receive an additional extension from Affiliated or be in a position to repay this debt and free our assets from the related lien in the near future.

Our patents and trademarks are also subject to a contingent lien in favor of certain of the Company’s employees and advisors for deferred wages or services rendered without compensation, now existing or incurred in the future. The amount of such liabilities at December 31, 2004 was approximately $560,000. Polar entered into a security agreement with these employees and advisors that grants them a security interest in substantially all of our assets, including the Company’s patents. This lien will become effective upon the earlier of repayment of the Affiliated note or consent by Affiliated to the grant of the security interest. The agreement further provides that the Company may not grant any liens against its assets with superior rights or priority, other than those granted to Affiliated and liens securing up to an additional $400,000 in new debt. No such debt has been incurred as of December 31, 2004. There can be no assurance that we will be in a position to pay our obligations to the employees and advisors under this agreement and free our assets of the contingent lien in the near future.

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

If our stockholders sell substantial amounts of shares of our common stock in the public market, the market price of our common stock could continue to fall. The perception among investors that these sales will occur could also produce this effect.

As of December 14, 2005, the Company had 136,775,473 shares of common stock outstanding. In July 2003, the Company filed a registration statement on Form S-1 to register 18,290,762 shares of our common stock held by certain original Murdock stockholders, including a total of 7,315,152 shares of our common stock issuable upon exercise of outstanding warrants and 4,288,382 shares issued upon consummation of the merger. Although the registration statement was filed on July 11, 2003, the registration was subsequently withdrawn on August 2, 2004.  If the registration statement is resubmitted, the stockholders may sell their registered shares immediately.

Additional shares of our common stock issuable upon the exercise of the Company’s stock options will be available for public resale once we file a registration statement covering shares issued under the Company’s Equity Incentive Plan. The Company adopted the Equity Incentive Plan in 2003 which provides that up to 15,000,000 shares of common stock may be issued under the plan. As of October 31, 2005, we had issued options to purchase 5,833,333 shares of common stock and 2,350,000 shares of common stock in the form of stock bonus awards under the plan. As of October 31, 2005, there were 6,816,667 shares available for future grants under the plan. The resale of these additional shares into the public market may further adversely affect the market price of our common stock.

We rely on patents and similar protections for our proprietary technology, but still may not be able to fully protect these key assets.

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

Our stock is currently trading on the “pink sheets”.

Effective as of June 17, 2005 our shares of common stock were delisted from the NASDAQ Bulletin Board.  As we were in arrears with our filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board but continued to be traded on the Pink Sheets under the symbol POMH.PK.  Stocks traded on the pink sheets are not viewed by investors as being as credible as stocks traded on the NASDAQ bulletin board or the NASDAQ national markets.  Stocks traded on the pink sheets are also not as liquid as stocks traded on the other markets.  As a result, the share price of a stock traded on the pink sheets could be negatively impacted.

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

Our seven largest stockholders beneficially own more than 40% of our outstanding common stock. These stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval after the merger, including the election of directors and the determination of significant corporate actions. In addition, stockholders holding approximately 42% of the Company’s outstanding common stock as of October 31, 2005, entered into a voting agreement dated June 3, 2003, whereby they have agreed to vote all of their outstanding shares in accordance with instructions provided by Mark Nelson, the Company’s co-founder, President and Chief Executive Officer.  This voting agreement also restricts the ability of such stockholders to transfer, sell, assign, pledge or otherwise dispose of their outstanding shares. The concentration of ownership and/or the voting agreement could delay or prevent a change in control that might be beneficial to our stockholders.

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

We have not paid any dividends on our common stock.

We have not paid any cash dividends on our common stock. Some of our current financing agreements contain restrictions on the payment of dividends. We do not anticipate paying any cash dividends in the foreseeable future.

Protecting directors and officers from liability may expose us to potential large expenses.

Our certificate of incorporation allows us to reimburse our officers and directors for damages they may be subject to from litigation.  These charter documents also require us to advance money to any officer or director for costs in connection with suits brought against the officer or director in their capacity as such if the law does not prevent us from doing so. Any officer or director requesting advance money must first sign a written undertaking to reimburse us in the event that it is ultimately determined that the officer or director is not entitled to indemnification. We may experience significant cash flow problems if we are required to either reimburse, or advance money, to our officers or directors for such purposes.

We depend on the services of key executives and management, the loss of whom could materially harm our business

Our future success significantly depends on the continued service and performance of our executive officers, directors, consultants and key associates.  As some of these individuals, including Polar’s founders, have been associated with the Company since its start up, they have developed the Company’s many products and patents and will be involved in expanding new patent applications around the world.  Their expertise with Polar’s technology and their experience within the automotive, chemical manufacturing, environmental and oil refining industries cannot be replicated.  In addition, the contacts obtained by these associates over their years with the Company are significant.  The loss of any of these individuals would be a serious set back for the Company.

Litigation or assessments could have a material adverse affect on our business

During the normal course of business, we are subject to complaints or allegations from current and former associates. In addition, we might also be subject to complaints or litigation from stockholders, vendors, other creditors and distributors.  The company is currently involved in litigation concerning a dispute related to debt obtained by Murdock Communications immediately prior to our merger with Murdock.  We may be adversely affected by publicity resulting from this litigation, regardless of whether such litigation is valid, or whether we are liable.  A lawsuit or claim could result in an adverse decision or result that could have a material adverse affect on our business.

From time-to-time, the Company has been party to various assessments of taxes, penalties and interest from federal, state and local agencies. We provide reserves in our financial statements for these and other matters. The approximate amounts of these reserves are reviewed periodically to determine their adequacy. Although we believe that our current reserves are adequate in light of our analyses of the potential outcomes of the matters, there can be no guarantees that we will not have to recognize additional charges as matters are ultimately resolved. Any resulting charges could be significant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this document and in other documents referred to in this 10-K, which are based on current expectations and subject to risks and uncertainties. All statements other than statements of historical fact included in this prospectus, including without limitation, statements contained in the “Summary,” “Risk Factors,” “Business” and “Management’s Discussion and Analysis” sections regarding the financial condition, operating results, business prospects, or any other aspect of future operations of the Company, are forward-looking statements. Although the Company believes that the forward-looking statements are reasonable, the Company cannot assure you that such forward-looking statements will prove to have been correct. We generally identify forward-looking statements in this prospectus using words like “believe,” “intend,” “expect,” “estimate,” “may,” “should,” “plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, level of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Accordingly, to the extent that this Form 10-K contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the companies, please be advised that the Company’s actual financial condition, operating results, and business performance may differ materially from that projected by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to the following:

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

•                  competition

•                  government regulatory changes;

•                  changes in key personnel; and

•                  other specific risks described in this report under “Risk Factors.”

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

ITEM 2. PROPERTIES

The Company’s corporate office is located in Denver, Colorado. The Company leases this office under a five-year lease which expires in June 2007. Annual rental costs, including CAM, insurance and real estate taxes, under the lease are approximately $50,000. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

In a letter from her attorney dated May 5, 2003, Melissa Polich, a former Chief Financial Officer of Polar, who was terminated for cause, demanded payment for amounts claimed to be due and unpaid for consulting work for Polar completed prior to her employment, for wages claimed to be due and unpaid as a result of her employment with Polar, for expense reimbursements claimed to be owed to her by Polar and for contractual claims relating to a consulting contract and an employment contract. Ms. Polich has demanded in excess of $302,000 and 47,445 shares of Polar’s common stock in these wage and contractual claims. We responded to Ms. Polich’s letter on May 29, 2003, disputing any and all amounts claimed.  Since that date, there has been no further action on this matter by the former employee. Polar disputes these claims and will continue to do so if and when necessary. The Company believes that the outcome of this dispute will not have a material adverse effect on the Company’s financial condition.

In a letter from his attorney dated May 6, 2003, Tom Ritter, a former employee of Polar, who was terminated for cause, demanded payment for wages claimed to be due and unpaid as a result of his employment with Polar. Mr. Ritter has demanded $49,202 in wage and contract claims. We responded to Mr. Ritter’s letter on May 29, 2003, disputing any and all amounts claimed.  Since that date, there has been no further action on this matter by the former employee. Polar disputes this claim and will continue to do so if and when necessary.  The Company believes that the outcome of this dispute will not have a material adverse effect on the Company’s financial condition.

In a letter from his attorney dated January 14, 2004, Paul Tunink, a former employee of Murdock, demanded payment for an unspecified amount for wages claimed to be due and unpaid as a result of his employment with Murdock. Polar and its attorneys have not determined the validity of the claim. Prior to the merger, approximately $142,000 was accrued by Murdock and is included in accrued liabilities. The Company believes that the outcome of this dispute will not have a material adverse effect on the Company’s financial condition.

The Company was notified in 2004 of arbitration claims filed by a former small distributor, PowerRight Holdings Limited (or “PowerRight”) against both the Company and against Everbest Products, Inc. (or “Everbest”) pursuant to an Exclusive Distribution Agreement (or the “Agreement”) entered into by the three parties.  After entering into the Agreement, PowerRight’s first and only order was 12 drums of DurAlt purchased from Everbest, packaged in 2 ounce bottles and sold by PowerRight from a small retail outlet. PowerRight accepted the product delivered and confirmed its satisfactory performance. The product was manufactured by Lockhart Chemicals (or “Lockhart”), the Company’s contract manufacturer, who is responsible for producing product to the Company’s specifications and quality requirements. Subsequently, PowerRight attempted to negotiate with the Company for expanded exclusive distribution rights including oil companies throughout Asia.  When the Company refused this request, PowerRight then claimed that the product it had received and subsequently sold did not meet the Company’s quality requirements. Lockhart asserts the product was produced to the Company’s quality and specifications requirements, but offered to replace the product and PowerRight refused. PowerRight unilaterally terminated the Agreement, and is now claiming damages in excess of $41 million, primarily for future lost profits under the now terminated Agreement. The Company believes that all of the claims of PowerRight are without any factual basis, lack any legal merit, and are in retaliation for the Company’s refusal to expand PowerRight marketing rights. Everbest has filed damage claims against PowerRight for failure to perform under the Agreement. The Company has also filed a counter claim against PowerRight seeking damages for failing to perform the agreement, for costs of defending against PowerRight’s claims, and for violations by PowerRight of Polar’s trademark and intellectual property rights.

In preparation for arbitration scheduled for August 2005, all parties presented depositions. However, PowerRight failed to respond to interrogatory questions and requests for documents made by Polar prior to the depositions. The counsel for PowerRight requested a continuance of the arbitration for 90 days to permit the parties to explore a settlement.  Although the continuance was granted, PowerRight did not negotiate in good faith.  Instead, on October 14, 2005, the counsel for PowerRight submitted a settlement proposal to Polar and Everbest that was not satisfactory to either Polar or Everbest.

It is Polar’s belief, and our attorneys concur, that we have meritorious defenses to the claims of PowerRight, and that Polar has damage claims against PowerRight that are meritorious.  Although it is possible that PowerRight may prevail on one or more of its claims, it is our opinion, and our attorneys concur, that it is more likely than not that the arbitrator will find in favor of Polar rather than PowerRight.  As part of the arbitration process, payment is required to be made to the arbitrator by the parties by November 28, 2005.  If payment is not made, the arbitration may be dismissed.  If the arbitration is dismissed PowerRight may or may not pursue its claims in Federal or State court.  However, the contract between PowerRight, Everbest Products and Polar require that all disputes under the contract be resolved by binding arbitration.

In June 2005, Polar was served with a complaint alleging that Polar owes $500,000 plus interest and attorney fees due under a promissory note dated June 30, 2003 allegedly signed by Murdock Communications Company and Polar Molecular Holding Corporation payable to Republic Credit Corporation.  The note was signed by Wayne Wright, who was appointed by Murdock Communications to Polar’s Board of Directors.  Wright had no authority to execute a promissory note for Polar Molecular Holding Corporation.  The note was not disclosed to Polar and Polar received no benefits associated with the execution of the note.  Polar is vigorously contesting the claims of Republic in this lawsuit and has filed a third party complaint against Wright who signed the loan document without authority, and against Thomas Berthel, a controlling shareholder of Murdock Communications, and Berthel Fisher, the brokerage firm that was a paid consultant for Murdock Communications in the merger with Polar.  Polar believes, and our attorneys concur that the Company has meritorious defenses to the claims of Republic.  Further, Polar and it’s attorneys believe that the company has meritorious claims in the third party complaint which would require Wright, Berthel and Berthel Fisher to pay any amounts due Republic.  This matter is currently set to commence in Denver District Court in March 2006.  At this time, no discovery has occurred by any of the parties.

In September 2005, a former law firm for the Company filed a complaint in Michigan seeking unpaid legal fees in the amount of approximately $140,000.  The amount sought includes approximately $90,000 of legal fees and $50,000 of interest.  The legal fees primarily relate to a change of domicile for the Company and the completion of a proxy whose only matter was to elect directors.  The Company has retained counsel to contest these claims and believes that it owes substantially less than the amount claimed. At this time, no discovery has occurred by either party.  The Company believes that the outcome of this case will not have a material adverse effect on the Company’s financial condition.

In October 2005 we became aware of a complaint filed by a shareholder in September 2005 seeking the Company to hold an annual meeting of shareholders.  The Company has filed a motion to dismiss this complaint in its entirety, as the Company had scheduled an annual meeting for December 31, 2005 prior to receiving this suit.  The complaint also alleges that certain officers, directors and former directors, among other things, breached their fiduciary duties as officers and/or directors of the Company and have put their personal interests ahead of the interests of Polar and its shareholders and stockholders.  The Company also filed a motion to dismiss these claims.  The company cited the substantial amounts of deferred compensation, unpaid expenses and additional debt and capital contributions made by the officers, directors and former directors as indications of their commitment to the Company and their appropriate behavior related to their duties to the Company.  For the year ended December 31, 2004, certain officers and consultants, who are also directors named in the complaint, forgave $1,200,000 in compensation in exchange for stock that is restricted for eighteen months.  In addition, certain officers, consultants and directors named in the complaint have contributed to the ongoing operation of the Company through the deferral of their wages, expenses and fees and through their contributions to the equity account and the granting of debt to the Company.  Amounts in excess of $600,000 have been deferred, contributed or loaned to the Company by these officers, consultants and directors.  These actions clearly reflect that the officers and directors have not committed any wrongs to the Company or its shareholders but have sacrificed their own livelihood and assets to the benefit of the Company.  The Company’s legal counsel believes that Polar has meritorious defenses against this complaint and that the complaint is frivolous.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Historical Trading Information and Dividend Policy

The Company’s Common Stock was listed on the Over the Counter Bulletin Board under the symbol “POMH”.  Effective as of June 17, 2005 our shares of common stock were delisted from NASDAQ.  As we were in arrears with our filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board but continued to be traded on the Pink Sheets under the symbol POMH.PK.

The following table sets forth the high and low bid quotations for the Common Stock as reported on the Over the Counter Bulletin Board. Such transactions reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices shown prior to July 14, 2003 represent those related to the former Murdock Communications Corporation, trading under the symbol MURC.

	Common Stock
Quarter	High	Low
Fiscal 2003
First	$0.47	$0.21
Second	1.65	0.23
Third	0.88	0.14
Fourth	0.20	0.09

Fiscal 2004
First	0.40	0.11
Second	0.32	0.14
Third	0.16	0.04
Fourth	0.10	0.04

The Company previously had Redeemable Common Stock Purchase Warrants (“Warrants”) that were quoted on the Over the Counter Bulletin Board under the symbol “POMHW.”  These Warrants expired on April 19, 2004 per the original terms of the Warrants.  As a result of the expiration of the Warrants, historical prices of these Warrants are no longer disclosed.

At December 14, 2005, there were approximately 611 holders of record of the Company’s Common Stock. We believe that we have approximately 1,186 beneficial owners of shares of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Computershare Trust Company, Inc., 350 Indiana Street, Suite 800, Golden, Colorado, 80401.  Computershare’s telephone number is 303-262-0700.

The Company has not paid any cash dividends on its Common Stock in the last three years. The Company does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Stock sales

In June 2005, the Company issued 1,400,000 unregistered shares in exchange for $60,000.

In July 2005, the Company issued 205,400 unregistered shares in exchange for $10,270.

Stock issued for services

In March 2005, the Company issued 1,000,000 unregistered shares to a financial advisor as part of the Company’s contractual obligation.

In September 2005, the board approved the issuance of 1,267,602 of unregistered shares of common stock for the satisfaction of a vendor payable in the amount of $68,000.

In May 2005, the Company issued 75,000 unregistered shares to a consultant as part of the Company’s contractual obligation.

In October 2005, the Company issued 533,332 unregistered shares to an investor relations firm in exchange for services valued at $26,667.

Stock issued for note receivable

In January 2005, the Company issued 1,000,000 unregistered shares to a consultant in exchange for a $70,000 note.  The note bears interest at 3.85%.  The note plus interest is due on January 9, 2006.

Stock issued along with notes payable

Between January and March 2005, the Company issued 424,000 unregistered shares along with notes payable in the amount of $132,000.  All of the notes were of a short term nature.

In May 2005, the Company issued 520,000 unregistered shares related to a loan $10,000 that originated in November 2001.

In November 2005, the Company issued 100,000 unregistered shares related to extensions of various notes payable.

Additional restricted shares issued in exchange for unrestricted shares

Throughout the year, the Company issued 4,759,522 unregistered shares in exchange for unrestricted shares of current stockholders.  Two unregistered shares were issued for each unrestricted share forfeited.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During the periods included in the following discussion, management focused on its marketing strategy and securing the financing/capital needed to implement that marketing strategy. The Company has historically marketed and sold its products to niche retail markets but has developed a new strategy to pursue worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline. As a result of this new strategy, there has been less effort spent on sales to existing niche customers and more emphasis placed on developing relationships with major oil companies and additive manufacturers, and developing a distribution network for the secondary markets. Each of these target markets and customers requires longer lead times to develop than the niche retail customers. Management believes that although no revenue has been realized to date and there are no apparent short term revenues anticipated from these sources, management believes that this strategy will result in the best future economic results for the Company.  Progress has been made in implementing this marketing strategy, including the joint marketing agreement with TotalFinaElf Additives executed in September 2001 and recent efforts to increase sales in secondary markets.

In addition, a significant portion of management’s time has been spent identifying sources of capital required to implement its marketing plan. See “Liquidity and Capital Resources.”

At December 31, 2004, the Company had a working capital deficit of $4,683,000, stockholders’ deficit of $4,731,000, and has incurred significant losses from operations since its inception. In addition, as of December 31, 2004, the Company is in default on debt obligations totaling $1,759,000.  These factors indicate substantial doubt regarding the Company’s ability to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Although the Company continues to be optimistic regarding the future prospects related to its marketing plans described above, the Company has yet to generate sufficient revenue volumes to insure its continued operation in the future.

Results of Operations

Revenues

The Company has two primary sources of revenue, product sales and royalties. Product sales represent shipments of product to customers. Royalties represent amounts earned by the Company under licensing agreements. For the periods presented below, all royalties reported have been earned pursuant to a 1995 license agreement with Alticor, the parent of Amway Corporation, Access Business Group and Quixtar.

The following table summarizes the revenue reported for each source:

			Nine Months
	Year Ended	Year Ended	Ended
	Deccember 31,	Deccember 31,	Deccember 31,
	2004	2003	2002
Product sales	$156,000	$66,000	$55,000
Royalties	252,000	350,000	129,000
Total revenues	$408,000	$416,000	$184,000

The Company has changed the focus of its product marketing from its previous strategy of marketing to niche retail markets and has embarked on a new strategy to pursue worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline. As such, there has been less effort spent on sales to existing niche customers.

Product Sales. Product sales to these niche retail customers vary significantly from year to year. The following table sets forth the percentage of product sales each year for customers whose sales are 5% or greater of total product sales, in the year ended December 31, 2004, December 31, 2003 and the nine months ended December 31, 2002:

	Deccember 31,	Deccember 31,	Deccember 31,
Customer	2004	2003	2002
Egan’s Pit Stop	0.9%	1.1%	22.7%
Everbest Products, Inc.	46.6%	—	70.1%
Harley Davidson Motorcycle Company	0.0%	6.0%	—
ValvTect Petroleum Products	38.4%	78.2%	—
All Others	14.1%	14.7%	7.2%

Royalties. Royalties earned are reported based on consumption data provided by Access Business Group, a subsidiary of Alticor, our only source of royalty revenues. In the year ended December 31, 2004, royalties from Access Business Group were $252,000.  Management expects that future royalties will be consistent with historical levels.

Operating Expenses

The following table summarizes operating expenses for the years ended December 31, 2004, December 31, 2003 and the nine months ended December 31, 2002:

	Deccember 31,	Deccember 31,	Deccember 31,
	2004	2003	2002
Cost of product sales	$44,000	$50,000	$52,000
Salaries	763,000	332,000	540,000
Travel and entertainment expenses	114,000	52,000	50,000
General and Administrative	1,381,000	1,662,000	616,000
Allowance for advances to merger candidate	—	45,000	270,000
Expense related to stock and option grants for services	881,000	1,095,000	23,000
Amortization and depreciation	18,000	68,000	59,000

Total expenses	$3,201,000	$3,304,000	$1,610,000

Fiscal 2004 compared to fiscal 2003

Salary expense increased $431,000, or 130%, to $763,000 for the year ended December 31, 2004 from $332,000 for the year ended December 31, 2003. The increase reflects the costs associated with the hiring of staff to market the DurAlt products, a full year of CFO support in fiscal 2004 versus a part year in fiscal 2003 and normal pay adjustments.

General and administrative expenses decreased $281,000, or 17%, to $1,381,000 for the year ended December 31, 2004 from $1,662,000 for the year ended December 31, 2003.  This decrease was primarily the result of extra expenses incurred in fiscal 2003 associated with the completion of the merger with Murdock Communications.  Accounting, legal and merger expenses decreased $149,000, $340,000 and $51,000, respectively in fiscal 2004 compared to fiscal 2003.  These decreases were partially offset by increases in investor relations expenses of $96,000 and consulting fees of $76,000.

Expense for stock and options for services decreased $214,000 to $881,000 for the year ended December 31, 2004 from $1,095,000 for the year ended December 31, 2003. The 2003 amount consists primarily of expenses related to the equity incentive stock grant and expenses related to the issuance of shares related to a success fee associated with the merger.  The 2004 amount consists primarily of the granting of restricted shares of common stock for services that had a market value in excess of the grant value.  The 2004 amount also includes the expense associated with shares granted to investment banks and investor relations firms who performed services for the Company in 2004.

Fiscal 2003 compared to fiscal 2002

Salaries expense decreased $208,000, or 39%, to $332,000 for the year ended December 31, 2003 from $540,000 for the nine months ended December 31, 2002. The decrease reflects salary expenses not incurred in 2003 as a result of the Company’s former Chief Financial Officer and other employees leaving the Company in the last quarter of 2002 and the first quarter of 2003.  This decrease was partially offset by the hiring of a new Chief Financial Officer in August 2003.

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

Allowance for advances to merger candidate represents payments made to Murdock prior to the merger for working capital purposes. Since the merger was accounted for as an acquisition of Murdock by Polar, and a recapitalization of Polar with no goodwill recorded, the advances were expensed as incurred.

Expense for stock and options for services increased $1,072,000 to $1,095,000 for the year ended December 31, 2004 from $23,000 for the nine months ended December 31, 2002. The increase is principally due to a grant of 2,850,000 shares of common stock to certain officers, directors, key employees and consultants of the Company, in September 2003, resulting in a recorded expense of $485,000. In addition, the Company issued 711,829 shares in connection with services rendered by Houlihan Smith for financial advisory services rendered in connection with the merger with Murdock, resulting in a recorded expense of $463,000.

Interest Expense.

The following table summarizes interest expense for the years ended December 31, 2004, the nine months ended December 31, 2002 and the year ended March 31, 2002:

	Deccember 31,	Deccember 31,	Deccember 31,
	2004	2003	2002

Interest Expense	$408,000	$431,000	$167,000

Interest expense, including amortization of debt discount, decreased $23,000 to $408,000 for the year ended December 31, 2004 from $431,000 for the year ended December 31, 2003. This decrease was primarily due to the average outstanding balance of debt during fiscal 2004 being lower than fiscal 2003.

Interest expense, including amortization of debt discount, increased $264,000 to $431,000 for the year ended December 31, 2003 from $167,000 for the nine months ended December 31, 2002. The increase is principally due to increased borrowings related to the merger, during the first six months of 2003 ($60,000); additional interest expense related to issuance of 2,350,383 shares of common stock for conversion of debt in February 2003 ($22,000); and interest expense recognized for issuance of 275,000 shares of common stock as consideration for lending $55,500 to the Company in November, 2003 ($49,000).

Net Loss

The following table summarizes the net loss for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002:

	Deccember 31,	Deccember 31,	Deccember 31,
	2004	2003	2002
Net loss	$3,195,000	$3,319,000	$1,592,000
Basic and diluted net loss per common share	$0.03	$0.05	$0.03

The net loss decreased $124,000 to $3,195,000 for the year ended December 31, 2004 from $3,319,000 for the year ended December 31, 2003.  The decrease primarily resulted from the reduction in expenses associated with the merger in 2003.  This reduction was partially offset by higher salary, consulting and investor relations expenses in 2004.  A more detailed explanation is provided above.

The net loss for the year ended December 31, 2003 included several non-recurring items related to the merger, including legal and accounting costs ($595,000); advances to Murdock, the merger candidate ($45,000), and shares of common stock issued to a consultant ($463,000) for services rendered in connection with the merger. Excluding these items, net loss would have been $2,216,000 or $0.03 per share.

Liquidity and Capital Resources

As discussed in more detail below, the Company has $1,949,000 of notes payable, of which $1,759,000 are in default as of December 31, 2004, together with accrued interest of approximately $297,000. In addition, accounts payable at December 31, 2004 were $1,201,000. The Company has also embarked on a sales and marketing strategy to pursue nationwide and worldwide bulk sales of its products to gasoline suppliers for incorporation into commercial grade gasoline aimed at achieving sales of a greater volume of product. At December 31, 2004, the Company had a working capital deficiency of $4,683,000. Management believes that additional capital will be required to satisfy the liabilities discussed above and provide the working capital needed to fund ongoing and planned operations. As discussed below, the Company has commenced activities that management believes will result in procurement of the additional capital required. However, if the Company is not able to obtain the additional capital, it may not be able to continue operations.

The Company is obligated to repay a note payable of $549,000 plus accrued interest of $294,000 and an extension fee of $50,000 to Affiliated Investments.  The note has been extended to January 7, 2005.  As the note was not paid on the extended due date, the Company is currently in default of this note.  This note is secured by substantially all the assets of the Company, including a first priority lien on the Company’s patents.

As part of the settlement agreement dated June 30, 2003 with Republic Credit Corporation I (“Republic”) the Company provided Republic with a promissory note in the principal amount of $500,000 upon consummation of the merger. The Republic promissory note was due on July 14, 2004.  This note is currently in default. The Company is currently contesting the validity of this note (see “Item 3. Legal Proceedings” of this document).

The Company has several additional notes outstanding in the aggregate principal amount of $478,000. These notes are either past due or have no stated maturity date. In addition, as of October 31, 2005, the Company was past due in the payment of approximately $1,180,000 to trade vendors. The Company plans to negotiate with several vendors to restructure or settle the amounts owed.

Previously, the Company had retained Transition Partners, LLP (“Transition”), a merchant banking firm located in Boulder, Colorado, to assist the Company in developing a capital formation plan. Although the Company had engaged Transition on October 24, 2003, the Transition agreement was later terminated for cause on July 2, 2004.  Transition advised the Company with respect to a private placement of $1,000,000 that the Company commenced in December 2003. Although the Company raised approximately $921,000 from investors, consisting of $797,500 in cash and an exchange of notes payable and accrued interest of $124,000, as of December 31, 2004, the majority of the funds raised were through the efforts of the employees and directors of Polar.  The investors purchased 9,208,925 units at a price of $0.10 per unit, each unit consisting of one share of common stock and a warrant to purchase two additional shares of common stock at $0.10 per share for a two-year period.  The proceeds of this offering were used for general working capital purposes.

The Company continues to seek additional funding either through the placement of additional equity or debt or through entering into a joint marketing agreement with a third party.  While the Company is making progress in its efforts to secure additional operating capital, there can be no assurance that the Company will be able to obtain the amounts of operating capital anticipated, or additional operating capital adequate to sustain future operations. In addition to efforts to raise additional capital, the Company continues to engage in discussions with its creditors to restructure indebtedness.

Related Party Transactions

As of December 31, 2004 and 2003, the Company had accrued compensation, expenses and consulting due to certain officers and directors in the amount of approximately $189,000 and $1,283,000 respectively, which were partially offset by advances to officers and directors of approximately nothing and $341,000 respectively.  The Company also had notes payable to directors of approximately $48,000 and $137,000 as of December 31, 2004 and 2003.  The total accrued compensation is collateralized by a second priority lien on the Company’s patents.

During the year ended December 31, 2004, the Company exchanged stock for accrued wages owed to certain directors and officers and accrued consulting fees owed to certain directors.  A total of 4,642,647 shares of restricted stock were issued to officers and directors in exchange for $286,526 of accrued wages and $177,738 of accrued consulting fees.

On February 7, 2003, the Company advanced $100,000 to an officer and director in the form of a promissory note.  The note matures in February 2007 and requires annual interest payments at the rate of the prime rate plus 1%.  The note, plus accrued interest of $7,000, was paid off in May 2004.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Table of Contractual Obligations

The following table summarizes the contractual obligations of the Company:

		Obligations due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Debt obligations	$1,949,000	$1,799,000	$—	$150,000	$—
Operating lease obligations	71,000	29,000	42,000	—	—

Total	$2,020,000	$1,828,000	$42,000	$150,000	$—

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

Critical accounting policies are discussed in Note 1 to the consolidated financial statements. Management believes that policies related to revenue recognition are particularly important. As such, revenue from product sales are recognized only after product has been shipped to the customer and collectibility is likely. Royalty revenue is recognized based upon consumption or sales data received from the customer and an evaluation that collectibility is likely.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently does not consolidate any entities under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to APB Opinion 29, “Accounting for Nonmonetary Transactions.” SFAS 153 eliminates certain differences in the guidance in APB Opinion 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB Opinion 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS 154. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not believe the adoption of this pronouncement will have a material impact on the financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” and contained in this Form 10-K at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 18, 2005, the firm of Hein & Associates LLP (“Hein”), the Company’s independent accountant during the period from September 23, 2003 to January 18, 2005, resigned as the Company’s independent accountant.  Hein cited their additional staffing requirements necessitated by their other clients Sarbanes-Oxley reporting requirements as the reason for their resignation. Hein had audited our financial statements for the years ended December 31, 2003 and 2002.

In connection with the audit of our financial statements as of December 31, 2003 and 2002, and through the date of this Report, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Hein, would have caused them to make reference in connection with its reports to the subject matter of the disagreements. In addition, during the Company’s two most recent fiscal years and subsequent interim periods, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred.

Except as noted in the following sentence, the audit report of Hein on our financial statements as of December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty audit scope, or accounting principles. However, as disclosed in our Form 10-K for our fiscal year ended December 31, 2003, Hein in its audit report dated February 16, 2004 included an explanatory paragraph regarding Polar Molecular Holding Corporation’s ability to continue as a going concern.

In addition, effective February 10, 2005 we retained the firm of Wheeler Wasoff, P.C. to audit our financial statement for the year ending December 31, 2004. This change in independent accountants was approved by our audit committee of the Board of Directors. During the years ended December 31, 2003 and 2002, and the subsequent interim periods through February 10, 2005, we did not consult with Wheeler Wasoff, P.C. regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on our financial statements or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer has concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

During the quarter ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

While we believe our internal controls are adequate and that there are no material weaknesses, it should be noted that our disclosure controls and procedures and our internal controls will not necessarily prevent all error or fraud, and can thus not provide absolute assurance that all control issues or fraud can be detected.

ITEM 8B. OTHER INFORMATION

There were no items to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, that have not been reported.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary information concerning the Company’s directors and executive officers is set forth below. The board of directors consists of six members. The following individuals are the current directors:

Name	Age	Term Expires	Position(s)
Mark L. Nelson	58	2006	President, Chief Executive Officer and Chairman of the Board of Directors
Chandra B. Prakash, Ph.D.	70	2004	Director and Vice President
Walter Fay	85	2005	Director
Richard J. Socia	62	2006	Director
Wayne Wright	59	2006	Director
Robert MacKenzie	62	2006	Director

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

Robert J. MacKenzie was appointed as a director of the Company in November 2005.  Previously, he has served on the Board of Directors of the Polar Molecular Corporation, the wholly owned subsidiary of Polar Molecular Holding Corporation.  Mr. MacKenzie has been associated with the real estate industry since 1995.  Prior to 1995, he successfully owned and operated a restaurant for 33 years.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors of the Company oversees the Company’s corporate accounting and financial reporting process. Three directors comprise the Audit Committee: Walter Fay, Richard Socia and Robert MacKenzie. None of the members of the Audit Committee has been identified by the Company as an “audit committee financial expert,” as defined in the applicable rules of the SEC, because the Company is listed on the Pink Sheets which has no such requirement.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2004, some Section 16(a) filings are delinquent.  We anticipate that these delinquent filings will be submitted shortly and that all Section 16(a) filing requirements will be complied with.

Code of Ethics

The Company has adopted a Code of Ethics that applies to, among others, its executive officers, principal financial officer, and other persons, if any, performing similar functions.  A copy is attached as an exhibit to this document

ITEM 10.                      EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Company’s Chief Executive Officer (the “Named Executive Officer”). There were no other executive officers who received total annual salary and bonus in excess of $100,000 in the fiscal year ended December 31, 2004.

				Long-tern compensation
	Annual Compensation			Stock	Securities Underlying
	Year (1)	Salary ($)(2)	Bonus(3)	Awards ($)	Options (#)
Name and Principal Position
Mark L. Nelson	12/31/2004	200,000	100,000	—	—
President, Chief Executive Officer and	12/31/2003	150,000	—	—	300,000
Chairman of the Board of Directors	12/31/2002	112,500	—	—	—

(1) The fiscal year ended December 31, 2002 was nine months from March 31, 2002 to December 31, 2002.

(2) Salary in the following amounts has been accrued but not yet paid to Mr. Nelson for the fiscal years ending December 31, 2004 and 2003 and the nine months ended March 31, 2002, respectively: $85,544, $89,678, and $112,500.

(3) A bonus for services for 2004 was awarded by the compensation committee during 2005 but has not been paid.

Stock Option Grants and Exercises

Polar grants options to its executive officers under its Equity Incentive Plan.  As of December 31, 2004, options to purchase 5,883,333 shares were outstanding under the Incentive Plans and options to purchase 6,816,667 shares remained available for grant.

During the year end December 31, 2004, there were no option grants for the Named Executive Officer.

Aggregate Option Exercises in Fiscal Year 2005 and Year-End Option Values

The following table sets forth the number of shares of common stock covered by the stock options held by the chief executive officer of Polar as of the end of fiscal year 2004. The value of unexercised in-the-money options is based on the closing price of the common stock as reported by the Pink Sheet service on the last day of the most recent fiscal year, December 31, 2004, minus the exercise price, multiplied by the number of shares underlying the options.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-the Money Options at Fiscal Year end ($) Exercisable/Unexercisable (1)
Mark L. Nelson	—	—	365,289	—	8	—

(1)          Amounts represent the fair market value of the underlying common stock at December 31, 2004 of $0.05 per share less the exercise price.

Equity Compensation Plan Information

The following table provides certain information with respect to the Company’s equity incentive plan in effect as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Polar Equity Incentive Plan	8,183,333	$0.15	6,816,667

Employment and Termination Agreements

Mark Nelson. On March 6, 2001, Polar entered into an employment agreement with Mr. Nelson to serve as Polar’s chief executive officer and president. Under the employment agreement Polar will pay Mr. Nelson a base salary of not less than $150,000 plus additional compensation, bonuses and commissions, if any, as shall be determined in the sole discretion of the board of directors of the Company.  Mr. Nelson is entitled to participate in Polar’s present and future employee benefit plans for health, life and disability insurance.  Mr. Nelson’s employment with Polar can be terminated by the Company with or without cause. Mr. Nelson’s employment contract entitles Mr. Nelson to a seat on the Company’s board of directors.

There are no family relationships between Mr. Nelson and any of Polar’s other directors or executive officers. Except for the employment agreement described herein, there are no transactions between Polar and Mr. Nelson requiring disclosure.

Indemnification Agreements

Polar has indemnified the members of the board of directors, pursuant to which Polar has agreed to advance expenses and indemnify such persons against certain liabilities incurred in connection with their services to Polar. In the event of a proceeding brought against an indemnified person by or in the right of Polar, that person shall not be entitled to indemnification if he or she is adjudged to be liable to Polar, or if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification shall nevertheless be made by Polar in such event if, and only to the extent, determined by the Court of Chancery of the State of Delaware, or another court in which such proceeding is brought or is pending.

Compensation of Directors

The Company does not pay fees to non-employee directors of the Company for service on the Board of Directors or any of the Board’s committees. The members of the Board are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

All directors of the Company are eligible to participate in the Company’s Equity Incentive Plan. Option grants to non-employee directors are discretionary. During the fiscal year ended December 31, 2004, the Company did not grant any options to non-employee directors.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock of Polar beneficially owned as of December 14, 2005 based on 136,775,473 shares of common stock outstanding on such date by:

each director and executive officer of the Company,

each person known by Polar to beneficially own more than 5% of our outstanding common stock based upon our review of documents filed by them with the SEC and/or information available from our stock transfer agent, Computershare, with respect to the ownership of our shares of common stock.

and by all directors and executive officers as a group.

Beneficial ownership of common stock includes shares that are individually or jointly owned, as well as shares of which the individual has sole or shared investment or voting authority. Beneficial ownership of common stock also includes shares that could be purchased by the exercise of options, warrants or notes at or within 60 days of December 14, 2005.  The amounts set forth in the table as beneficially owned include shares owned, if any, by spouses and relatives living in the same home, as to which beneficial ownership may be disclaimed as set forth in the notes following the table.

Name (1)	Number of Shares		Percentage of Common Stock Ownership
Mark L. Nelson	51,472,197	(2)	37.6%
Chandra B. Prakash, Ph.D	2,089,468	(3)	1.5%
Walter Fay	2,438,842	(4)	1.8%
Richard Socia	2,729,836	(5)	2.0%
Wayne Wright	1,116,729	(6)	0.8%
Robert MacKenzie	854,543	(7)	0.6%
All Directors and Executive Officers as a group (5 persons)	51,472,197	(8)	37.6%
Voting Agreement Group	51,472,197	(9)	37.6%

(1) This table is based upon information supplied by officers, directors and principal stockholders, information provided by our stock transfer agent, Computershare, and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the address of each person in this table is c/o Polar Molecular Corporation, 4600 S. Ulster Street, Suite 940, Denver, Colorado 80237.

(2) Consists of 51,472,197 shares subject to a Voting Agreement between the Company, as successor to Polar, Mr. Nelson and certain other stockholders of the Company dated June 3, 2003, of which Mr. Nelson has sole voting power over such shares, consisting of 46,061,383 shares and options and warrants to purchase 5,410,814 shares exercisable within 60 days. This amount includes (i) 6,212,959 shares directly owned by Mr. Nelson and (ii) 365,457 shares subject to stock options held by Mr. Nelson that are exercisable within 60 days.

(3) Consists of (i) 1,502,197 shares directly owned by Mr. Prakash and (ii) 587,271 shares subject to stock options held by Mr. Prakash that are exercisable within 60 days. Mr. Prakash is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Prakash.

(4) Consists of (i) 2,338,842 shares held by the Walter A Fay Living Trust U/A 1/4/82, of which Mr. Fay is trustee and (ii) 50,000 shares subject to stock options held by Mr. Fay that are exercisable within 60 days. Mr. Fay is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Fay.

(5) Consists of (i) 2,020,180 shares directly owned by Mr. Socia, (ii) 300,000 shares subject to stock options held by Mr. Socia that are exercisable within 60 days (iii) 409,656 shares held by Debbi J. Patterson Socia, Mr. Socia’s spouse. Mr. Socia is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. Socia.

(6) Consists of (i) 916,729 shares directly owned, (ii) 50,000 shares held by the Mitchell Investment Trust, of which Mr. Wright is trustee and (iii) 150,000 shares subject to stock options exercisable within 60 days.

(7) Consists of (i) 554,543 shares directly owned by Mr. MacKenzie, (ii) 300,000 shares subject to stock options held by Mr. MacKenzie that are exercisable within 60 days.  Mr. MacKenzie is a party to the Voting Agreement between the Company, as successor to Polar, and certain other stockholders of the Company dated June 3, 2003, pursuant to which Mr. Nelson has sole voting power over all shares held by Mr. MacKenzie.

(8) Includes (i) 51,472,197 shares subject to a Voting Agreement between the Company, as successor to Polar, and certain stockholders of the Company dated June 3, 2003, consisting of 46,061,383 shares and options and warrants to purchase 5,410,814 shares exercisable within 60 days.

(9) Consists of 51,472,197 shares subject to a Voting Agreement between the Company, as successor to Polar, Mr. Nelson and certain other stockholders of the Company dated June 3, 2003, of which Mr. Nelson has sole voting power over such shares, consisting of 46,061,383 shares and options and warrants to purchase 5,410,814 shares exercisable within 60 days.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004 and 2003, the Company had accrued compensation, expenses and consulting due to certain officers and directors in the amount of approximately $189,000 and $1,283,000 respectively, which were partially offset by advances to officers and directors of approximately nothing and $341,000 respectively.  The Company also had notes payable to directors of approximately $48,000 and 137,000 as of December 31, 2004 and 2003.  The total accrued compensation is collateralized by a second priority lien on the Company’s patents.

During the year ended December 31, 2004, the Company exchanged stock for accrued wages owed to certain directors and officers and accrued consulting fees owed to certain directors.  4,642,647 shares of restricted stock were issued to officers and directors in exchange for $286,526 of accrued wages and $177,738 of accrued consulting fees.

On February 7, 2003, the Company advanced $100,000 to an officer and director in the form of a promissory note.  The note matures in February 2007 and requires annual interest payments at the rate of the prime rate plus 1%.  The note, plus accrued interest of $7,000, was paid off in May 2004.

Employment Agreements

We have entered into employment agreements with certain of our named executive officers. For the details of these agreements, please see “Employment Agreements” above.

Compensation Committee Interlocks and Insider Participation

Mark L. Nelson is a member of the Compensation Committee and also the president and chief executive officer of Polar.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.47	Letter Agreement with Transition Partners Limited dated October 24, 2003. (13)

10.48	Letter Agreement with Bolder Venture Partners dated February 9, 2004. (13)

10.49	Voting Agreement dated June 3, 2003 between Polar and the stockholders named on Schedule I thereto. (13)

10.50	Settlement Agreement and Mutual Release dated as of July 14, 2003 by and among Polar Molecular Corporation, Polar Molecular Holding Corporation, and GRQ, L.L.C. (13)

10.51	Form of Warrant Certificate for A Common Stock Purchase Warrants. (14)

10.52	Form of Warrant Certificate for B Common Stock Purchase Warrants. (14)

10.53	Debt Restructuring Agreement with Bolder Venture Partners and Transition Partners Limited dated April 1, 2004. (15)

10.54	Settlement Agreement between Polar Molecular Holding Corporation, and Holmes, Robert and Owens dated May 7, 2004. (15)

10.55	Private placement engagement letter and indemnification between Polar Molecular Holding Corporation and Dominick & Dominick dated June 30, 2004. (15)

10.56	Sixth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of August 23, 2004. (15)

10.57	Seventh Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 13, 2004. (15)

10.58	Eighth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of December 22, 2004. (15)

10.59	Private placement engagement letter and indemnification between Polar Molecular Holding Corporation and Dominick & Dominick dated February 1, 2005. (15)

10.60	Letter Agreement between Lockhart Holdings, Inc and Polar Molecular Corporation for conversion of service fees to equity, dated September 28, 2005. (15)

10.61	Settlement Agreement between Polar Molecular Holding Corporation, and Holmes, Robert and Owens dated November 30, 2005. (15)

10.62	Code of Conduct for Polar Molecular Holding Corporation’s Chief Executive Officer and Principal Accounting Officer dated December 2, 2005. (15)

21	List of Subsidiaries. (15)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (15)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (15)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to Murdock’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 106987) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on August 22, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on October 8, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Filed herewith

ITEM 14.                      AUDIT AND OTHER FEES

Wheeler Wasoff, PC served as our independent auditors for the fiscal year ending December 31, 2004. Our audit committee has selected Wheeler Wasoff, PC to be our independent auditors for the 2005 fiscal year. Ratification of the selection of Wheeler Wasoff, PC by our stockholders is not required by law, regulation or Nasdaq rules.

Representatives of Wheeler Wasoff, PC are expected to be present at the annual meeting to answer appropriate questions from the stockholders and will be given an opportunity to make a statement on behalf of Wheeler Wasoff, PC should they desire to do so. None of our directors or executive officers has any substantial interest, direct or indirect, in Wheeler Wasoff, PC.

We incurred the following fees to our auditors, Wheeler Wasoff, PC, and our former auditors Hein & Associates LLP for the fiscal years ended December 31, 2004 and December 31, 2003

Fiscal Year Ending	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total

December 31, 2003
Hein & Associates LLP	106,294	—	—	—	106,294
Wheeler Wasoff, PC	—	—	—	—	—
Total Fiscal 2003	106,294	—	—	—	106,294

December 31, 2004
Hein & Associates LLP	54,631	—	—	—	54,631
Wheeler Wasoff, PC	—	—	—	—	—
Total Fiscal 2004	54,631	—	—	—	54,631

Audit Fees

Audit fees consisted of audit and quarterly reviews of the consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 or services normally provided by our accountants in connection with statutory and regulatory filings.  All services performed by the principal accountant were performed by Wheeler Wasoff, PC or Hein & Associates LLP.

Audit Related Fees

Audit related fees for fiscal 2004 represent the aggregate fees for assurance and related services performed by our principal accountant that are reasonably related to the performance of the audit or the review of our quarterly financial statements and are not reported in audit fees described above.

Tax Fees

The Company did not obtain any tax advice and consequently, there were no tax fees paid for fiscal 2004 or 2003 to Wheeler Wasoff, PC or Hein & Associates LLP.

All Other Fees

The Company did not obtain any other services and consequently, there are no other fees paid for fiscal 2004 or 2003 to Wheeler Wasoff, PC or Hein & Associates LLP.

Audit Committee Pre-approval of Fees

The audit committee meets with the independent auditors prior to the audit to discuss the planning and staffing of the audit and to approve the proposed fee for the audit and any required special services. The audit committee is notified in advance of and pre-approves, any proposed engagement of the independent auditor to provide non-audit services to Polar. The audit committee adopted a pre-approval policy for services by its independent accountant to comply with Securities and Exchange Commission Release No. 33-8183 pursuant to which all services provided by the principal auditor are pre-approved by the chairman of the audit committee. The audit committee pre-approved all services performed by the principal accountants for fiscal year 2004 in accordance with the pre-approval policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed January 5, 2006 on its behalf by the undersigned, thereunto duly authorized.

POLAR MOLECULAR HOLDING CORPORATION

Registrant

By:
/s/ Mark L. Nelson	Date: January 5, 2006
Mark L. Nelson
Chairman, President and Chief
Executive Officer
Principal Financial and Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

By:
/s/ Mark L. Nelson	Date: January 5, 2006
Mark L. Nelson, Chairman of the Board

/s/ Walter Fay	Date: January 5, 2006
Walter Fay, Director

/s/ Chandra B. Prakash	Date: January 5, 2006
Chandra B. Prakash, Ph.D, Vice President and Director

s/ Richard J. Socia	Date: January 5, 2006
Richard J. Socia, Director

Date:
Wayne Wright, Director

CONSOLIDATED FINANCIAL STATEMENTS

As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of Polar Molecular Holding Corporation are provided in this section as follows:

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Operations – For the years ended December 31, 2004, and 2003 and the nine months ended December 31, 2002

Consolidated Statement of Changes in Stockholders’ Deficit – For the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

Consolidated Statements of Cash Flows – For the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Polar Molecular Holding Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheet of Polar Molecular Holding Corporation as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polar Molecular Holding Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered material recurring losses from operations and has a material liquidity and net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  In addition, as of December 31, 2004, the Company was in default on debt obligations totaling $1,759,000.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheeler Wasoff, PC

Denver, Colorado

November 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Polar Molecular Holding Corporation

Denver, Colorado

We have audited the consolidated balance sheet of Polar Molecular Holding Corporation as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2003 and the nine months ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polar Molecular Holding Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and the nine months ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

HEIN & ASSOCIATES LLP

Denver, Colorado

February 16, 2004

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

in thousands, except share data

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$—	$2
Accounts receivable, less allowances of $45 and $0, respectively	64	25
Prepaid expenses	9	7
Total current assets	73	34

Note receivable, officer	—	100
Deferred financing costs	—	47
Property, plant and equipment, net	12	25
Patent and trademarks, net	91	47

Total assets	$175	$253

LIABILITES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$7	$—
Accounts payable	1,201	1,507
Accrued payroll and payroll taxes	757	1,002
Other accrued liabilities	865	667
Deposits	126	142
Current portion of long term debt, and notes with no stated maturity	1,800	1,386
Current portion of capital lease obligation	—	6
Total current liabilities	4,756	4,710

Long term debt	150	—

Commitments and contingencies (Notes 3 and 6)

Stockholders’ deficit
Preferred stock, undesignated, 50,000,000 shares authorized for total preferred stock, none outstanding
Commn stock - $0.01 par value, 200,000,000 shares authorized, 125,490,617 and 96,021,045 shares issued and outstanding	1,255	960
Additional paid-in capital	18,960	15,211
Common stock warrants	—	1,180
Deferred stock based compensation	—	(57)
Treasury stock, 250,000 shares at cost	(94)	(94)
Accumulated deficit	(24,852)	(21,657)
Total stockholders’ deficit	(4,731)	(4,457)

Total liabilities and stockholders’ deficit	$175	$253

See accompanying notes to these consolidated financial statements

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

in thousands, except share data

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Revenues:
Product sales	$156	$66	$55
Royalties	252	350	129
Total revenues	408	416	184

Operating expenses:
Cost of product sales	44	50	52
Salaries	763	332	540
Travel and entertainment expenses	111	52	50
General and administrative	1,384	1,662	616
Allowance for advances to merger candidate	—	45	270
Expenses related to stock and option grants for services	881	1,095	23
Amortization and depreciation	18	68	59
Total operating expenses	3,201	3,304	1,610

Loss from operations	(2,793)	(2,888)	(1,426)

Other income (expense)
Interest expense	(408)	(431)	(167)
Interest income	7	—	—
Other income (expense)	(1)	—	1
Total other income (expense)	(402)	(431)	(166)
Net loss	$(3,195)	$(3,319)	$(1,592)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.03)

Basic and diluted weighted average common share outstanding	115,248,000	72,557,000	50,313,000

See accompanying notes to these consolidated financial statements

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

in thousands, except share data

			Additional				Deferred
	Common Stock		Paid-in		Treasury	Accumulated	Stock-based
	Shares	Amount	Capital	Warrants	Stock	Deficit	Compensation	Total
Balances, March 31, 2002	49,394,796	$494	$13,176	$—	$—	$(16,746)	$(11)	$(3,087)
Stock issued with debt	470,080	5	5	—	—	—	—	10
Stock issued for interest and extension of notes	745,789	7	9	—	—	—	—	16
Stock issued for services	261,158	3	3	—	—	—	—	6
Warrants issued with debt	—	—	10	—	—	—	—	10
Stock options granted to employees and consultants	—	—	11	—	—	—	(8)	3
Net loss	—	—	—	—	—	(1,592)	14	(1,578)

Balances, December 31, 2002	50,871,823	509	13,214	—	—	(18,338)	(5)	(4,620)
Shares issued in connection with merger	18,594,122	186	(2,909)	1,051	(94)	—	—	(1,766)
Stock issued for services	8,206,626	82	958	—	—	—	—	1,040
Stock cancelled	(1,920,625)	(19)	19	—	—	—	—	—
Stock issued for interest	702,640	7	9	—	—	—	—	16
Stock options exercised	7,643,828	76	1,330	—	—	—	—	1,406
Conversion of notes	11,422,631	114	2,465	—	—	—	—	2,579
Stock options granted to employees and consultants	—	—	80	129	—	—	(52)	157
Sale of common stock	500,000	5	45	—	—	—	—	50
Net loss	—	—	—	—	—	(3,319)	—	(3,319)

Balances, December 31, 2003	96,021,045	960	15,211	1,180	(94)	(21,657)	(57)	(4,457)
Stock issued for services	1,785,312	18	178	—	—	—	—	196
Stock issued for interest	41,425	—	166	—	—	—	—	166
Warrant expiration	—	—	1,180	(1,180)	—	—	—	—
Warrants exercised	6,385,889	64	105	—	—	—	—	169
Conversion of notes	1,202,500	12	108	—	—	—	—	120
Stock granted to employees and consultants	9,511,016	95	1,355	—	—	—	—	1,450
Amortization of stock options previously granted	—	—	—	—	—	—	57	57
Sale of common stock	8,972,001	90	573	—	—	—	—	663
Gypsy exchange for retirement of debt	1,571,429	16	84	—	—	—	—	100
Net loss	—	—	—	—	—	(3,195)	—	(3,195)

Balances, December 31, 2004	125,490,617	$1,255	$18,960	$—	$(94)	$(24,852)	$—	$(4,731)

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

in thousands

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Nine Months Ended December 31, 2002
Cash flows from operating activities:
Net loss	$(3,195)	$(3,319)	$(1,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	68	59
Allowance for advances to merger candidate	—	45	270
Common stock and warrants issued for interest	166	16	20
Common stock and options issued for services	1,769	1,197	19
Amortization of debt discount and issuance cost	47	18	8
Amortization of deferred stock based compensation	57	—	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	(11)	20
Inventory	—	9	—
Prepaid expenses	(2)	(7)	—
Other assets	47	(47)	—
Bank overdraft	7	—	—
Accounts payable	12	881	15
Deferred revenue	—	(340)	(129)
Accrued liabilities	(8)	725	291
Net cash used in operating activities	(1,121)	(765)	(1,019)

Cash flows from investing activities:
Patent additions	(45)	—	(30)
Purchase of equipment	(3)	(2)	(16)
Advance to officer	100	(100)	—
Net cash used in investing activities	52	(102)	(46)

Cash flows from financing activites:
Cash received from note borrowings	294	401	1,145
Cash payments on note borrowings	(53)	(3)	—
Cash paid on capital lease	(6)	(12)	(7)
Cash received from sale of common stock	663	50	—
Cash received in merger	—	4	—
Proceeds from options and warrants exercised	169	356	—
Net cash provided by financing activities	1,067	796	1,138
Increase (decrease) in cash	(2)	(71)	73

Cash, beginning of period	2	73	—
Cash, end of period	$—	$2	$73

See accompanying notes to these consolidated financial statements.

			For the Nine
	For the Year Ended	For the Year Ended	Months Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Supplemental cash flow information
Cash payments for:
Interest	$10	$—	$18
Income taxes	—	—	—

Non-cash financing activites:
Conversion of services to stock	1,450	—	—
Conversion of notes payable to stock	120	2,084	—
Conversion of accrued interest to stock	166	409	—
Conversion of accounts payable to stock	318	86	—
Stock put to company for notes payable	(243)	—	—
Advances to merger candidate	—	(607)	(270)
Assumption of liabilities with merger	—	1,207	—

See accompanying notes to these consolidated financial statements.

POLAR MOLECULAR HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002

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

The Company markets its proprietary petroleum additives for use in crude and refined petroleum products.  85% of the Company’s revenues currently originate from two customers and 100% of the Company’s royalties currently originate from one customer.  All revenues and royalties are currently generated within the United States.

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

Accounts Receivable – Trade receivables consist of uncollateralized customer obligations due under normal trade terms, generally requiring payment within 30 days of the invoice date.  Past due receivables do not bear interest.  Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectable.

A provision for uncollectible accounts of $45,000 was recorded at December 31, 2004.  No provision for uncollectible accounts was recorded at December 31, 2003. The provision for uncollectible accounts was the only bad debt recognized by the company during the year ending December 31, 2004.  The Company did not recognize any bad debts in the year ending December 31, 2003 or the nine months ended December 31, 2002.

Inventories – Inventories consist primarily of packaging materials and finished products.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  There were no inventories on hand at December 31, 2004 or December 31, 2003.

Income Taxes – The Company accounts for income taxes under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date.  Deferred tax expense represents the change in the deferred tax asset/liability balance.  Because of the Company’s continued net losses, there are no liabilities accrued for income taxes and there is a valuation allowance for the full amount of the deferred tax asset based upon the Company’s estimate that the net loss carryforwards will expire before they are utilized.

Property and Equipment – Property and equipment is stated at cost.  Depreciation is computed principally using the double declining balance method over 5 to 7 years.

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are expensed as incurred.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings as other income (expense).  Property and equipment consists of the following:

	December 31, 2004	December 31, 2003

Machinery and equipment	$99,000	$96,000
Furniture and fixtures	14,000	14,000
Property and equipment before depreciation	113,000	110,000
Less accumulated depreciation and amortization	(101,000)	(85,000)

Property and equipment, net	$12,000	$25,000

Depreciation expense for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002 was $17,000, $15,000, and $16,000, respectively.

Revenue Recognition – The Company recognizes revenue as its products are sold, delivery has occurred, collectibility is reasonably assured, and the Company’s obligations related to the product are substantially complete.

Product Sales – Product sales include the amounts charged for products shipped to customers, plus the freight charges to ship the product from the manufacturer to the customer.  Depreciation expense is not included with product costs.

Royalties – Royalties are recognized when the customer reports actual sales or usage.  Royalties are associated with one royalty agreement with Business Access Group, a subsidiary of Alticor.  Formerly, Alticor was known as Amway Corporation.

Deferred Revenue – Deferred revenue consists of sales which were billed and cash received in advance.  Deferred revenue is being recognized based on subsequent sales as reported by the customer.  As of December 31, 2004 and 2003 all advanced billings had been earned.

Deferred Financing Costs – Costs incurred in connection with obtaining debt or obtaining extensions are capitalized as deferred financing costs and are amortized to interest expense over the life of the related debt or extension. As of December 31, 2004 the Company had no deferred financing costs.  As of December 31, 2003 the company had $47,000 of deferred financing costs.  The Company recognized $47,000 and $3,000 of amortization expense related to deferred financing costs for the years ended December 31, 2004 and 2003, respectively.

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

Significant estimates include the life and realization of the Company’s capitalized costs associated with its patents and determination of the fair value of stock options and warrants, valuation of deferred tax assets, and evaluation of legal proceedings (see the litigation section of Note 6, “Commitments and Contingencies”, for a discussion related to our estimates for litigation).  Due to lack of capital to adequately market its product, the limited market for the Company’s stock, and other uncertainties it is reasonably possible these estimates could materially change in the next year.

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

	Year Ended December 31, 2004	Year Ended December 31, 2003	Nine Months Ended December 31, 2002
Expected volatility	470%	253%	100%
Risk-free interest rate	3.5%	3.4%	3.1 - 4.5%
Expected dividends	—	—	—
Expected term (in years)	5	5	2 - 4

	Year Ended December 31, 2004	Year Ended December 31, 2003	Nine Months Ended December 31, 2002
Net loss, as reported	$3,195,000	$3,319,000	$1,592,000
Pro forma stock compensation expense	10,000	642,000	—
Employee stock compensation under the intrinsic method	—	(3,000)	—

Pro forma net loss	$3,205,000	$3,958,000	$1,592,000

Net loss per share, basic and diluted, as reported	$(0.03)	$(0.05)	$(0.03)
Pro forma stock compensation expense	—	(0.01)	—
Employee stock compensation under the intrinsic method	—	—	—

Pro forma net loss per basic and diluted share	$(0.03)	$(0.06)	$(0.03)

Loss Per Share – Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings per Share.  Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Common stock equivalents, which are comprised of options, warrants and convertible notes to purchase or convert into 32,614,759, 30,332,013, and 18,740,143 shares of common stock as of December 31, 2004, December 31, 2003 and December 31, 2002, respectively, have been omitted from earnings per share because the inclusion would be anti-dilutive.  Basic and diluted EPS were the same for the years ended December 31, 2004, and December 31, 2003 and the nine months ended December 31, 2003.

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

Fair Value of Financial Instruments – The Company estimates that the fair value of all of its financial instruments approximates the carrying value.  The Company’s financial instruments consist of notes payable and accounts receivable.

Research and Development Costs – These costs are expensed as incurred.  Research and development related expenses were approximately $0, $62,000 and $11,000 for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, respectively.

Trademarks and Patents – Trademarks and patents consist of legal costs incurred to obtain the Company’s trademark and patents.  Patents are being amortized over 17 years.

Advertising – The Company expenses advertising costs as incurred.  As the Company does not advertise, we incurred no advertising expense in the years ended December 31, 2004 and 2003 and the nine months ending December 31, 2002.  Marketing related expenses were approximately $42,000, $68,000, and $27,000 for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, respectively.

Reclassification – Certain 2003 amounts have been reclassified to conform to 2004 presentation.  This reclassification has no impact on net loss.

Recently Issued Pronouncements – There are no new accounting pronouncements that have not been implemented that would have a significant effect on the financial condition or results of operations as reported.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently does not consolidate any entities under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to APB Opinion 29, “Accounting for Nonmonetary Transactions.” SFAS 153 eliminates certain differences in the guidance in APB Opinion 29 as compared to the guidance contained in standards issued by the

International Accounting Standards Board. The amendment to APB Opinion 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005.  As disclosed in Note 1 of notes to the consolidated financial statements, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net loss would have increased by approximately $10,000, $639,000 and $0 for fiscal 2004, 2003 and 2002, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.  As there are no financial covenants under our debt agreements the implementation of SFAS No. 123R will not result in any technical violations of these agreements.

In May 2005, the FASB issued SFAS 154. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Company does not believe the adoption of this pronouncement will have a material impact on the financial statements.

3.                             CONTINUED OPERATIONS:

At December 31, 2004, the Company had a working capital deficit of $4,683,000, shareholders’ deficit of $4,731,000, and has incurred significant losses from operations since its inception. In addition, as of December 31, 2004, the Company was in default on debt obligations totaling $1,759,000.  These factors indicate substantial doubt about the Company’s ability to continue operations as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue operations. The Company has taken the following steps to improve its operations:

As the first step in the Company’s business strategy to sell DurAlt® FC to major oil and additive companies for bulk treatment of gasoline worldwide, in September 2001 the Company entered into a Marketing Agreement with TFEA, a business unit of TotalFinaELF (TFE), pursuant to which the Company has agreed to create and market a combined fuel additive package consisting of its DurAlt® FC and TFEA’s gasoline and diesel detergent additives.  The agreement targets potential sales for the combined additive package in Europe, North and South America, Asia and Africa.  Although the Company is optimistic regarding the prospects associated with this agreement, the Company has not received a purchase order under this agreement.

In addition to marketing to major oil and additive companies, the Company is marketing its products to secondary markets, defined as fleet and marine operators and industrial and utility plants.  In that regard, in August 2003, the Company signed an exclusive worldwide distribution agreement with Lockhart Chemical Company, which provides Lockhart with a limited license to manufacture the product for sales under the contract and requires Lockhart to pay a royalty to the Company of approximately $7.00 per gallon sold.  The Company has not yet received any royalties under this contract.

The Company continues to market its product through a 1995 license agreement with Alticor, the parent of Amway Corporation, Access Business Group and Quixtar.  As the result of the recent escalation in fuel prices, sales of the Company’s products have increased through this channel. The Company is also negotiating with Alticor in an attempt to expand the distribution of the product to other countries under a new agreement.

The Company continues to negotiate with other potential partners and distributors to access additional channels of distribution and new markets.

4.                             PATENTS:

In February 1993, PMC entered into bankruptcy.  When it emerged in December of 1994, PMC qualified for fresh start accounting.  The patents were assigned $325,000 of the reorganizational value.  Upon emergence from bankruptcy, PMC began to amortize the cost over the average remaining life of all its patents at the reorganization date, which was 9 years.  PMC capitalized an additional $167,000 of legal costs incurred through December 31, 2004 relating to the existing patents and new patents which combine DurAlt with various gasoline detergent chemistries.  These costs are also being amortized over their estimated remaining useful life.

The Company recorded amortization $1,000, $58,000 and $48,000 for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, respectively.  The Company evaluates the realizability of its patents based on estimated cash flows to be generated from such assets.  To the extent impairment is identified, the Company will recognize a write-down of the related assets. To date, no impairment has been identified.

The patents are encumbered by liens in favor of certain note holders, consultants and employees and officers. As of December 31, 2004, the total amount of indebtedness covered by such liens was approximately $1.8 million.

5.                             RELATED PARTY TRANSACTIONS:

As of December 31, 2004 and 2003, the Company had accrued compensation, expenses and consulting due to certain officers and directors in the amount of approximately $189,000 and $1,283,000, respectively, which were partially offset by advances to officers and directors of approximately $0 and $341,000, respectively.  The Company also had notes payable to directors of approximately $48,000 and $137,000 as of December 31, 2004 and 2003, respectively.  The total accrued compensation is collateralized by a second priority lien on the Company’s patents.

During the year ended December 31, 2004, the Company exchanged stock for accrued wages owed to certain directors and officers and accrued consulting fees owed to certain directors.  A total of 4,642,647 shares of restricted stock were issued to officers and directors in exchange for $286,526 of accrued wages and $177,738 of accrued consulting fees.

On February 7, 2003, the Company advanced $100,000 to an officer and director in the form of a promissory note.  The note matures in February 2007 and requires annual interest payments at prime rate plus 1%.  The note, plus accrued interest of $7,000, was paid in May 2004.

6.                             COMMITMENTS AND CONTINGENCIES:

Operating Leases – The Company is leasing office space in Denver, Colorado.  The lease expires in June 2007.

Future minimum lease payments under operating leases are as follows:

Years ending December 31,	Amount
2005	$29,000
2006	29,000
2007	13,000
2008	—
2009	—
Therafter	—

Total future minimum lease payments	$71,000

The table, as presented above, includes only the non-cancelable portion of our lease as we are only obligated for that term. Our lease also contains a provision that requires the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect these additional amounts as they are variable expenses subject to fluctuations with no minimum payments.

Total rent expense for office space and equipment was $65,000, $62,000 and $50,000 for the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, respectively.

Tax Contingencies

From time-to-time, the Company has been party to various assessments of taxes, penalties and interest from federal, state and local agencies. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed our estimates.

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others.  A number of such claims may exist at any given time. Other than the matters described below, the Company is currently not a party to any litigation that management believes could have a material adverse effect on the Company’s consolidated financial position or results of operations.

In May 2003, the Company received demands from two former Polar employees seeking back wages, unpaid consulting fees, shares of the Company’s stock and contractual claims.  The Company responded to these demands in May 2003 and has not received any further communication from the former employees or their attorneys.  The Company believes that the outcome of these disputes will not have a material adverse effect on the Company’s financial condition.

In January 2004, a former Murdock employee demanded an unspecified amount for wages claimed to be due and unpaid as a result of his employment with Murdock.  The Company has not determined the validity of the claim and believes that the any amounts owed are included in the liabilities assumed when Polar merged with Murdock.  The Company believes that the outcome of this dispute will not have a material adverse effect on the Company’s financial condition.

The Company was notified in 2004 of arbitration claims filed by a former small distributor, PowerRight Holdings Limited (or “PowerRight”) against both the Company and against Everbest Products, Inc. (or “Everbest”) pursuant to an Exclusive Distribution Agreement (or the “Agreement”) entered into by the three parties.  After entering into the Agreement, PowerRight’s first and only order was 12 drums of DurAlt purchased from Everbest, packaged in 2 ounce bottles and sold by PowerRight from a small retail outlet. PowerRight accepted the product delivered and confirmed its satisfactory performance. The product was manufactured by Lockhart Chemicals (or “Lockhart”), the Company’s contract manufacturer, who is responsible for producing product to the Company’s specifications and quality requirements. Subsequently, PowerRight attempted to negotiate with the Company for expanded exclusive distribution rights including oil companies throughout Asia.  When the Company refused this request, PowerRight then claimed that the product it had received and subsequently sold did not meet the Company’s quality requirements. Lockhart asserts the product was produced to the Company’s quality and specifications requirements, but offered to replace the product and PowerRight refused. PowerRight unilaterally terminated the Agreement, and is now claiming damages in excess of $41 million, primarily for future lost profits under the now terminated Agreement. The Company believes that all of the claims of PowerRight are without any factual basis, lack any legal merit, and are in retaliation for the Company’s refusal to expand PowerRight marketing rights. Everbest has filed damage claims against PowerRight for failure to perform under the Agreement. The Company has also filed a counter claim against PowerRight seeking damages for failing to perform under the Agreement, for costs of defending against PowerRight’s claims, and for violations by PowerRight of Polar’s trademark and intellectual property rights.

In preparation for arbitration scheduled for August 2005, all parties presented depositions. However, PowerRight failed to respond to interrogatory questions and requests for documents made by Polar prior to the depositions. The counsel for PowerRight requested a continuance of the arbitration for 90 days to permit the parties to explore a settlement.  Although the continuance was granted, PowerRight did not negotiate in good faith.  Instead, on October 14, 2005, the counsel for PowerRight submitted a settlement proposal to Polar and Everbest that was not satisfactory to either Polar or Everbest.

It is Polar’s belief, and our attorneys concur, that we have meritorious defenses to the claims of PowerRight, and that Polar has damage claims against PowerRight that are meritorious.  Although it is possible that PowerRight may prevail on one or more of its claims, it is our opinion, and our attorneys concur, that it is more likely than not that the arbitrator will find in favor of Polar rather than PowerRight.  As part of the arbitration process, payment was required to be made to the arbitrator by both parties by November 20, 2005.  Since payment to the arbitrator was not made by either party, the arbitration may be dismissed.  If the arbitration is dismissed PowerRight may or may not pursue its claims in Federal or State court.  However, the contract between PowerRight, Everbest Products and Polar require that all disputes under the contract be resolved by binding arbitration.  The Company does not anticipate that the outcome of this matter will have a material impact on the Company’s financial position.

In June 2005, Polar was served with a complaint alleging that Polar owes $500,000 plus interest and attorney fees due under a promissory note dated June 30, 2003 allegedly signed by Murdock Communications Company and Polar Molecular Holding Corporation payable to Republic Credit Corporation.  The note was signed by Wayne Wright, who was appointed by Murdock Communications to Polar’s Board of Directors.  Wright had no authority to execute a promissory note for Polar Molecular Holding Corporation.  The note was not disclosed to Polar and Polar received no benefits associated with the execution of the note.  Polar is vigorously contesting the claims of Republic in this lawsuit and has filed a third party complaint against Wright who signed the loan document without authority, and against Thomas Berthel, a controlling shareholder of Murdock Communications, and Berthel Fisher, the brokerage firm that was a paid consultant for Murdock Communications in the merger with Polar.  Polar believes, and our attorneys concur that the Company has meritorious defenses to the claims of Republic.  Further, Polar and it’s attorneys believe that the Company has meritorious claims in the third party complaint which would require Wright, Berthel and Berthel Fisher to pay any amounts due Republic.  This matter is currently set to commence in Denver District Court in March 2006.  At this time, no discovery has occurred by either party.  The note is recognized as a liability by the Company in the amount of $500,000 in fiscal 2003.

7.                             SIGNIFICANT CUSTOMERS:

Sales to customers vary significantly from year to year.  The following table sets forth the percentage of product sales each year for customers whose sales are 10% or greater of total product sales, in the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002:

Customer	2004	2003	2002

Egan’s Pit Stop	0.9%	1.1%	22.7%
Everbest Products, Inc.	46.6%	—	70.1%
ValvTect Petroleum Products	38.4%	78.2%	—
All Others	14.1%	20.7%	7.2%

8.                             DEBT:

The Company has the following debt at December 31, 2004 and 2003:

	2004	2003
Bridge loan, collateralized by patents, interest at 15% originally payable on December 31, 2003. Final maturity had been extended to June 30, 2004. The Company is currently in default of the terms of the note.	$549,000	$649,000

Note payable, unsecured, interest at 7% per annum, payable July 14, 2004. The Company is currently in default of the terms of the note. The Company is currently contesting the validity of this note (see Note 6).	500,000	500,000

Note payable, unsecured, no interest, payable monthly beginning June 1, 2004. The Company is currently in default of the terms of this note.	543,000	—

Note payable, collateralized by royalty payments. Interest only payments of $6,000 payable quarterly as of November 1, 2004. The noteholder has the option to convert their interest into 1,500,000 shares of Polar common stock at anytime during the assignment.	150,000	—

Notes payable, unsecured, interest at 12% per annum, which matured in December 2001 and are currently in default, issued with 271,670 shares of common stock resulting in an original discount of approximately $11,000 that is fully amortized.	30,000	30,000

Note payable, unsecured, interest at 12% per annum, which matured in January 2004. During the year ended December 31, 2004, the notes were converted to 1,041,425 shares of common stock, which included $4,000 of accrued interest expense.	—	100,000

Notes payable upon completion of bridge financing with interest payable at prime +1%.	40,000	40,000

Assorted notes payable in denominations of $5,000 to $25,000, unsecured. The majority of the notes have terms of less than one month. The notes bear interest at fixed dollar amounts. The Company is currently in default of the terms of these notes.	137,000	67,000

Total	1,949,000	1,386,000

Less: Current portion	1,799,000	1,386,000

Debt, net of current portion	$150,000	$—

As of December 31, 2004, the Company is in default of various notes payable in the total amount of $1,759,000.  As of December 1, 2005, the Company had not cured these defaults nor has the Company obtained waivers related to these defaults.  All of the notes payable are short term with the exception of the $150,000 note collateralized with by royalty payments.  The following debt payments are due by year:

Years ending December 31,	Amount
2005	$1,799,000
2006	—
2007	—
2008	—
2009	—
Thereafter	150,000

Total future debt payments	$1,949,000

9.                             STOCKHOLDER’S EQUITY:

Common Stock – In the year ended December 31, 2004, 8,972,001 shares of common stock were sold.  Proceeds from the sale of this stock were $663,000.  As part of this sale of stock, 6,472,000 shares were sold as part of a unit with two warrants.  The warrants provide the holder the ability to purchase a share of Polar common stock at $0.10 per share for a two year period.  However, the warrant exercise period may accelerate if certain share price thresholds are achieved.

In the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, there were 41,425, 702,640 and no shares of common stock, respectively, issued for the payment of $166,000, $16,000 and $0, of interest, respectively.

In the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, 6,385,889, 7,643,828, and no shares, respectively, were issued for the exercise of warrant and stock options.  Proceeds for the exercises totaled $169,000, $1,406,000 and nothing, respectively.  Of these, 4,696,961 shares were issued on a cashless basis resulting from the exchange of warrants.

In the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, 11,296,328, 8,206,626 and 261,158 shares, respectively, were issued to officers, directors, consultants and vendors for services valued at $1,646,000, $1,040,000 and $6,000, respectively.  In the year ended December 31, 2003, 1,920,625 shares previously granted were forfeited back to the Company.  The weighted average grant date fair value of the common stock was $0.15 for the year ended December 31, 2004 and $.13 for the year ended December 31, 2003.  Compensation expense was calculated based on the quoted market price on the grant date or, prior to the merger, the fair value as determined by an independent valuation.

In the years ended December 31, 2004 and 2003 and the nine months ended December 31, 2002, 1,202,500, 11,422,631 and no shares of common stock were issued for conversion of $120,000, $2,579,000 and $0 of notes payable and accrued interest, respectively.  On December 6, 2004, the recipient of 1,357,500 shares of Polar stock, that were granted in fiscal 2004, put the stock back to the company at $0.20 per share per the terms of their original settlement agreement.  The Company incorporated the value of those shares into a $243,000 note payable to this vendor.

In the year ended December 31, 2004, an investor acquired 1,428,572 shares of registered stock by forfeiture from certain shareholders.  In return for the acquisition of these registered shares, the investor paid $100,000 to Affiliated Financial to pay off a portion of the Company’s debt.  Simultaneously, the Company issued 1,571,429 shares of unregistered stock in a “gypsy exchange” to the shareholders who forfeited their registered shares.

Preferred Stock – The Company has authorized the issuance of a total of 50,000,000 shares of undesignated preferred stock.  As of December 31, 2004, no shares have been designated or issued.

Treasury Stock – As of December 31, 2004, the Company owned 250,000 shares of treasury stock.  The treasury stock is valued at cost and increase stockholder’s deficit by approximately $94,000.  During the year ended December 31, 2004, there was no change in the amount of treasury stock owned by the Company.

Anti-Dilution Agreement – In 1996, the Company sold 130,578 shares of its common stock for $1.91 a share in a private placement to a limited liability company (LLC). The Company granted the LLC a right of first refusal to participate in any future private placements of the Company’s common stock prior to any public offering. In addition, if the Company agreed that if it sold shares below $1.91, it would be required to issue shares at a cost sufficient to preserve the ownership of the Company by the LLC. In fiscal 1999, the Company issued 33,159 shares under this provision. Upon closing of the Merger in 2003, the Company issued 440,181 additional shares under the anti-dilution provision, plus $15,000, to settle a claim by the LLC.  This Agreement terminated in fiscal 2003 and there are no additional shares to be issued under this Agreement.

Stock Warrants – The following is a table of warrants issued during the nine months ended December 31, 2002; the years ended December 31, 2003 and 2004:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, March 31, 2002	10,269,258	$0.63
Warrants granted	5,729,594	0.25
Warrants granted	335,082	0.60
Warrants granted	496,198	0.00

Outstanding, December 31, 2002	16,830,132	0.48
Warrants granted	1,870,629	0.21
Warrants granted	1,762,800	0.02
Warrants granted	32,152	0.60
Warrants granted	2,334,528	0.16
Warrants granted	350,000	0.10
Warrants assumed in merger	12,096,854	2.41
Warrants exercised	(7,511,653)	0.21
Warrants expired	(1,866,762)	0.70

Outstanding, December 31, 2003	25,898,680	1.35
Warrants granted	1,500,000	0.07
Warrants granted	18,417,850	0.10
Warrants granted	166,666	0.13
Warrants granted	2,564,211	0.15
Warrants granted	166,666	0.26
Warrants granted	166,668	0.39
Warrants exercised	(6,385,889)	0.10
Warrants forfeited in cashless exercise	(4,696,961)	0.10
Warrants expired	(10,583,132)	2.18

Outstanding, December 31, 2004	27,214,759	0.49

In the years ended December 31, 2004, and December 31, 2003, and the nine months ended December 31, 2002, 1,000,000, 2,334,528 and no options and warrants were granted at the market price of the Company’s stock, respectively.  20,148,727, 2,112,800, and 496,198 options and warrants were granted below the market price of the Company’s stock, respectively.  And the remaining 1,833,334, 1,902,781, and 6,064,676 options and warrants were at or above the market price of the Company’s stock, respectively.  At December 31, 2004, 24,124,336 options and warrants were exercisable with a weighted average exercise price of $0.42.

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

The following is a table of non-qualified options issued under this the Equity Incentive Plan through the year ended December 31, 2004:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	—	$—
Non-qualified options granted	133,333	0.23
Non-qualified options granted	4,300,000	0.17

Outstanding, December 31, 2003	4,433,333	0.17
Non-qualified options granted	500,000	0.17
Non-qualified options forfeited	(50,000)	0.17
Non-qualified options granted	1,000,000	0.05

Outstanding, December 31, 2004	5,883,333	0.15

At December 31, 2004, 5,383,333 options granted under the Equity Incentive Plan were exercisable and 500,000 were not exercisable as they were not vested.  All options granted were at the market price of the Company’s common stock on the day of the grant.

In fiscal 2003, in addition to the options granted, the Company issued stock bonuses to certain officers, directors and employees totaling 2,850,000 shares, of which 1,350,000 shares were later forfeited and either exchanged for options or a future grant of stock.  The market price of the Company’s common stock on the date of grant was $0.17.  Accordingly, the Company recorded compensation expense in the amount of $485,000 in the year ended December 31, 2003.

The following table sets forth the shares available for future grants under the Plan as of December 31, 2004:

Total shares approved	15,000,000
Non-qualified options granted	(4,433,333)
Stock bonus awards	(1,500,000)

Shares available, December 31, 2003	9,066,667

Forfeiture of previously granted stock	50,000
Forfeiture of previously granted non-qualified option	50,000
Options award exchanged for stock	(500,000)
Stock surrendered for option award	500,000
Stock bonus awards	(1,350,000)
Options granted	(1,000,000)

Shares available, December 31, 2004	6,816,667

The following table summarizes information about all warrants and options outstanding as of December 31, 2004:

			Outstanding Warrants/Options			Exercisable Warrants/Options
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.001	to	$0.10	13,982,586	4.6	$0.08	13,482,586	$0.08
$0.11	to	$0.30	10,287,084	3.8	0.16	7,196,662	0.17
$0.31	to	$0.60	4,989,205	3.3	0.34	4,989,205	0.34
$0.61	to	$1.00	744,936	0.8	0.88	744,936	0.88
$1.01	to	$1.50	1,184,804	0.3	1.32	1,184,804	1.32
$1.51	to	$2.00	38,409	0.1	1.53	38,409	1.53
$2.01	to	$3.00	1,371,068	0.1	2.19	1,371,067	2.19
$3.01	to	$3.50	500,000	4.5	3.50	500,000	3.50

			33,098,092	3.7	$0.35	29,507,669	$0.38

10.                               Income Taxes:

Deferred tax assets and (liabilities) were comprised of the following (in 000’s):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$6,010	$4,700
Accrued expenses	312	400
Merger related expenses	588	—
Stock option	145	20

Total deferred tax assets	7,055	5,120

Less valuation allowance	(7,052)	(5,120)

Net deferred tax assets after valuation allowance	3	—

Deferred tax liabilities:
Patents	(3)	—

Total deferred tax liabilities	(3)	—

Net deferred tax asset	$—	$—

The income tax expense (benefit) is comprised of the following (in 000’s):

	Fiscal year ended:		Nine months ended:
	December 31, 2004	December 31, 2003	December 31, 2002
Current tax expense (benefit):
Federal	$(883)	$(778)	$(182)
State	(80)	(93)	(20)

Total	(963)	(871)	(202)

Deferred tax expense (benefit):
Federal	883	778	182
State	80	93	20

Total	963	871	202

Income tax expense (benefit):	$—	$—	$—

The following is a reconciliation of income taxes at the federal statutory rate of 34% to the Company’s income tax expense (benefit) (in 000’s):

	Fiscal year ended:		Nine months ended:
	December 31, 2004	December 31, 2003	December 31, 2002

Income tax provision computed at statutory federal income tax rates	$(1,086)	$(1,128)	$(541)
Non-deductible costs	23	754	10
Increase (decrease) in valuation allowance	1,932	448	550
State income tax provision, net of federal benefit	—	(101)	(48)
Other, net	(869)	27	29

Income tax expense (benefit)	$—	$—	$—

All income from continuing operations and related income tax expense was attributable to domestic operations. As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $16.2 million expiring at various dates through 2024.  These operating loss carryforwards are likely to be subject to Internal Revenue Code Section 382 limitations due to previous changes in the ownership structure of the corporation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal 2004, the Company continued to recognize a valuation allowance for the entire amount of the deferred tax asset as it is more likely than not that some portion or all of the deferred tax asset will not be realized due to the continued generation of income tax losses by Polar.

11.                               SUBSEQUENT EVENTS: (unaudited)

Notes Payable

In January 2005, the Company borrowed $150,000 and assigned $6,000 of their quarterly right, title and interest in and to the quarterly Amway royalty payments.  The assignment calls for a quarterly payment of $6,000 for a period of ten years.  At anytime during the assignment, the assignee can convert their interest into 1,500,000 shares of the Company’s common stock.

During the period of January 2005 through October 2005, the Company entered into numerous notes payable with current stockholders.  The Company borrowed approximately $155,000 and paid approximately $85,000 during this period to current stockholders.  The Company also reissued a note to a stockholder for an earlier note plus interest.  All of these notes were short term notes and included interest payments plus the issuance of shares of stock.

In November 2005, the Company reached a settlement agreement with its former attorney, Holme, Roberts and Owen LLP (“HRO”). Per the settlement agreement, HRO will accept as full settlement of the Company’s $543,000 liability to HRO the payment of $108,600 in cash and the issuance to HRO of a warrant to purchase at a price of $0.10 per share a total of 2,710,00 shares of Polar common stock.  The warrant shall be exercisable at any time from the date of its issuance through the five year anniversary of such issuance date.  The warrant can be exercised on a cashless basis.  The payment of $108,600 shall be the date that Polar has earned net profits and raised capital equal to an amount sufficient to retire Polar’s current obligation to Affiliated Investments, LLC in full plus $300,000.

In November 2005, the Company issued a $19,000 note payable bearing interest at 9% in exchange for past due invoices payable to their former independent registered public accounting firm, Hein & Associates.  The note requires monthly payments of $1,500.

Stock sales

In June 2005, the Company issued 1,400,000 unregistered shares for $60,000.

In July 2005, the Company issued 205,400 unregistered shares for $10,270.

Stock issued for services

In March 2005, the Company issued 1,000,000 unregistered shares to a financial advisor related to a contractual obligation of the Company.

In September 2005, the board approved the issuance of 1,267,602 of unregistered shares of common stock for the satisfaction of a vendor payable in the amount of $68,000.

In May 2005, the Company issued unregistered 75,000 shares to a consultant related to a contractual obligation of the Company.

In October 2005, the Company issued unregistered 533,332 shares to an investor relations firm in exchange for services valued at $26,667.

Stock issued for note receivable

In January 2005, the Company issued 1,000,000 unregistered shares to a consultant in exchange for a $70,000 note.  The note bears interest at 3.85%.  The note plus interest is due on January 9, 2006.

Stock issued along with notes payable

Between January and March 2005, the Company issued 424,000 unregistered shares along with notes payable in the amount of $132,000.  All of the notes were of a short term nature.

In May 2005, the Company issued 520,000 unregistered shares related to a $10,000 loan that originated in November 2001.

In November 2005, the Company issued 100,000 unregistered shares related to extensions of various notes payable.

Additional restricted shares issued in exchange for unrestricted shares

Throughout the year, the Company issued 4,759,522 unregistered shares in exchange for unrestricted shares of current stockholders.  Two unregistered shares were issued for each unrestricted share forfeited.

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

10.47	Letter Agreement with Transition Partners Limited dated October 24, 2003. (13)

10.48	Letter Agreement with Bolder Venture Partners dated February 9, 2004. (13)

10.49	Voting Agreement dated June 3, 2003 between Polar and the stockholders named on Schedule I thereto. (13)

10.50	Settlement Agreement and Mutual Release dated as of July 14, 2003 by and among Polar Molecular Corporation, Polar Molecular Holding Corporation, and GRQ, L.L.C. (13)

10.51	Form of Warrant Certificate for A Common Stock Purchase Warrants. (14)

10.52	Form of Warrant Certificate for B Common Stock Purchase Warrants. (14)

10.53	Debt Restructuring Agreement with Bolder Venture Partners and Transition Partners Limited dated April 1, 2004. (15)

10.54	Settlement Agreement between Polar Molecular Holding Corporation, and Holmes, Robert and Owens dated May 7, 2004. (15)

10.55	Private placement engagement letter and indemnification between Polar Molecular Holding Corporation and Dominick & Dominick dated June 30, 2004. (15)

10.56	Sixth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of August 23, 2004. (15)

10.57	Seventh Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of October 13, 2004. (15)

10.58	Eighth Amendment to the Loan Extension and Release and Waiver Agreement between Polar and Affiliated Investments L.L.C. dated as of December 22, 2004. (15)

10.59	Private placement engagement letter and indemnification between Polar Molecular Holding Corporation and Dominick & Dominick dated February 1, 2005. (15)

10.60	Letter Agreement between Lockhart Holdings, Inc and Polar Molecular Corporation for conversion of service fees to equity, dated September 28, 2005. (15)

10.61	Settlement Agreement between Polar Molecular Holding Corporation, and Holmes, Robert and Owens dated November 30, 2005. (15)

10.62	Code of Conduct for Polar Molecular Holding Corporation’s Chief Executive Officer and Principal Accounting Officer dated December 2, 2005. (15)

21	List of Subsidiaries. (15)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (15)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (15)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-05422C) and incorporated herein by reference.

(2)	Filed as exhibit to the Company’s registration statement on Form SB-2 (File No. 333-78399) and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(4)	Filed as an exhibit to Murdock’s Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-103167) and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-106635) and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333- 106987) and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on August 22, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Periodic Report on Form 8-K filed with the SEC on October 8, 2003 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Filed herewith